Form 10-Q
period 2020-09-30
Corsair Gaming, Inc.
filed 2020-11-10
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39533

Corsair Gaming, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2335306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47100 Bayside Pkwy
Fremont, CA 94538
(Address of principal executive offices and zip code)

(510) 657-8747
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CRSR	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 3, 2020, the registrant had 91,924,189 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and market. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$457,103	$284,372	$1,146,028	$770,619
Cost of revenue	329,159	224,145	834,398	616,785
Gross profit	127,944	60,227	311,630	153,834
Operating expenses:
Sales, general and administrative	65,321	39,811	175,877	115,992
Product development	12,902	9,454	36,285	28,353
Total operating expenses	78,223	49,265	212,162	144,345
Operating income	49,721	10,962	99,468	9,489
Other (expense) income:
Interest expense	(10,170)	(9,119)	(29,116)	(27,063)
Other (expense) income, net	23	(399)	(29)	(1,477)
Total other expense, net	(10,147)	(9,518)	(29,145)	(28,540)
Income (loss) before income taxes	39,574	1,444	70,323	(19,051)
Income tax (expense) benefit	(3,217)	75	(10,149)	4,645
Net income (loss)	$36,357	$1,519	$60,174	$(14,406)
Net income (loss) per share
Basic	$0.43	$0.02	$0.71	$(0.19)
Diluted	$0.40	$0.02	$0.69	$(0.19)
Weighted-average shares used to compute net income (loss) per share
Basic	84,871	75,939	84,352	75,928
Diluted	90,084	77,884	87,499	75,928

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$36,357	$1,519	$60,174	$(14,406)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of zero tax	2,378	(54)	(1,217)	(52)
Unrealized foreign exchange gain (loss) from long-term intercompany loans, net of tax benefit (expense) of $(128) and $134 for the three months ended September 30, 2020 and 2019, respectively and $(24) and $139 for the nine months ended September 30, 2020 and 2019, respectively	691	(682)	580	(704)
Comprehensive income (loss)	$39,426	$783	$59,537	$(15,162)

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$116,185	$48,165
Restricted cash	3,726	3,552
Accounts receivable, net	259,542	202,334
Inventories	210,151	151,063
Prepaid expenses and other current assets	38,014	24,696
Total current assets	627,618	429,810
Property and equipment, net	15,404	15,365
Goodwill	311,573	312,750
Intangible assets, net	265,446	291,027
Restricted cash, noncurrent	230	230
Other assets	35,449	10,536
TOTAL ASSETS	$1,255,720	$1,059,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$274,771	$182,025
Current portion of debt, net	—	2,364
Other liabilities and accrued expenses	169,586	115,541
Total current liabilities	444,357	299,930
Debt, net including related party balance of nil and $5,779 as of September 30, 2020 and December 31, 2019, respectively	370,090	503,448
Deferred tax liabilities	30,655	33,820
Other liabilities, noncurrent	22,066	5,745
TOTAL LIABILITIES	867,168	842,943
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 91,914 and 84,079 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	9	8
Additional paid-in capital	437,207	324,968
Accumulated deficit	(45,856)	(106,030)
Accumulated other comprehensive loss	(2,808)	(2,171)
Total Stockholders’ Equity	388,552	216,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,255,720	$1,059,718

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three months ended September 30, 2020
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of June 30, 2020	84,349	$8	$328,588	$(82,213)	$(5,877)	$240,506
Issuance of common stock for stock option exercises	56	—	259	—	—	259
Issuance of common stock upon vesting of restricted stock units	9	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	7,500	1	106,729	—	—	106,730
Stock-based compensation	—	—	1,631	—	—	1,631
Other comprehensive income	—	—	—	—	3,069	3,069
Net income	—	—	—	36,357	—	36,357
Balance as of September 30, 2020	91,914	$9	$437,207	$(45,856)	$(2,808)	$388,552

	Three months ended September 30, 2019
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of June 30, 2019	75,815	$8	$258,954	$(113,046)	$(2,403)	$143,513
Issuance of common stock in relation to acquisitions	267	—	2,000	—	—	2,000
Issuance of common stock for stock option exercises	7	—	53	—	—	53
Stock-based compensation	—	—	867	—	—	867
Other comprehensive loss	—	—	—	—	(736)	(736)
Net income	—	—	—	1,519	—	1,519
Balance as of September 30, 2019	76,089	$8	$261,874	$(111,527)	$(3,139)	$147,216

	Nine months ended September 30, 2020
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of December 31, 2019	84,079	$8	$324,968	$(106,030)	$(2,171)	$216,775
Issuance of common stock to directors	20	—	—	—	—	—
Issuance of common stock for stock option exercises	306	—	1,224	—	—	1,224
Issuance of common stock upon vesting of restricted stock units	9	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	7,500	1	106,729	—	—	106,730
Stock-based compensation	—	—	4,286	—	—	4,286
Other comprehensive loss	—	—	—	—	(637)	(637)
Net income	—	—	—	60,174	—	60,174
Balance as of September 30, 2020	91,914	$9	$437,207	$(45,856)	$(2,808)	$388,552

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of December 31, 2018	75,896	$8	$258,238	$(93,161)	$(2,383)	$162,702
Cumulative effect of adoption of new accounting standard	—	—	—	(3,686)	—	(3,686)
Issuance of common stock in relation to acquisitions	267	—	2,000	—	—	2,000
Issuance of common stock for stock option exercises	14	—	80	—	—	80
Repurchase of common stock (Note 11)	(88)	—	(1,257)	(274)	—	(1,531)
Stock-based compensation	—	—	2,813	—	—	2,813
Other comprehensive loss	—	—	—	—	(756)	(756)
Net loss	—	—	—	(14,406)	—	(14,406)
Balance as of September 30, 2019	76,089	$8	$261,874	$(111,527)	$(3,139)	$147,216

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$60,174	$(14,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4,286	2,813
Depreciation	6,706	5,448
Amortization of intangible assets	25,344	23,551
Debt issuance costs amortization	1,990	2,281
Loss on debt extinguishment	3,256	—
Deferred income taxes	(6,892)	(7,257)
Other	1,070	598
Changes in operating assets and liabilities:
Accounts receivable	(58,067)	(10,573)
Inventories	(60,886)	(13,021)
Prepaid expenses and other assets	(20,431)	(3,312)
Accounts payable	92,772	2,065
Other liabilities and accrued expenses	51,002	12,947
Net cash provided by operating activities	100,324	1,134
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(836)	(4,846)
Payment of deferred consideration	—	(10,300)
Purchase of property and equipment	(5,072)	(7,003)
Net cash used in investing activities	(5,908)	(22,149)
Cash flows from financing activities:
Repayment of debt	(140,394)	(2,775)
Payment of debt issuance costs	(194)	(150)
Repayment of line of credit, net	—	8,700
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions	118,575	—
Payment of other offering costs	(5,582)	(108)
Repurchase of common stock	—	(569)
Proceeds from exercise of stock options	1,224	80
Net cash provided by (used in) financing activities	(26,371)	5,178
Effect of exchange rate changes on cash	149	46
Net increase (decrease) in cash and restricted cash	68,194	(15,791)
Cash and restricted cash at the beginning of the period	51,947	27,920
Cash and restricted cash at the end of the period	$120,141	$12,129
Supplemental cash flow disclosures:
Cash paid for interest	$23,397	$24,799
Cash paid for income taxes	7,276	372
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,331	$1,353
Issuance of common stock relating to business acquisitions	—	2,000
Deferred purchase consideration (Note 5)	145	6,003
Measurement period adjustment relating to business acquisitions	1,834	—
Forward contract on common stock repurchase	—	962
Deferred offering costs included in accounts payable and accrued expenses	2,710	2,346

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Notes to Condensed Combined Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Corsair Gaming, Inc., a Delaware corporation, together with its subsidiaries (collectively, “Corsair” the “Company”, “we”, “us”, or “our”), is a global provider and innovator of high-performance gear for gamers, streamers and content creators.

Corsair is organized into two reportable segments:

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets and controllers, as well as our streaming gear including capture cards, studio accessories, and microphones, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

Reorganization

On September 15, 2020, a corporate reorganization (the “Reorganization”) was consummated whereby we now own directly and indirectly all of the operating subsidiaries and assets that were formerly owned by Corsair Group (Cayman), LP (the “Parent”) and Corsair Group (US), LLC, a minority interest holder. The Parent is a limited partnership domiciled in the Cayman Islands. The Parent and Corsair Group (US), LLC are under common control of the affiliates of EagleTree Capital, LP, a private equity investment firm. Prior to the Reorganization, the North American and international operations of Corsair were conducted by certain operating subsidiaries held by separate entities, Corsair Gaming, Inc. and Corsair Holdings (Lux) S.à r.l. (or “Corsair Luxco”), respectively, each of which was substantially owned by and under common control of the Parent.

The Reorganization was comprised of a series of steps as set forth below:

•	The Parent acquired the minority interest held by Corsair Group (US), LLC in exchange for its own units.
•	Corsair Gaming, Inc. acquired all of the outstanding capital stock of Corsair Luxco from the Parent in exchange for its own stock.
•

In order for management and certain other partnership unit holders of the Parent to hold Corsair’s common stock directly, we entered into exchange agreements with such holders to exchange the Parent’s units for shares of Corsair’s common stock on a pro rata basis relative to their holdings in the Parent prior to the Reorganization.

•

The Parent’s 2017 Equity Incentive Program was assumed by Corsair and all of the outstanding options to acquire units under the Parent’s 2017 Equity Incentive Program were converted into options to purchase Corsair’s common stock on a pro rata basis with an adjusted exercise price to reflect the assumption.

•

We implemented a 1-for-28,693.596843964 stock split resulting in there being 84,405,366 shares of Corsair’s common stock outstanding and 10,029,388 options outstanding to purchase Corsair’s common stock as of the date of the Reorganization.

As all legal entities included in the Reorganization are under common control of the Parent, all steps of the Reorganization were accounted for as a combination of entities under common control.

Unless otherwise indicated, the accompanying condensed combined consolidated financial statements and related notes that reference Corsair’s capitalization, including other matters relating to equity, share, and per share information, have been retroactively revised to reflect the Reorganization for all periods presented. Accordingly, references in the footnotes related to transactions entered into by the Parent involving the Parent’s units or options to purchase the Parent’s units have been revised as common share equivalents of Corsair and options to purchase shares of Corsair’s common stock using the ratio of Corsair’s issued and outstanding shares immediately post-Reorganization to the Parent’s issued and outstanding units immediately post-Reorganization but prior to the unit exchanges described above.

Initial Public Offering

On September 25, 2020, we completed our initial public offering (IPO). In connection with the IPO, we sold 7,500,000 shares of common stock at $17.00 per share, resulting in proceeds of $118.6 million, net of the underwriting discounts and commissions and before offering costs. In connection with the IPO, certain stockholders sold 6,500,000 shares of common stock at $17.00 per share. Subsequent to the IPO, certain stockholders further sold 1,135,375 shares pursuant to the underwriters’ exercise of their option to purchase additional shares. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in other assets in the condensed combined consolidated balance sheets. After the IPO, $11.8 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds in the condensed combined consolidated balance sheets. The amount of deferred offering costs capitalized as of December 31, 2019 was $5.8 million.

Basis of Presentation

Our interim condensed combined consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed combined consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed combined or omitted pursuant to such rules and regulations. Therefore, these interim condensed combined consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus dated and filed on September 24, 2020 (the “Prospectus”) with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, (the “Securities Act”).

The interim condensed combined consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed combined consolidated balance sheet as of September 30, 2020 and our  results of operations for the three and nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

Except as described elsewhere to the condensed combined consolidated financial statements, there have been no material changes to our significant accounting policies as described in Note 2 “Summary of Significant Accounting Policies” in the Notes to the consolidated financial statements in our Prospectus.

Principles of Consolidation

The accompanying condensed combined consolidated financial statements include the accounts of Corsair and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, deferred income tax, and common stock (prior to the IPO completed in September 2020). These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Risks and Uncertainties related to the COVID-19 Pandemic

Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced some business disruptions due to COVID-19 including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs, which led to increase in operating costs. This negative financial impact has been offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions. The increase in demand has continued into the third quarter of 2020 and we expect it to continue through the remainder of the year as the COVID-19 pandemic continues. However, as the global economic activity slows down, the demand for our gear could decline despite these trends. The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

As of the date of issuance of these condensed combined consolidated financial statements, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions due to COVID-19 to the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed combined consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the condensed combined consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales, general and administrative expense in the condensed combined consolidated statements of operations. Advertising and promotion expenses were $4.1 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively, and $12.3 million and $7.4 million for nine months ended September 30, 2020 and 2019, respectively.

Nonmonetary Transactions

We have sales and repurchases of inventory with our manufacturers, which are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by Corsair, we will record prepaid inventories and accrued liabilities as a nonmonetary transaction. When the reciprocal purchase of inventory from the manufacturer is transacted, a payable to the manufacturer at the repurchase price will be recorded, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. As of September 30, 2020, we recognized $2.1 million prepaid inventory and $2.4 million accrued liabilities in the condensed combined consolidated balance sheet for such nonmonetary transactions with our manufacturers.

Because the transactions are nonmonetary, they have not been included in the condensed combined consolidated statements of cash flows pursuant to ASC 230, Statement of Cash Flows.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further updated and clarified by the FASB through issuance of additional related ASUs. ASU 2016-13 replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. We adopted this standard effective January 1, 2020 using a modified retrospective approach. The adoption of this new standard did not have a material impact on our condensed combined consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We adopted this standard effective January 1, 2020. The adoption of this new standard did not have a material impact on our condensed combined consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), to modify certain disclosure requirements on fair value measurements in Topic 820. We adopted this standard effective January 1, 2020. The adoption of this new standard did not have a material impact on our condensed combined consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent updates (collectively, referred to as Accounting Standard Codification 842 or Topic 842). Topic 842 requires a lessee to recognize right of use (“ROU”) assets and lease liabilities for a lease with terms longer than 12 months on the consolidated balance sheets and to disclose key information related to the leasing arrangements.

On January 1, 2020, we adopted Topic 842 using the modified retrospective method, applying Topic 842 to all leases existing at the date of initial application. We elected to use the effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. We elected the package of transitional practical expedients, which among other provisions, allows us to carry forward prior conclusions about lease identification and classification. In addition, for operating leases, we elected to account for lease and non-lease components as a single lease component. We also made an accounting policy election not to apply the recognition guidance of Topic 842 to record all leases that, at the lease commencement date, have a lease term of 12 months or less on the consolidated balance sheet.

The adoption of Topic 842 had a material impact to our condensed combined consolidated balance sheet but did not have an impact on our condensed combined consolidated statement of operations or cash flows. As a result of adopting Topic 842 as of January 1, 2020, we recognized lease liabilities of $17.9 million and corresponding ROU assets of $17.7 million. See Note 16, Leases, for additional information.

Accounting Pronouncements Issued but Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), to simplify various aspects related to the accounting for income taxes. The new guidance is effective for us beginning in year 2021. We are in the process of evaluating the effects of this new guidance on our condensed combined consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance is effective, at our election, beginning March 12, 2020 through December 31, 2022. Our term loan and revolving line of credit have interest payments that are correlated to a reference rate, and we are currently evaluating the impact of adopting this guidance and the potential effects it could have on our condensed combined consolidated financial statements.

3. Fair Value Measurement

U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into the following three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the measurement date.

Level 2—Pricing inputs are other than quoted prices in active market, which are either directly or indirectly observable as of the report date. The nature of these securities includes investments for which quoted prices are available but traded less frequently and investments that are fair valued using other securities, the parameters of which can be directly observed.

Level 3—Securities that have little to no pricing observability as of the report date. These securities are measured using management’s best estimate of fair value, where the inputs into the determination of fair value are not observable and require significant management judgment or estimation.

The following tables summarize our financial assets and liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Interest rate cap contract(4)	$—	$45	$—	$45
Foreign currency forward contracts(4)	—	88	—	88
Total assets	$—	$133	$—	$133
Liabilities:
Contingent consideration in connection with a business acquisition—Origin(1)	$—	$—	$2,078	$2,078
Contingent consideration in connection with an immaterial business acquisition	—	—	9	$9
Deferred cash consideration in connection with a business acquisition—SCUF(2)	—	—	1,638	1,638
Deferred cash consideration in connection with a business acquisition—Origin(3)	—	—	1,481	1,481
Foreign currency forward contracts(4)	—	378	—	378
Total liabilities	$—	$378	$5,206	$5,584

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Liabilities:
Contingent consideration in connection with a business acquisition—Origin(1)	$—	$—	$3,964	$3,964
Deferred cash consideration in connection with a business acquisition—SCUF(2)	—	—	1,638	1,638
Deferred cash consideration in connection with a business acquisition—Origin(3)	—	—	1,411	1,411
Foreign currency forward contracts(4)	—	335	—	335
Total liabilities	$—	$335	$7,013	$7,348

(1)

The fair value of the Origin earn-out liability (Refer to Note 5 for further details on this acquisition) is estimated using a Monte Carlo Simulation, a simulation-based measurement technique with significant inputs that are not observable in the market and thus represents a level 3 fair value measurement. The significant inputs in the fair value measurement not supported by market activity included the expected future standalone EBITDA growth of Origin during the earn-out period, appropriately discounted by a risk adjustment factor, considering the uncertainties associated with the obligation, its associated volatility, and calculated in accordance with the terms of the Unit Purchase Agreement for this acquisition. Significant changes of these significant inputs, in isolation or in combination, would result in a material change in fair value estimates. The interrelationship between these inputs is not considered significant. The fair value of the Origin earn-out liability is remeasured at every reporting period and the change in fair value is recorded to sales, general and administrative expenses. During the year ended December 31, 2019, a $0.6 million credit to sales, general and administrative expenses was recorded resulting from a reduction in the fair value remeasurement. The earn-out liability of $2.4 million contingent upon Origin’s 2019 standalone EBITDA was fully paid in April 2020. During the nine months ended September 30, 2020, there was no material change in the fair value of the remaining earn-out liability that is contingent upon Origin’s 2020 standalone EBITDA results. The Origin contingent consideration balance as of September 30, 2020 also included $0.3 million related to the finalization of pre-acquisition sales tax liabilities owed to Origin’s sellers according to the terms of the Origin Unit Purchase Agreement and this balance will be settled together with the Origin 2020 earn-out liability in 2021.

(2)

The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement. These estimates involved inputs unobservable in the markets and thus represent a level 3 fair value measurement. The measurement of this liability was provisional at the SCUF Acquisition Date (as defined in Note 5) and as of September 30, 2020 and will be finalized in the fourth quarter of 2020. The amount is subject to update upon filing the tax returns for 2019 through 2021. Refer to Note 5 for further details on this acquisition.

(3)

The fair value of Origin’s deferred cash consideration is determined at the Origin acquisition date by using a discount rate of 6.5%. This discount rate approximated our borrowing rate under the revolving line of credit and represented a Level 3 input under the fair value hierarchy.

(4)

The fair values of the forward contracts and interest rate cap contract are based on similar exchange traded derivatives and the related asset or liability is, therefore, included within Level 2 of the fair value hierarchy.

4. Derivative Financial Instruments

We are exposed to foreign currency risk relating to our ongoing business operations and use derivative financial instruments, principally foreign currency forward contracts, to reduce the risk. The notional principal amount of outstanding foreign exchange forward contracts was $21.5 million and $18.3 million as of September 30, 2020 and December 31, 2019, respectively, none of which have been designated as hedging instruments during the periods presented. The fair value gain (loss) recognized in other (expense) income, net in relation to these derivative instruments was $(1.1) million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $(1.2) million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

In April 2020, we purchased interest rate cap contracts for $0.5 million with a notional amount of $465 million to manage our exposure to interest rate movements on our variable rate debt when 3-month LIBOR exceeds 1.0%. Refer to Note 8 for further information relating to the interest rates on our debts. The interest rate cap contracts mature on June 30, 2022 and none of which have been designated as hedging instruments. Accordingly, we recognized $55 thousand and $0.5 million net loss for the change in fair value of the interest rate contracts in interest expense for the three and nine months ended September 30, 2020, respectively.

5. Business Combinations

2020 Immaterial Acquisition

On August 31, 2020, we completed an acquisition that is not material to our consolidated financial position, results of operations or cash flows. We believe that the acquisition will enhance the product offering in our gamer and creator peripherals segment. The purchase consideration was $1.0 million and consisted of $0.8 million of cash and $0.2 million of additional cash earn-out based on the achievement of certain net revenue targets of the acquiree from the acquisition date through December 31, 2021. We acquired intangibles of $0.7 million, goodwill of $0.2 million and accounts receivable of $0.1 million. These intangibles will be amortized over a weighted-average estimated useful life of 3.1 years.

SCUF Acquisition

On December 19, 2019 (the “SCUF Acquisition Closing Date”), one of our subsidiaries entered into an Agreement and Plan of Merger with Scuf Holdings, Inc. and subsidiaries (collectively “SCUF”) and acquired 100% of their equity interests (the “SCUF Acquisition”). SCUF, headquartered in Georgia, U.S., specializes in delivering high-performance accessories and customized gaming controllers for consoles and PCs used by top professionals as well as casual gamers. We believe that the SCUF Acquisition will enhance our product and service offerings to both console and PC gamers.

Because the acquired companies met the definition of a business, the SCUF Acquisition has been accounted for as a business combination using the acquisition method of accounting.

Subsequent to the SCUF Acquisition Closing Date, we recorded measurement period adjustments which reduced purchase price, inventories and goodwill by $1.5 million, $0.5 million and $1.0 million, respectively, and accordingly, the SCUF Acquisition total adjusted purchase consideration was $136.3 million. The SCUF Acquisition purchase consideration consisted of (i) $128.2 million cash consideration (including the payment of SCUF’s transaction costs and debt on behalf of SCUF), (ii) $8.0 million equity consideration (an issuance of approximately 2.1 million units of the Parent which was equivalent to approximately 1.1 million shares of Corsair common stock immediately post-Reorganization and prior to the exchange agreements described in Note 1), (iii) $1.6 million estimated contingent cash consideration relating to the our expected utilization of the acquired SCUF tax liabilities or tax benefits relating to pre-acquisition SCUF results over the next 4 years of tax filings, (iv) additional cash earn-out based on the achievement of certain SCUF standalone EBITDA targets for 2019 and the ability of SCUF to renew a licensing agreement with a certain vendor, and these contingent cash earn-outs were determined to have zero value based on the assessment of the outcome of these contingent events on the SCUF Acquisition Closing Date, and (v) net of $1.5 million contingent cash consideration paid on the SCUF Acquisition Closing Date that is expected to be returned by the sellers to us to fund an incentive payment to certain ex-SCUF employees who joined Corsair and are required to remain employed through a contractual service period. The purchase price is subject to further adjustments of certain net working capital items within 12 months of the SCUF Acquisition Closing Date.

Preliminary purchase price allocation

The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the SCUF Acquisition Closing Date. The allocation of the purchase price was based upon a preliminary valuation, and the estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized consist of federal and state income tax and other tax considerations and the valuation of identifiable intangible assets acquired. We will continue to reflect measurement period adjustments to purchase price allocation, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in adjustments to the values presented in the following table:

(In thousands)
Assets acquired:
Cash	$6,947
Accounts receivable	4,587
Inventories	12,800
Prepaid and other assets	1,377
Identifiable intangible assets	71,890
Property and equipment	2,927
Other assets	40
Liabilities assumed:
Accounts payable	(9,182)
Sales tax payable	(5,533)
Deferred revenue	(3,752)
Other liabilities and accrued expenses	(8,416)
Deferred tax liabilities	(10,015)
Net identifiable net assets acquired	$63,670
Goodwill	72,642
Net assets acquired	$136,312

The excess of the purchase price over the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill. Goodwill of $72.6 million, derived from the SCUF Acquisition, is primarily related to the value of the acquired workforce and the ability to design and generate revenue from future technology and customers. The goodwill and identifiable intangible assets are not deductible for tax purposes.

The fair value of the inventory acquired was estimated using the expected selling price of the inventory, then deducting direct selling expenses and a reasonable allocation of profit to a likely buyer. The difference between the fair value of the inventories and the amount recorded by SCUF immediately before the acquisition date is $1.5 million, which is recognized in cost of revenue in the condensed combined consolidated statements of operations upon the sale of the acquired inventory.

The following table summarizes the components of identifiable intangible assets acquired and their estimated useful lives as of the SCUF Acquisition Closing Date:

	Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Patents	$30,500	8
Developed technology	18,600	6
Customer Relationships	590	5
Trade name	22,200	15
Total identifiable intangible assets	$71,890

Intangible assets acquired as a result of the SCUF Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Amortization of patent and developed technology are included in cost of revenue and product development expense, respectively. Amortization of customer relationships and trade names are included in sales, general and administrative expense in the condensed combined consolidated statements of operations.

Origin Acquisition

On July 22, 2019 (the “Origin Closing Date”), one of our subsidiaries acquired all the equity interests in Origin PC Corporation (“Origin” and such acquisition, the “Origin Acquisition”). Origin, based in Florida, U.S., specializes in delivering hand-built, personalized PCs. We believe the integration of Origin’s expertise in personalized custom gaming systems and Corsair’s strength in performance PC hardware and the iCUE software ecosystems enhances and expands our product and service offerings to PC gamers.

Origin met the definition of a business, and therefore this acquisition is accounted for as a business combination.

Subsequent to the Origin Closing Date, we recorded measurement period adjustments which increased the purchase price by $0.2 million and reduced other liabilities and accrued expenses by $0.3 million and goodwill by $0.1 million, and accordingly, the Origin Acquisition total adjusted purchase consideration was $13.8 million. The Origin Acquisition purchase consideration consisted of (i) $5.5 million cash consideration (including the payment of Origin’s transaction costs and debt on behalf of Origin), (ii) $2.0 million equity consideration provided by Corsair, which was immediately exchanged for approximately 0.5 million units of the Parent, which was equivalent to approximately 0.2 million shares of Corsair common stock immediately post-Reorganization and prior to the exchange agreements described in Note 1), (iii) $1.4 million deferred cash consideration payable 18 months after closing, not contingent on any future conditions, (iv) $4.6 million of additional cash earn-out based on the achievement of certain Origin standalone EBITDA targets for 2019 and 2020, and (v) $0.3 million estimated contingent cash consideration relating to the finalization of pre-acquisition sales tax liabilities owed to Origin’s sellers according to the terms of the Origin Unit Purchase Agreement.

The final allocation of the Origin Acquisition purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

(In thousands)
Assets acquired:
Cash, net of cash acquired	$376
Accounts receivable	1,379
Inventories	4,445
Prepaid and other assets	309
Identifiable intangible assets (customer relationship with estimated 6 years of useful life)	1,000
Property and equipment	140
Liabilities assumed:
Accounts payable	(2,670)
Other liabilities and accrued expenses	(3,033)
Other liabilities, noncurrent	(447)
Net identifiable assets acquired	1,499
Goodwill	12,270
Net assets acquired	$13,769

The goodwill and identifiable intangible assets are deductible for tax purposes.

The estimated fair value of Origin’s contingent earn-out decreased from $4.6 million at the Origin Closing Date to $4.0 million at December 31, 2019, primarily resulting from Origin’s lower-than-expected EBITDA for the projected 2020 earn-out period. The reduction in fair value of $0.6 million was recorded as a reduction to sales and general administrative expenses in the condensed combined consolidated statement of operations in the fourth quarter of 2019. The earn-out liability of $2.4 million contingent upon Origin’s 2019 standalone EBITDA was fully paid in April 2020. During the nine months ended September 30, 2020, there was no material change in the fair value of the remaining earn-out liability that is contingent upon Origin’s 2020 standalone EBITDA results.

Acquisition-related costs

We incurred acquisition-related costs of approximately $0.3 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively, and these costs are recorded in sales, general and administrative expenses in the condensed combined consolidated statement of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information combines the unaudited condensed combined consolidated results of operations as if the SCUF Acquisition had occurred as of January 1, 2019:

	Three months Ended September 30, 2019	Nine months Ended September 30, 2019
	(in thousands)
Net revenue	$299,130	$815,432
Net loss	(3,101)	(25,040)

The unaudited pro forma adjustments primarily include amortization for intangible assets acquired, the purchase accounting effect on contract liabilities assumed and inventory acquired, acquisition-related costs and interest expense related to financing arrangements. The unaudited pro forma condensed combined consolidated information is provided for informational purposes only and is not indicative of the results of operations that would have been achieved if the SCUF Acquisition and any borrowings undertaken to finance the SCUF Acquisition had taken place at the beginning of the periods presented.

Pro forma financial information for the Origin Acquisition and the 2020 immaterial acquisition have not been prepared because the effects of these acquisitions were not material to our condensed combined consolidated statements of operations individually or in aggregate for all periods presented.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment:

	Gaming Components and Systems	Gamer and Creator Peripherals	Total
	(In thousands)
Balance as of December 31, 2019	$145,375	$167,375	$312,750
Addition from business acquisition	-	185	185
Measurement period adjustments	(47)	(1,023)	(1,070)
Effect of foreign currency exchange rates	284	(576)	(292)
Balance as of September 30, 2020	$145,612	$165,961	$311,573

Intangible assets, net

The following table is a summary of intangible assets, net:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Developed technology	$44,883	$21,606	$23,277	$44,243	$17,536	$26,707
Trade name	30,128	2,388	27,740	30,253	833	29,420
Customer relationships	218,456	67,397	151,059	218,459	50,916	167,543
Patent	29,989	3,007	26,982	30,721	130	30,591
Non-competition agreements	3,110	2,152	958	3,110	1,774	1,336
Total finite-life intangibles	326,566	96,550	230,016	326,786	71,189	255,597
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Total intangible assets	$361,996	$96,550	$265,446	$362,216	$71,189	$291,027

For the three months and nine months ended September 30, 2020, the gross amount for intangible assets increased $0.7 million as a result of an immaterial acquisition. Refer to Note 5 for additional information on our business acquisitions.

The gross carrying amounts of intangible assets are removed when fully amortized.

The estimated future amortization expense of intangible assets as of September 30, 2020 is as follows:

Amounts
(in thousands)
2020 (remaining three months)	$8,484
2021	33,938
2022	33,761
2023	32,359
2024	30,913
Thereafter	90,561
Total	$230,016

7. Balance Sheet Components

Cash and Restricted Cash

	September 30, 2020	December 31, 2019
	(In thousands)
Cash	$116,185	$48,165
Restricted cash—short term	3,726	3,552
Restricted cash—noncurrent	230	230
Total cash and restricted cash	$120,141	$51,947

Accounts Receivable, net:

	September 30, 2020	December 31, 2019
	(In thousands)
Accounts receivable	$260,476	$202,546
Allowance for doubtful accounts	(934)	(212)
Accounts receivable, net	$259,542	$202,334

As of September 30, 2020, and December 31, 2019, two customers each represented 10% or more of our consolidated accounts receivable, net.

Inventories

	September 30, 2020	December 31, 2019
	(In thousands)
Raw materials	$29,937	$25,547
Work in progress	17,842	2,690
Finished goods	162,372	122,826
Inventories	$210,151	$151,063

Property and Equipment, Net

	September 30, 2020	December 31, 2019
	(In thousands)
Manufacturing equipment	$18,939	$15,291
Computer equipment, software and office equipment	9,489	6,958
Furniture and fixtures	3,342	2,602
Leasehold improvements	3,951	3,544
Total property and equipment	$35,721	$28,395
Less: Accumulated depreciation and amortization	(20,317)	(13,030)
Property and equipment, net	$15,404	$15,365

Other Liabilities and Accrued Expenses

	September 30, 2020	December 31, 2019
	(In thousands)
Accrued reserves for customer incentive programs	$40,318	$36,582
Accrued reserves for sales return	29,805	24,610
Accrued payroll and related expense	22,474	10,638
Income tax payable	20,929	8,524
Operating lease liabilities, current	8,883	—
Other	47,177	35,187
Other liabilities and accrued expenses	$169,586	$115,541

Contract Balances

Contract assets represent amounts that have been recognized as revenue but for which we did not have the unconditional right to invoice the customer yet. There were no unbilled accounts receivable recorded within our accounts receivable, net on the condensed combined consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Contract liabilities consist of deferred revenue and unearned revenue.

Deferred revenue consists primarily of amounts that have been shipped and invoiced, but the control of the inventory has not been passed to the customer yet. The current portion of deferred revenue balances are recognized over the next 12 months. As of September 30, 2020, the current and long-term portion of our deferred revenue was $1.1 million and $0.4 million, respectively. As of December 31, 2019, the current and long-term portion of our deferred revenue was $3.3 million and $0.4 million, respectively.

Unearned revenue consists of payments received from customers in advance of product shipment for our webstore orders. These orders are generally shipped within two weeks from order date. The unearned revenue balance as of September 30, 2020 and December 31, 2019 was $4.1 million and $1.3 million, respectively.

Unearned revenue and the current portion of deferred revenue are included in other liabilities and accrued expenses, and the long-term portion of deferred revenue is included in other liabilities on the condensed combined consolidated balance sheets.

8. Debt

First Lien Credit and Guaranty Agreement

On August 28, 2017, we entered into a syndicated First Lien Credit and Guaranty Agreement (“First Lien”) with various financial institutions. The First Lien originally provided a $235 million term loan (“First Lien Term Loan”) for a business acquisition and to repay existing indebtedness of the acquired company and a $50 million revolving line-of-credit (“Revolver”). The First Lien and the Revolver matures on August 28, 2024 and August 28, 2022, respectively. Subsequently, we entered into several amendments to the First Lien and the principal amount of the First Lien Term Loan was increased by $10 million in 2017 and increased by $115 million in each of 2018 and 2019, primarily to fund various business acquisitions and operation needs.

The First Lien Term Loan initially carried interest at a rate equal to, at our election, either the (a) greatest of (i) the prime rate, (ii) sum of the Federal Funds Effective Rate plus 0.5%, (iii) one month LIBOR plus 1.0% and (iv) 2%, plus a margin of 3.5%, or (b) the greater of (i) LIBOR and (ii) 1.0%, plus a margin of 4.5%. The Revolver initially bore interest at a rate equal to, at our election, either the (a) greatest of (i) the prime rate, (ii) sum of the Federal Funds Effective Rate plus 0.5%, (iii) one month LIBOR plus 1.0% and (iv) 2%, plus 3.5%, or (b) the greater of (i) LIBOR and (ii) 1.0%, plus a margin of 4.5%. As a result of the First Lien amendment in October 2018, the First Lien term loan and Revolver margin were both changed to range from 2.75% to 3.25% for base rate loans and to range from 3.75% to 4.25% for Eurodollar loans, based on our net leverage ratio.

Additionally, new contingent repayment provisions were added in the First Lien amendment in October 2018. Five business days after the initial public offering (“IPO”) of our stock, we were required to prepay all amounts (principal and interest) outstanding under the Second Lien term loan. Concurrently, we also were required to prepay the First Lien Term Loan in an amount equal to the IPO proceeds, less the amount used to repay the Second Lien Term Loan, multiplied by 50%. Accordingly, in September 2020, with the IPO proceeds, we repaid the mandatory minimum amount of $55.8 million and made an additional $30.8 million voluntary repayment.

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. According to the Consolidated Excess Cash Flow clause as defined in the First Lien, in April 2020, we prepaid $2.6 million of the First Lien Term Loan.

The amendments to the First Lien were accounted for as loan modifications.

The following table summarizes the carrying value of the First Lien Term Loan:

	September 30, 2020	December 31, 2019
	(In thousands)
Principal amount outstanding	$376,938	$467,332
Less: Debt discount, net of amortization	(2,623)	(3,850)
Less: Debt issuance costs, net of amortization	(4,225)	(5,825)
Carrying amount	$370,090	$457,657

Our obligation under the First Lien is secured by substantially all of our personal property assets and those of our United States-organized subsidiaries, including intellectual property. The First Lien Term Loan includes customary restrictive covenants that impose operating and financial restrictions on Corsair, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. As of September 30, 2020, we were in compliance with all covenants.

In addition, the First Lien contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations may accrue at an increased rate in the case of a non-payment or bankruptcy and insolvency and the lenders may accelerate our obligations under the First Lien Term Loan, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Second Lien Credit and Guaranty Agreement

On August 28, 2017, we also entered into a syndicated Second Lien Credit and Guaranty Agreement (“Second Lien”) with various financial institutions. The Second Lien initially provided a $65 million term loan (“Second Lien Term Loan”), with a maturity date of August 28, 2025, for a business acquisition and for general corporate operations purposes. The Second Lien Term Loan initially carried interest at a base rate equal to that of the First Lien loan, plus a margin of 7.25% for base rate loans and 8.25% for Eurodollar loans. In October 2017, we entered into an amendment to the Second Lien and the principal amount of the Second Lien Term Loan was reduced to $50 million and the applicable interest rate margins for both the base rate loans and Eurodollar loans were increased by 0.25%. The amendment to the Second Lien was accounted for as a loan modification.

We had the ability to prepay the Second Lien Term Loan any time after the first and second anniversary without premium or penalty. In the second and third quarter of 2020, with excess cash on hand, we repaid an aggregate of $50 million of the outstanding principal balance of the Second Lien Term Loan and following these repayments, the Second Lien Term Loan was fully repaid and all obligations and covenants thereunder were terminated.

The following table summarizes the carrying value of the Second Lien Term Loan:

	September 30, 2020	December 31, 2019
	(In thousands)
Principal amount outstanding	$—	$50,000
Less: Debt discount, net of amortization	—	(471)
Less: Debt issuance costs, net of amortization	—	(1,374)
Carrying amount	$—	$48,155

The following table summarizes the interest expense recognized for the First Lien and Second Lien:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Contractual interest expense for First Lien and Second Lien Term Loan	$6,408	$7,582	$22,914	$22,662
Contractual interest expense for Revolver	—	789	16	2,099
Amortization of debt discount	219	216	672	700
Amortization of debt issuance costs	489	514	1,401	1,583
Loss on debt extinguishment	2,864	—	3,256	—
Total interest expense recognized	$9,980	$9,101	$28,259	$27,044

The estimated future principal payments under our total long-term debt as of September 30, 2020 are as follows:

Amounts
(In thousands)
2020 (remaining three months)	$—
2021	—
2022	—
2023	—
2024	376,938
Thereafter	—
Total debt	$376,938
Less: Discount and debt issuance costs	(6,848)
Total Debt, net of discount and debt issuance costs	$370,090
Presented on the condensed combined consolidated balance sheet under:
Current portion of debt, net	$—
Debt, net	$370,090

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Beginning of the period	$5,005	$2,776	$3,991	$2,581
Balance assumed from business combinations	—	223	—	223
Warranty provision related to products shipped	1,518	1,395	4,928	4,231
Deductions for warranty claims processed	(1,400)	(1,338)	(3,796)	(3,979)
End of period	$5,123	$3,056	$5,123	$3,056

Unconditional Purchase Obligations

Our total non-cancelable purchase commitments outstanding was $103.1 million and $44.1 million as of September 30, 2020 and December 31, 2019, respectively.

Letters of Credit

The letters of credit outstanding, in aggregate, was $2.0 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively. No amounts have been drawn upon the letters of credit for all periods presented.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms with respect to certain transactions. We have entered into indemnification agreements with directors and certain officers and employees that will require Corsair, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon Corsair to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our condensed combined consolidated balance sheets, statements of operations, or statements of cash flows. We currently have directors’ and officers’ insurance.

10. Stockholders’ Equity

On December 19, 2019, the Parent issued 14,092,098 units, which following the Reorganization and prior to the exchange agreements described in Note 1, represents 7,046,049 equivalent shares of our common stock, as a result of a capital call, for a total capital contribution of $53.5 million to fund the SCUF Acquisition.

For the year ended 2019, the Parent issued an aggregate of 2,644,151 units, which following the Reorganization and prior to the exchange agreements described in Note 1, represents 1,322,075 equivalent shares of our common stock, as part of the consideration for acquisitions. The units had an estimated fair value of $10.0 million, in aggregate, at the time of issuance. Refer to Note 5 for additional information regarding our acquisitions.

On September 15, 2020, we completed a Reorganization through a series of steps as discussed in Note 1. In connection with the Reorganization, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation which authorized 100,000,000 shares of our common stock for issuance, with a par value of $0.0001 per share and effected a 1-for-28,693.596843964 stock split resulting in there being 84,405,366 shares of Corsair’s common stock outstanding as of September 15, 2020.

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of September 30, 2020.

11. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In 2017, the Parent adopted the 2017 Equity Incentive Program (the “2017 Plan”). The 2017 Plan was administered by the General Partner, EagleTree-Carbide (GP), LLC, who determines the types of awards to be granted, the number of units subject to the awards, the exercise price and the vesting requirements. Only our employees and directors participated in this program. In connection with the Reorganization discussed in Note 1, we assumed the 2017 Plan and all the outstanding options to acquire units of the Parent under the 2017 Plan were converted into options to purchase our common stock on a pro rata basis with an adjusted exercise price to reflect the assumption. No other modifications were made to the options and no further options will be granted under the 2017 Plan following the Reorganization.

In September 2020, we adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective on September 22, 2020, the day prior to the first public trading date of our common stock. The 2020 Plan is the successor and continuation to the 2017 Plan. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other forms of awards. Incentive stock options may be granted only to employees. All other awards may be granted to eligible employees, non-employee directors and consultants, at the discretion of our board of directors (the “Board”). Under the 2020 Plan, 5,125,000 shares of our common stock are initially reserved for issuance. The 2020 Plan reserve also includes any shares under the 2017 Plan and the 2020 Plan that may become available for issuance if the award terminates without the delivery of shares or if shares are tendered to satisfy the exercise price or tax withholding obligation with respect of the award. The 2020 Plan reserve increases annually on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2030, by an amount equal to the lesser of (a) 4% of the shares outstanding on the last day of the immediately preceding fiscal year or (b) a smaller number of shares as determined by the Board; provided, however, no more than 75,000,000 shares of our common stock may be issued upon the exercise of incentive stock options.

All stock options under the 2017 Plan and the 2020 Plan are issued at exercise prices not less than the fair market value on the date of grant. RSUs have no exercise price. Both stock options and RSUs vest over a period of time as determined by the Board, generally four to five years, and expire ten years from date of grant. As of September 30, 2020, 4,941,580 shares were available for grant under the 2020 Plan.

Employee Stock Purchase Plan

In September 2020, we adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective September 22, 2020, the day prior to the first public trading date of our common stock. The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code. The ESPP initially reserved 1,025,000 shares of our common stock for issuance. The ESPP reserve increases annually on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2030, by an amount equal to the lesser of (a) 1% of the shares outstanding on the last day of the immediately preceding fiscal year or (b) a smaller number of shares as determined by the Board; provided, however, no more than 20,000,000 shares of our common stock may be issued under the ESPP.

The ESPP is designed to allow eligible employees to purchase shares of our common stock, at semi-annual intervals, with their accumulated payroll deductions. Under the ESPP, participants are offered the option to purchase shares of our common stock at a discount during a series of successive offering periods, the duration and timing of which will be determined by the ESPP administrator. The offering period may not be longer than 27 months in length. The option purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. Employees may participate through payroll deductions of 1% to 15% of their earnings. No participant may purchase more than 30,000 shares in each offering period and may not subscribe for more than $25,000 in fair market value of shares of our common stock (determined at the time the option is granted) during any calendar year. The first offering period will begin on January 1, 2021.

Stock Options Activities

The following table summarizes the stock option activities and related information for the nine months ended September 30, 2020:

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Balance as of December 31, 2019	8,790,000	$4.86	8.1	$24,949
Granted	1,875,161	8.59
Exercised	(306,000)	4.05
Forfeited/cancelled	(164,000)	6.30
Balance as of September 30, 2020	10,195,161	$5.55	7.9	$67,698
Vested and exercisable as of September 30, 2020	4,045,117	$4.31	7.2	$31,534

The weighted average grant-date fair value of the stock options granted for the nine months ended September 30, 2020 was $8.59 per share. As of September 30, 2020, the unrecognized stock-based compensation costs related to outstanding unvested stock options was $15.4 million, which is expected to be recognized over a weighted average period of 3.3 years.

RSUs Activities

The following table summarizes the RSUs activities and related information for the nine months ended September 30, 2020:

	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share
Balance as of December 31, 2019	—	—
Granted	17,647	$17.00
Vested	(8,823)	17.00
Balance as of September 30, 2020	8,824	$17.00

As of September 30, 2020, the unrecognized stock-based compensation costs related to outstanding unvested RSUs was $0.1 million, which is expected to be recognized over a weighted average period of 1.0 year.

Stock-based Compensation

The following table summarizes stock-based compensation expense by line item in the accompanying condensed combined consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cost of revenue	$60	$52	$192	$145
Sales, general and administrative	1,414	672	3,634	2,251
Product development	157	143	460	417
Total stock-based compensation expense	$1,631	$867	$4,286	$2,813

Valuation Assumptions

We estimate the fair value of the stock options on the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average grant date fair value of common stock (per share)	$16.38	$7.55	$8.60	$7.46
Expected term (years)	6.09	6.50	6.37	6.48
Expected volatility	41.7%-44.0%	34.5%-34.9%	35.8%-44.0%	34.3%-34.9%
Dividend yield	—	—	—	—
Range of risk-free interest rate	0.3%-0.4%	1.4-1.9%	0.3%-1.8%	1.4%-2.6%

12. Net Income (Loss) Per Share

Following the Reorganization, all share and per share information in this section has been revised as Corsair common share equivalents. The following table summarizes the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Numerator
Net income (loss), basic and diluted	$36,357	$1,519	$60,174	$(14,406)
Denominator
Weighted-average shares used to compute net income (loss) per share, basic	84,870,837	75,939,443	84,352,415	75,928,057
Effect of dilutive securities (1)	5,213,112	1,944,311	3,146,104	—
Weighted-average shares used to compute net income (loss) per share, diluted	90,083,949	77,883,754	87,498,519	75,928,057
Net income (loss) per share:
Basic	$0.43	$0.02	$0.71	$(0.19)
Diluted	$0.40	$0.02	$0.69	$(0.19)

(1)

As a result of our net loss, potentially dilutive ordinary share equivalents of approximately 1.8 million options were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2019.

Share equivalents attributable to outstanding stock options and RSUs totaling approximately 22 thousand and 1.2 million for the three months ended September 30, 2020 and 2019, respectively, and 2.1 million and 1.7 million for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of the stock options or vesting of RSUs were greater than the average market price of our shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive.

13. Income Taxes

The table below presents our income (loss) before income taxes, income tax (expense) benefit and effective income tax rates for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Income (loss) before income taxes	$39,574	$1,444	$70,323	$(19,051)
Income tax (expense) benefit	(3,217)	75	(10,149)	4,645
Effective income tax rate	8.1%	5.2%	14.4%	24.4%

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to United States income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, provides tax relief to individuals and businesses in light of the impacts of COVID-19. Changes in tax laws or rates are accounted for in the period of enactment and as a result, additional income tax benefits of $0.6 million were recorded during the nine months ended September 30, 2020 resulting from the enactment of the CARES Act.

Our effective tax rates were tax expense of 8.1% and tax benefit of 5.2% for the three months ended September 30, 2020 and 2019, respectively, and tax expense of 14.4% and tax benefit of 24.4% for the nine months ended September 30, 2020 and 2019, respectively. The change in the effective income tax rate for the three months ended September 30, 2020, compared to the same period last year was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, as well as the recognition of a $1.5 million tax benefit in the three months ended September 30, 2019 versus a $4.3 million tax benefit recognized in the three months September 30, 2020, resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the Reorganization. The change in the effective tax rate for the nine months ended September 30, 2020, compared to the same period last year was primarily due to the recognition of a $4.3 million tax benefit in the nine months ended September 30, 2020 resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the Reorganization, and a $0.6 million one-time benefit from the change in tax law resulting from the enactment of the CARES Act in the first quarter 2020.

Unrecognized tax benefits were $0.6 million and $0.7 million as of September 30, 2020 and December 31, 2019, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

14. Related-Party Transactions

A company affiliated with a major shareholder, EagleTree-Carbide (GP), LLC, provided management and consulting services to us. We incurred $21 thousand and $33 thousand for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million for each of the nine months ended September 30, 2020 and 2019, which primarily covered travel and out-of-pocket expenses related to such services. The unpaid services were $21 thousand and $0.1 million as of September 30, 2020 and December 31, 2019, respectively. This management and consulting service agreement was terminated in September 2020.

One of our directors, through one of his companies, entered into a service agreement to serve as our business management consultant. We incurred $30 thousand and $8 thousand of consulting fees under the service agreement for the three months ended September 30, 2020 and 2019, respectively, and $92 thousand and $55 thousand for the nine months ended September 30, 2020 and 2019, respectively. The unpaid services were $44 thousand and $30 thousand as of September 30, 2020 and December 31, 2019, respectively. This service agreement was terminated in September 2020.

As discussed in Note 8, we had a Second Lien Term Loan outstanding as of December 31, 2019. The total net carrying value of the Second Lien Term Loan balance held by all related parties, an affiliate of the Parent and one of our directors, was $5.8 million as of December 31, 2019. As of September 30, 2020, the outstanding balance of the Second Lien Term Loan was fully repaid and as a result, there was no debt held by related parties as of September 30, 2020.

15. Segment and Geographic Information

We have two reportable segments:

•	Gamer and Creator Peripherals, which includes high-performance gaming keyboards, mice, headsets and controllers, as well as our gaming gear including capture cards, studio accessories, among others.
•

Gaming Components and Systems, which includes high performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

The segments are defined as those operations our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. Our CODM is determined to be Corsair’s Chief Executive Officer. The results of the reportable segments are derived directly from our reporting system and are based on the methods of internal reporting which are not necessarily in conformity with GAAP. Management measures net revenue and gross profit to evaluate the performance of, and allocate resources to, each of the segments.

The table below summarizes the financial information for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net revenue
Gaming and Creator Peripherals	$161,555	$70,606	$347,531	$200,084
Gaming Components and Systems	295,548	213,766	798,497	570,535
Total net revenue	$457,103	$284,372	$1,146,028	$770,619
Gross Profit
Gaming and Creator Peripherals	$60,010	$19,948	$120,886	$58,234
Gaming Components and Systems	67,934	40,279	190,744	95,600
Total gross profit	$127,944	$60,227	$311,630	$153,834

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net revenue
Americas	$216,982	$108,318	$517,165	$315,200
Europe and Middle East	162,615	114,118	412,349	287,502
Asia Pacific	77,506	61,936	216,514	167,917
Total net revenue	$457,103	$284,372	$1,146,028	$770,619

No other countries besides United States represented 10% or more of total net revenue for each of the periods presented.

One customer represented at least 10% of total net revenue for each of the periods presented.

Long-lived assets are comprised primarily of property and equipment, net. The following table summarizes property and equipment, net by country:

	September 30, 2020	December 31, 2019
	(In thousands)
United States	$6,532	$6,400
China	5,039	4,998
Taiwan	2,668	2,270
Other countries	1,165	1,697
Total property and equipment, net	$15,404	$15,365

16. Leases

Our lease portfolio consists primarily of real estate facilities under operating leases and we determine if an arrangement is or contains a lease at inception. ROU assets and lease liabilities are recognized at commencement based on the present value of the lease consideration in the contracts over the lease term. We apply the incremental borrowing rate in determining the present value of the lease consideration in the contracts, as most of our leases do not provide an implicit rate. Our incremental borrowing rate is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we generally do not borrow on a collateralized basis, we apply an estimate of what the collateralized credit rating would be as an input to deriving an appropriate incremental borrowing rate. Certain of our lease agreements include options to extend or renew the lease terms. Such options are excluded from the ROU assets and lease liabilities, unless they are reasonably certain to be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

Certain lease agreements contain variable lease payments, which primarily include variable costs for warehousing and distribution services related to our outsourced distribution hubs, and to a lesser extent, variable costs related to office common area maintenance charges.

The table below summarizes the components of lease expenses:

	Three Months Ended September 30,	Nine months ended September 30,
	2020	2020
	(In thousands)
Operating lease expense	$2,739	$6,932
Variable lease expense	2,226	4,657
Total lease expense	$4,965	$11,589

During the three and nine months ended September 30, 2020, we made $2.6 million and $6.7 million, respectively, in payments for operating leases included within cash provided by operating activities in our condensed combined consolidated statement of cash flows.

As of September 30, 2020, the weighted-average remaining lease term was 3.6 years and the weighed-average discount rate was 4.0%.

Amounts of future undiscounted cash flows related to operating lease payments over the lease term included in the measurement of lease liabilities as of September 30, 2020 are as follows:

Amounts
(In thousands)
2020 (remaining three months)	$2,310
2021	9,072
2022	6,372
2023	5,172
2024	3,999
Thereafter	1,987
Total future lease payments	$28,912
Less: Imputed interest	(2,133)
Present value of operating lease liabilities	$26,779
Current portion of operating lease liabilities (1)	$8,883
Long-term operating lease liabilities (1)	$17,896

(1)

The current portion and long-term portion of operating lease liabilities are included in “other liabilities and accrued expenses” and “other liabilities, noncurrent”, respectively, on our condensed combined consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2019, as defined under the previous lease accounting guidance of ASC Topic 840, were as follows:

Amounts
(In thousands)
2020	$7,525
2021	5,786
2022	2,701
2023	1,584
2024	1,025
Thereafter	—
Total	$18,621

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed combined consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

Overview

We are a leading global provider and innovator of high-performance gear for gamers, streamers and content creators. We design industry-leading gaming gear that helps digital athletes, from casual gamers to committed professionals, to perform at their peak across PC or console platforms, and streaming gear that enables creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our solution is a complete suite of gear that addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and Elgato branded streaming suite for content creators. These software platforms provide unified, intuitive performance, and aesthetic control and customization across their respective product families.

We group our gear into two categories (operating segments):

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets and controllers, as well as our streaming gear including capture cards, studio accessories, and microphones, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

Our gear is sold to gaming enthusiasts worldwide through either our retail channel or our direct-to-consumer channel. In our retail channel, we distribute our gear either directly to the retailer, such as Amazon and Best Buy, or through key distributors. While we historically have sold a small percentage of our gear directly to consumers through our website, following the SCUF Acquisition and the Origin Acquisition in 2019, the volume of direct-to-consumer sales has increased as both of these companies primarily generated sales through direct-to-consumer channels. We expect net revenue from our direct-to-consumer channel to increase as a percentage of total net revenue in future periods.

From time to time, we may seek to partner with or, when appropriate, acquire companies that have products, personnel, and technologies that complement our strategic direction. In July 2019, we acquired Origin PC Corporation, a company based in Florida, specializing in delivering hand-built, personalized high-end gaming PCs and in December 2019, we acquired SCUF Holdings, Inc. and its subsidiaries. SCUF, headquartered in Georgia, specializes in delivering superior accessories and customized gaming controllers for gaming consoles and PCs that are used by top professional gamers as well as competitive amateur gamers. The addition of Origin’s and SCUF’s products enhances and expands our product offering to PC and console gamers, respectively. See Note 5 of the Notes to our condensed combined consolidated financial statements for additional information. Origin is part of our gaming components and systems segment and its results of operations are included in our condensed combined consolidated statements of operations beginning July 22, 2019. SCUF is now part of our gamer and creator peripherals segment and its results of operations are included in our condensed combined consolidated statements of operations beginning December 19, 2019.

Our net revenue was $457.1 million and $284.4 million for the three months ended September 30, 2020 and 2019, respectively, representing a period-over-period increase of 61%. We had net income of $36.4 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively. Our net revenue was $1.1 billion and $770.6 million for the nine months ended September 30, 2020 and 2019, respectively, representing a period-over-period increase of 49%. We had net income of $60.2 million for the nine months ended September 30, 2020 and we had $14.4 million net loss for the nine months ended September 30, 2019.

Initial Public Offering

On September 22, 2020, we priced the initial public offering of our common stock pursuant to a registration statement that was declared effective by the SEC, or the IPO, and our common stock began trading on the Nasdaq Global Select Market under the symbol “CRSR” the next day. On September 25, 2020, we closed our IPO.

In connection with the IPO, we sold 7,500,000 shares of common stock at $17.00 per share, resulting in proceeds of $118.6 million, net of the underwriting discounts and commissions and before offering costs. In connection with the IPO, certain stockholders sold 6,500,000 shares of common stock at $17.00 per share. Subsequent to the IPO, certain stockholders further sold 1,135,375 shares pursuant to the underwriters’ exercise of their option to purchase additional shares. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

In September 2020, we used a portion of the net proceeds from the IPO to repay $86.6 million, in aggregate, of the principal amount of our First Lien Term Loan and $0.4 million of related accrued interest.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those described below.

Impact of Industry Trends. Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•

Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming gear. Gaming continues to become increasingly social and streaming viewership more widely adopted along with increasing numbers of content creators.  We believe this trend, which has accelerated in the current environment, will continue and Corsair is well positioned to serve the streaming market with best-in-class tools for content creation.

•

Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our gear. In addition, we believe that our business success depends in part on the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, which in turn drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce, sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers.

Impact of Product Mix. Our gamer and creator peripherals segment has a higher gross margin than our gaming components and systems segment. As a result, our overall gross margin is affected by changes in product mix. External factors can have an impact on our product mix, such as popular game releases that can increase sales of peripherals and availability of new CPUs and GPUs that can impact component sales. In addition, within our gamer and creator peripherals and gaming components and systems segments, gross margin varies between products, and significant shifts in product mix within either segment may also significantly impact our overall gross margin.

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers, as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with Amazon accounting for 22.4% and 25.1% of our net revenue for the three months and nine months ended September 30, 2020, respectively, and sales to our ten largest customers accounting for approximately 49.0% and 51.2% of our net revenue for the same periods, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. To date, we have had several new product introductions that had a favorable impact on our net revenue and operating results, such as the introduction of our new high-end wireless headset in 2019, Virtuoso. However, we cannot assure you that our new product introductions will have a favorable impact on our operating results or that customers will choose our new gear over those of our competitors.

Impact of Seasonal Sales Trends. We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lowest in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarter due to seasonal sales such as “Black Friday,” “Cyber Monday” and “Singles Day” in China, as retailers tend to make purchases in advance of these sales, and our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. We expect these seasonality trends to continue.

Impact of Fluctuations in Currency Exchange Rates. We are subject to inherent risks attributed to operating in a global economy. Some of our international sales are denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries, in particular the Euro and the British Pound could have an adverse impact on our net revenue. In addition, we generally pay our employees located outside the United States in the local currency, with a significant portion of those payments being made in Taiwan dollars and Euros. Additionally, as a result of our foreign sales and operations, we have other expenses, assets and liabilities that are denominated in foreign currencies, in particular the Chinese Yuan, Euro and British Pound.

Impact of COVID-19. In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus known as COVID-19. In the following weeks, many countries responded by implementing a number of measures designed to prevent its spread, including stay-at-home or shelter-in-place orders, quarantines and closure of all non-essential businesses.

We have operations and employees in various regions affected by coronavirus, including our headquarters in California, which is subject to a shelter-in-place order. Our manufacturing facilities in Atlanta and the United Kingdom, and our contract manufacturing facilities in Southeast Asia, many of which closed between one to two months in early 2020 have caused some disruptions in our supply chain which also resulted in increased air freight costs. Although we have seen some significant business disruptions due to COVID-19, the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The negative financial impact from the temporary stoppage in our factories, disruption in our supply chain and increased air freight costs experienced in the first quarter of 2020 was offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions. We believe that shelter-in-place and other similar restrictions have resulted in increased demand for our gear because such restrictions have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. Further, we believe the increased demand for our gear has been driven in part by individuals seeking to improve their work from home setup. This increase in demand has continued into the third quarter and we expect it to continue through the remainder of the year as the COVID-19 pandemic continues. However, as global economic activity slows down, the demand for our gear could decline despite these trends. Moreover, travel restrictions, factory closures and disruptions in our supply chain are likely to happen and we or our suppliers may not be able to obtain adequate inventory to sell. The dynamic nature and uncertainty of the circumstances surrounding COVID-19 pandemic may have adverse consequences on our results of operations for 2020 and may negatively impact future fiscal periods in the event of prolonged disruptions associated with the outbreak. We continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business and we have implemented various measures to attempt to mitigate the disruptive logistic impact specifically around managing inventory stocking level at our distribution hubs and determining the mode of shipment used to deploy our gear to the customers, and we are also ready to implement adjustments to our expenses and cash flow in the event of declines in revenues.

Impact of Fluctuations in Integrated Circuits Pricing. Integrated circuits, or ICs, account for most of the cost of producing our high-performance memory products. IC prices are subject to pricing fluctuations which can affect the average sales prices of memory modules, and thus impact our net revenue, and can have an effect on gross margins. The impact on net revenues can be significant as our high-performance memory products, included within our gaming components and systems segment, represent a significant portion of our net revenue.

Components of our Operating Results

Net Revenue

We generate all of our net revenue from the sale of gamer and creator peripherals and gaming components and systems to retailers, including online retailers, gamers and distributors worldwide. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers, inbound freight costs from manufacturers to our distribution hubs as well as inter-hub shipments, cost of materials and overhead, duties and tariffs, warranty replacement cost to process and rework returned items, depreciation of tooling equipment, warehousing costs, excess and obsolete inventory write-downs, and certain allocated costs related to facilities and information technology, or IT, and personnel-related expenses and other operating expenses related to supply chain logistics.

Operating Expenses

Operating expenses consist of product development and sales, general and administrative expenses.

Sales, general and administrative. Sales, general and administrative, or SG&A expenses represent the largest component of our operating expenses and consist of distribution costs, sales, marketing and other general and administrative costs. Distribution costs include outbound freight and the costs to operate our distribution hubs. Sales and marketing costs relate to the costs to operate our global sales force that works in conjunction with our channel partners, gaming team and event sponsorships, advertising and marketing promotions of our products and services, costs of maintaining our web store and credit card processing fees related to sales on our webstore, and personnel-related cost. General and administrative costs consist primarily of personnel-related expenses for our finance, legal, human resources, IT and administrative personnel, as well as the costs of professional services related to these functions.

We expect our total sales, general and administrative expenses to increase in absolute dollars as we continue to actively promote and distribute a higher volume of our products and also due to the anticipated growth of our business and related infrastructure, including increase in legal, accounting, insurance, compliance, investor relations and other costs associated with becoming a public company.

Product development. Product development costs are generally expensed as incurred and reported in the condensed combined consolidated statements of operations. Product development costs consist primarily of the costs associated with the design and testing of new products and improvements to existing products. These costs relate primarily to compensation of personnel and consultants involved with product design, definition, compatibility testing and qualification.

We expect our product development expenses to increase in absolute dollars as we continue to make significant investments in developing new products and enhancing existing products.

Interest Expense

Interest expense consists of interest associated with our debt financing arrangements, including our revolving line of credit, amortization of debt issuance costs and debt discounts, loss from debt extinguishment, consisting of the write-off of unamortized debt discount and fees associated with the prepayment of our term loans, and the change in fair value of our interest rate cap contracts.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Income Tax (Expense) Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to United States income, the utilization of foreign tax credits and changes in tax laws. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the tax and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled.

Results of Operations

The following tables set forth the components of our condensed combined consolidated statements of operations, in dollars and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue	$457,103	$284,372	$1,146,028	$770,619
Cost of revenue	329,159	224,145	834,398	616,785
Gross profit	127,944	60,227	311,630	153,834
Operating expenses:
Sales, general and administrative	65,321	39,811	175,877	115,992
Product development	12,902	9,454	36,285	28,353
Total operating expenses	78,223	49,265	212,162	144,345
Operating income	49,721	10,962	99,468	9,489
Other (expense) income:
Interest expense	(10,170)	(9,119)	(29,116)	(27,063)
Other (expense) income, net	23	(399)	(29)	(1,477)
Total other expense, net	(10,147)	(9,518)	(29,145)	(28,540)
Income (loss) before income taxes	39,574	1,444	70,323	(19,051)
Income tax (expense) benefit	(3,217)	75	(10,149)	4,645
Net income (loss)	$36,357	$1,519	$60,174	$(14,406)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.0	78.8	72.8	80.0
Gross profit	28.0	21.2	27.2	20.0
Operating expenses:
Sales, general and administrative	14.3	14.0	15.3	15.1
Product development	2.8	3.3	3.2	3.7
Total operating expenses	17.1	17.3	18.5	18.7
Operating income	10.9	3.9	8.7	1.2
Other (expense) income:
Interest expense	(2.2)	(3.2)	(2.5)	(3.5)
Other (expense) income, net	0.0	(0.1)	(0.0)	(0.2)
Total other expense, net	(2.2)	(3.3)	(2.5)	(3.7)
Income (loss) before income taxes	8.7	0.5	6.1	(2.5)
Income tax (expense) benefit	(0.7)	0.0	(0.9)	0.6
Net income (loss)	8.0%	0.5%	5.3%	(1.9)%

Components of Results of Operations

Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue	$457,103	$284,372	$1,146,028	$770,619

Net revenue increased $172.7 million, or 60.7%, for the three months ended September 30, 2020 as compared to the same period last year. Net revenue increased $375.4 million, or 48.7%, for the nine months ended September 30, 2020 as compared to the same period last year. We experienced at least double-digit revenue growth in both our gaming components and systems segment and gamer and creator peripherals segment, for both the three- and nine-month periods. We believe the increased demand of our products is generally due to a larger number of consumers, gaming and working from home due to the COVID-19 pandemic, in addition to existing customers upgrading their systems and gear for a better gaming and/or streaming experience, and to a lesser extent, the inclusion of post-acquisition revenues from the SCUF Acquisition and the Origin Acquisition.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Gross profit	$127,944	$60,227	$311,630	$153,834
Gross margin	28.0%	21.2%	27.2%	20.0%

Gross margin increased to 28.0% for the three months ended September 30, 2020 from 21.2% for the same period last year and increased to 27.2% for the nine months ended September 30, 2020 from 20.0% for the same period last year. The increase in gross margins for both the three- and nine-month periods was primarily driven by increased sales volume, improved product mix and less promotional activity, and were partially offset by increased air freight costs incurred in order to meet increased customer demand.

Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Sales, general and administrative	$65,321	$39,811	$175,877	$115,992

SG&A expenses increased $25.5 million, or 64.1%, for the three months ended September 30, 2020 as compared to the same period last year. The increase was primarily due to a $9.2 million increase in distribution costs including outbound freight and the costs to operate our distribution hubs due to increased sales volume, the inclusion of $7.7 million of SCUF’s post-acquisition SG&A expenses, a $6.9 million increase in personnel-related costs due to headcount growth and higher bonus expense, and a $1.7 million increase in marketing and advertising expenses.

SG&A expenses increased $59.9 million, or 51.6%, for the nine months ended September 30, 2020 as compared to the same period last year. The increase was primarily due to the inclusion of $22.2 million of SCUF’s post-acquisition SG&A expenses, including debt refinancing costs for funding the SCUF acquisition, and acquisition and integration costs related to the SCUF Acquisition, a $17.2 million increase in personnel-related costs due to headcount growth and higher bonus expense, a $15.2 million increase in distribution costs including outbound freight and the costs to operate our distribution hubs due to increased sales volume, a $2.7 million increase in professional fees in connection with our IPO and our preparation to become a public company, and a $2.6 million increase in marketing and advertising expenses.

Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Product development	$12,902	$9,454	$36,285	$28,353

Product development expenses increased $3.4 million, or 36.5%, for the three months ended September 30, 2020 as compared to the same period last year. The increase was primarily driven by a $1.7 million increase in personnel-related expenses due to headcount growth and higher bonus expense, the inclusion of $1.6 million of SCUF’s post-acquisition product development expenses and a $1.2 million increase in other product development related costs. These increases were partially offset by a $1.1 million decrease in amortization expense of developed technologies intangible assets.

Product development expenses increased $7.9 million, or 28.0%, for the nine months ended September 30, 2020 as compared to the same period last year. The increase was primarily driven by a $4.5 million increase in personnel-related expenses due to headcount growth and higher bonus expense, the inclusion of $4.3 million of SCUF’s post-acquisition product development expenses, and a $3.6 million increase in other product development related expenses. These increases were partially offset by a $4.5 million decrease in amortization expense of developed technologies intangible assets.

Interest Expense and Other (Expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest expense	$(10,170)	$(9,119)	$(29,116)	$(27,063)
Other (expense) income, net	23	(399)	(29)	(1,477)

Interest expense increased $1.1 million, or 11.5%, for the three months ended September 30, 2020 as compared to the same period last year. The increase was primarily due to a $2.9 million write-off of deferred debt discounts and issuance costs associated with the partial extinguishment of our First Lien Term Loan and the full extinguishment of our Second Lien Term Loan. The increase in interest expense from debt extinguishments was partially offset by lower interest paid on our term loans during the three months ended September 30, 2020 resulting from lower principal balance after the repayments as well as a decrease in interest from borrowings from our line of credit.

Interest expense increased $2.1 million, or 7.6%, for the nine months ended September 30, 2020 as compared to the same period last year. The increase was primarily due to an aggregate of $3.3 million write-off of deferred debt discounts and issuance costs associated with the partial extinguishment of our First Lien Term Loan and the full extinguishment of our Second Lien Term Loan during the second and third quarter of 2020 and to a lesser extent, due to a $0.5 million loss recognized for the change in fair value of our interest rate cap contracts. The increase in interest expense was partially offset by a decrease in interest from borrowings from our line of credit.

Other (expense) income, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax (Expense) Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Income (Loss) Before Income Taxes	$39,574	$1,444	$70,323	$(19,051)
Income Tax (Expense) Benefit	(3,217)	75	(10,149)	4,645
Effective Tax Rate	8.1%	5.2%	14.4%	24.4%

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to United States income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

Our effective tax rates were tax expense of 8.1% and tax benefit of 5.2% for the three months ended September 30, 2020 and 2019, respectively, and tax expense of 14.4% and tax benefit of 24.4% for the nine months ended September 30, 2020 and 2019, respectively. The change in the effective income tax rate for the three months ended September 30, 2020, compared to the same period last year was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, as well as the recognition of a $1.5 million tax benefit in the three months ended September 30, 2019 versus a $4.3 million tax benefit recognized in the three months September 30, 2020, resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the Reorganization. The change in the effective tax rate for the nine months ended September 30, 2020, compared to the same period last year was primarily due to the recognition of a $4.3 million tax benefit in the nine months ended September 30, 2020 resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the Reorganization, and a $0.6 million one-time benefit from the change in tax law resulting from the enactment of the CARES Act in the first quarter 2020.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Gamer and Creator Peripherals Segment	$161,555	35.3%	$70,606	24.8%	$347,531	30.3%	$200,084	26.0%
Memory Products	141,298	31.0	119,467	42.0	424,150	37.0	331,433	43.0
Other Component Products	154,250	33.7	94,299	33.2	374,347	32.7	239,102	31.0
Gaming Components and Systems Segment	295,548	64.7	213,766	75.2	798,497	69.7	570,535	74.0
Total Net Revenue	$457,103	100.0%	$284,372	100.0%	$1,146,028	100.0%	$770,619	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment increased $90.9 million, or 128.8%, for the three months ended September 30, 2020 as compared to the same period last year, primarily due to strong sales growth of Elgato branded streaming products and growth across all product categories, in addition to the inclusion of SCUF post-acquisition revenue. We believe the strong revenue growth year-over-year is driven in part by the COVID-19 shelter-in-place orders as consumers spend more time working and gaming at home.

Net revenue of the gamer and creator peripherals segment increased $147.4 million, or 73.7%, for the nine months ended September 30, 2020 as compared to the same period last year, primarily due to strong sales growth in sales of Elgato branded streaming products, we believe driven in part by the COVID-19 shelter-in-place orders as consumers spend more time working and gaming at home, and the inclusion of SCUF post-acquisition revenue.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment increased $81.8 million, or 38.3%, for the three months ended September 30, 2020 as compared to the same period last year, primarily as a result of strong sales growth across all products due to continued strong market demand, we believe driven in part by the COVID-19 shelter-in-place orders.

Net revenue of the gaming components and systems segment increased $228.0 million, or 40.0%, for the nine months ended September 30, 2020 as compared to the same period last year, primarily as a result of strong sales growth across all products due to continued strong market demand, we believe driven in part by the COVID-19 shelter-in-place orders, and to a lesser extent, the inclusion of Origin post-acquisition revenue.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Gamer and Creator Peripherals Segment	$60,010	37.1%	$19,948	28.3%	$120,886	34.8%	$58,234	29.1%
Memory Products	26,552	18.8	21,882	18.3	89,507	21.1	48,234	14.6
Other Component Products	41,382	26.8	18,397	19.5	101,237	27.0	47,366	19.8
Gaming Components and Systems Segment	67,934	23.0	40,279	18.8	190,744	23.9	95,600	16.8
Total Gross Profit	$127,944	28.0%	$60,227	21.2%	$311,630	27.2%	$153,834	20.0%

Gamer and Creator Peripherals Segment

The gross profit of the gamer and creator peripherals segment increased in the three months ended September 30, 2020 by $40.1 million, or 200.8%, as compared to the same period last year. The gross profit of the gamer and creator peripherals segment increased in the nine months ended September 30, 2020 by $62.7 million, or 107.6%, as compared to the same period last year. The increase in gross profit for both the three- and nine-month periods was primarily due to strong revenue growth in those periods. Gross margin increased by 8.9% and 5.7% for the gamer and creator peripherals segment in the three- and nine-month periods, respectively, compared to the same periods last year, primarily driven by the increase in sales volume in the same periods, the addition of higher margin SCUF products, and the strong growth in sales of higher margin Elgato branded streaming products, coupled with less promotional activities.

Gaming Components and Systems Segment

The gross profit of the gaming components and systems segment increased in the three months ended September 30, 2020 by $27.7 million, or 68.7% as compared to the same period last year. The gross profit of the gaming components and systems segment increased in the nine months ended September 30, 2020 by $95.1 million, or 99.5% as compared to the same period last year. The increase in gross profit for both the three- and nine-month periods was primarily due to strong revenue growth in those periods. Gross margin increased by 4.1% and 7.1% for the gaming components and systems segment in the three- and nine-month periods, respectively, compared to the same periods last year, primarily driven by the increase in sales volume in the same periods in addition to product mix and less promotional activities.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds we received from private sales of equity securities, borrowings under our credit facilities, as well as payments received from customers purchasing our gear.  On September 25, 2020, we completed our IPO which resulted in aggregate net proceeds of $118.6 million, after underwriting discounts and commissions, and before deducting offering costs of $11.8 million. As of September 30, 2020, we had cash and restricted cash, in aggregate of $120.1 million and $48.0 million capacity under our revolving credit facility. Our total borrowings outstanding as of September 30, 2020 consisted of $370.1 million of long-term debt.

We anticipate our principal uses of cash will include repayments of debt and related interest, purchases of inventory, payroll and other operating expenses related to the development and marketing of our gear, and purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our existing cash balances and cash flow from operations will be sufficient to fund our principal uses of cash for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In addition, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. We cannot assure you that any such equity or debt financing will be available on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$100,324	$1,134
Investing activities	(5,908)	(22,149)
Financing activities	(26,371)	5,178

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $100.3 million and consisted of net income of $60.2 million, non-cash adjustments of $35.7 million and $4.4 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs. The net cash inflow from changes in our net operating assets and liabilities was primarily related to increase in accounts payable, other liabilities and accrued expenses and deferred revenue. The increase in accounts payable was mainly due to timing of payments and purchases with longer payment terms, and the increase in other liabilities and accrued expenses was mainly from an increase in the bonus accrual and a higher accrual for sales returns and customer incentives. The cash inflow was partially offset by an increase in inventory, accounts receivable and prepaid expenses and other assets.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $1.1 million and consisted of a net cash inflow of non-cash adjustments of $27.4 million,  which was offset partially by a net loss of $14.4 million and $11.9 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, amortization of debt issuance costs and loss on foreign exchange, which were partially offset by changes in deferred income taxes. The net cash outflow from changes in our net operating assets and liabilities was primarily related to increases in inventory, accounts receivable and prepaid expenses and other assets, which were partially offset by an increase in other liabilities and accrued expenses and accounts payable mainly due to timing of payments.

Cash Flows from Investing Activities

Cash used in investing activities was $5.9 million for the nine months ended September 30, 2020 and consisted of $5.1 million for the purchase of capital equipment and software and $0.8 million for the acquisition of an immaterial business.

Cash used in investing activities was $22.1 million for the nine months ended September 30, 2019 and consisted of $10.3 million payment for the deferred consideration of Elgato acquisition, $7.0 million for the purchase of capital equipment and software and $4.8 million for the acquisition of Origin.

Cash Flows from Financing Activities

Cash used in financing activities was $26.4 million for the nine months ended September 30, 2020 and consisted of repayments of debt of $140.4 million and the payment of offering costs of $5.6 million. These cash outflows were partially offset by proceeds received from issuance of our common stock in connection with our IPO of $118.6 million, after deducting underwriting discounts and commissions, and proceeds received from exercises of stock options of $1.2 million.

Cash provided by financing activities was $5.2 million for the nine months ended September 30, 2019 and consisted of borrowings under our credit facilities of $8.7 million. The cash inflow was partially offset by the repayment of debt of $2.8 million, repurchase of common stock of $0.6 million and payment of debt issuance costs of $0.2 million.

Credit Facilities and Dividend

In August 2017, we entered into a syndicated First Lien Credit and Guaranty Agreement, or the First Lien, with various financial institutions. The First Lien originally provided a $235 million term loan, or the First Lien Term Loan, for a business acquisition and to repay existing indebtedness of the acquired company and a $50 million revolving line-of-credit, or the Revolver. The First Lien and the Revolver mature on August 28, 2024 and August 28, 2022, respectively.

Subsequently, we entered into several amendments to the First Lien and the principal amount of the First Lien Term Loan was increased by $10 million in 2017 and increased by $115 million in each of 2018 and 2019. The increase in First Lien in 2018 was primarily to fund an $85 million dividend distribution to the unitholders of EagleTree and for operational needs. The increase in the First Lien in 2019 was primarily to fund the SCUF Acquisition.

The First Lien Term Loan initially carried interest at a rate equal to, at our election, either the (a) greatest of (i) the prime rate, (ii) sum of the Federal Funds Effective Rate plus 0.5%, (iii) one month LIBOR plus 1.0% and (iv) 2%, plus a margin of 3.5%, or (b) the greater of (i) LIBOR and (ii) 1.0%, plus a margin of 4.5%. The Revolver initially carried interest at a rate equal to, at our election, either the (a) greatest of (i) the prime rate, (ii) sum of the Federal Funds Effective Rate plus 0.5%, (iii) one month LIBOR plus 1.0% and (iv) 2%, plus 3.5%, or (b) the greater of (i) LIBOR and (ii) 1.0%, plus a margin of 4.5%. As a result of the First Lien amendment in October 2018, the margin for the First Lien term loan and Revolver margin were both changed to range from 2.75% to 3.25% for base rate loans and to range from 3.75% to 4.25% for Eurodollar loans, in each case, based on our net leverage ratio.

Additionally, new contingent repayment provisions were added as a result of the First Lien amendment in October 2018. Five business days after our IPO, we were required to prepay all amounts (principal and interest) outstanding under the Second Lien Term Loan (as defined below). Concurrently, we were also required to prepay the First Lien Term Loan in an amount equal to the proceeds from the IPO, less the amount used to repay the Second Lien Term Loan, multiplied by 50%. Accordingly, in September 2020, with the IPO proceeds, we repaid the mandatory minimum amount of $55.8 million and made an additional $30.8 million voluntary repayment from the use of the IPO proceeds.

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. According to the Consolidated Excess Cash Flow clause as defined in the First Lien, in April 2020, we prepaid $2.6 million of the First Lien Term Loan.

In August 2017, we also entered into a syndicated Second Lien Credit and Guaranty Agreement, or the Second Lien, with various financial institutions. The Second Lien initially provided a $65 million term loan, or the Second Lien Term Loan, with a maturity date of August 28, 2025, for a business acquisition and for general corporate operations purposes. The Second Lien Term Loan initially carried interest at a base rate equal to that of the First Lien loan, plus a margin of 7.25% for base rate loans and 8.25% for Eurodollar loans. In October 2017, we entered into an amendment to the Second Lien and the principal amount of the Second Lien Term Loan was reduced by $15 million and the applicable interest rate margins for both the base rate loans and Eurodollar loans were increased by 0.25%.

We had the ability to prepay the Second Lien Term Loan any time after the first and second anniversary without premium or penalty. In the second and third quarter of 2020, with excess cash on hand, we repaid an aggregate of $50 million of the outstanding principal balance of the Second Lien Term Loan and following this repayment, the Second Lien Term Loan was fully repaid and all obligations and covenants thereunder were terminated.

All accrued and unpaid interest on the borrowed amounts is due and payable on a quarterly basis.

Our obligation under the First Lien is secured by substantially all of our personal property assets and those of our United States-organized subsidiaries, including intellectual property. The First Lien Term Loan includes customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. We were in compliance with all of the covenants as of September 30, 2020.

In addition, the First Lien contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations may accrue at an increased rate in the case of a non-payment or bankruptcy and insolvency and the lenders may accelerate our obligations under the First Lien Term Loan, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal and interest (1)	$448,109	$4,576	$36,306	$407,227	$—
Purchase obligations (2)	103,094	98,525	4,569	—	—
Operating leases (3)	28,912	2,310	15,444	9,171	1,987
Total	$580,115	$105,411	$56,319	$416,398	$1,987

(1)

Represents our syndicated First Lien Term Loan and our anticipated repayment schedule for the loan as of September 30, 2020. See Note 8 “Debt” to our condensed combined consolidated financial statements for more information.

(2)

Represents an estimate of our non-cancelable open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2020.

(3)	Consists of contractual obligations from our non-cancellable operating leases for office and warehouse spaces.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed combined consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed combined consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed combined consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2020 as compared to the critical accounting policies and estimates described in our Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Prospectus.

Recent Accounting Pronouncements

Refer to Note 1 to the condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of September 30, 2020, we had cash and restricted cash of $120.1 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes. As of September 30, 2020, we had indebtedness of $370.1 million under the syndicated First Lien Term Loan which bears variable market rates, primarily LIBOR. A significant change in these market rates may adversely affect our operating results. As of September 30, 2020, a hypothetical 100 basis point change in interest rates would result in a change to interest expense by approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.

Foreign Currency Risk

Approximately 19% of our net revenue in the nine months ended September 30, 2020 was denominated in foreign currencies.  Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

The primary currency fluctuations to which we are exposed are the Euro, British Pound and the Chinese Yuan. We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within three months and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $21.5 million and $18.3 million as of September 30, 2020 and December 31, 2019, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

The impact of changes in foreign currency rates recognized in other (expense) income, net was $(0.2) million and $(0.4) million for the three months ended September 30, 2020 and 2019, respectively, and $(0.3) million and  $(1.5) million for the nine months ended September 30, 2020 and 2019, respectively.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. Although the outcome of any pending matters, and the amount, if any, of our ultimate liability and any other forms of remedies with respect to these matters, cannot be determined or predicted with certainty, we do not believe that the ultimate outcome of these matters will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

•

Our competitive position and success in the market depend to a significant degree upon our ability to build and maintain the strength of our brand among gaming enthusiasts and any failure to build and maintain our brand may seriously harm our business.

•

Our success and growth depend on our ability to continuously develop and successfully market new gear and improvements. If we are unable to do so, demand for our current gear may decline and new gear we introduce may not be successful.

•

We depend upon the introduction and success of new third-party high-performance computer hardware, particularly graphics processing units, or GPUs, and central processing units, or CPUs, and sophisticated new video games to drive sales of our gear. If newly introduced GPUs, CPUs and sophisticated video games are not successful, or if the rate at which those products are introduced declines, it may seriously harm our business.

•	We face intense competition, and if we do not compete effectively, we could lose market share, demand for our gear could decline and our business may be seriously harmed.

•	If the gaming industry, including streaming and eSports, does not grow as expected or declines, our business could be seriously harmed.

•	If we lose or are unable to attract and retain key management, our ability to compete could be seriously harmed and our financial performance could suffer.

•

Currency exchange rate fluctuations could result in our gear becoming relatively more expensive to our overseas customers or increase our manufacturing costs, each of which may seriously harm our business.

•	Total unit shipments of our gear tend to be higher during the third and fourth quarters of the year. As a result, our sales are subject to seasonal fluctuations, which may seriously harm our business.

•	The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.

•

We have identified material weaknesses in our internal controls over financial reporting. If our remediation of the material weaknesses is not effective or we otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

•	We are controlled by a single stockholder, whose interest in our business may be different than yours.

•

We are a “controlled company” within the meaning of the Nasdaq Global Select Market, or Nasdaq, rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Risk Factors

Our business involves significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q such as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the our combined consolidated financial statements and related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. In such event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report. Unless otherwise indicated, references to our business being seriously harmed in these risk factors and elsewhere will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects.

Risks Related to Our Business

Our competitive position and success in the market depend to a significant degree upon our ability to build and maintain the strength of our brands among gaming enthusiasts and streamers, and any failure to build and maintain our brands may seriously harm our business.

We regard our brands as a valuable asset, and we consider it essential to both maintaining and strengthening our brands that we be perceived by current and prospective customers as a leading supplier of cutting-edge, high-performance gear for gaming and streaming. This requires that we constantly innovate by introducing new and enhanced gear that achieves significant levels of acceptance among gamers. We also need to continue to invest in, and devote substantial resources to, advertising, marketing and other efforts to create and maintain brand recognition and loyalty among our retailer and distributor customers, gamers. However, product development, marketing and other brand promotion activities may not yield increased net revenue and, even if they do, any increased net revenue may not offset the expenses incurred in building our brands. Further, certain marketing efforts such as sponsorship of eSports athletes, content creators or events could become prohibitively expensive, and as a result these marketing initiatives may no longer be feasible.

If we fail to build and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to build and maintain our brands, our business may be harmed. Our brands may also be damaged by events such as product recalls, perceived declines in quality or reliability, product shortages, damaging action or conduct of our sponsored eSports athletes or content creators and other events, some of which are beyond our control.

Our success and growth depend on our ability to continuously develop and successfully market new gear and improvements. If we are unable to do so, demand for our current gear may decline and new gear we introduce may not be successful.

The gear we sell, which includes gamer and creator peripherals, and gaming components and systems, is characterized by short product life cycles, frequent new product introductions, rapidly changing technology and evolving industry standards. In addition, average selling prices of some of our gear tend to decline as the gear matures, and we expect this trend to continue. As a result, we must continually anticipate and respond to changing gamer requirements, innovate in our current and emerging categories of gear, introduce new gear and enhance existing gear in a timely and efficient manner in order to remain competitive and execute our growth strategy.

We believe that the success of our gear depends to a significant degree on our ability to identify new features or category opportunities, anticipate technological developments and market trends and distinguish our gear from those of our competitors. In order to further grow our business, we also will need to quickly develop, manufacture and ship innovative and reliable new gear and enhancements to our existing gear in a cost-effective and timely manner to take advantage of developments in enabling technologies and the introduction of new computer hardware, such as new generations of GPUs and CPUs, and computer games, all of which drive demand for our gear. Further, our growth depends in part on our ability to introduce and successfully market new gear and categories of gear. For example, we entered the console controller market in 2019 following our acquisition of SCUF and in the future intend to introduce other gear designed to appeal to the console gaming market. To the extent we do so, we will likely encounter competition from large, well-known consumer electronics and peripherals companies. Some of these companies have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. We cannot predict whether we will be successful in developing or marketing new gear and categories of gear and, if we fail to do so, our business may be seriously harmed.

In addition, we have recently implemented a work from home policy for many of our employees as a result of the recent COVID-19 coronavirus outbreak, which may have a substantial impact on attendance, morale and productivity, disrupt access to facilities, equipment, networks, corporate systems, books and records and may add additional expenses and strain on our business. The duration and extent of the impact from the coronavirus outbreak on our business depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees. If our employees are required to work from home for many months, it could ultimately negatively impact new gear and improvements and potentially result in delays or releasing significant updates.

If we do not execute on these factors successfully, demand for our current gear may decline and any new gear that we may introduce may not gain widespread acceptance. If this were to occur, our business may be seriously harmed. In addition, if we do not continue to distinguish our gear through distinctive, technologically advanced features and designs, as well as continue to build and strengthen our brand recognition and our access to distribution channels, our business may be seriously harmed.

We depend upon the introduction and success of new third-party high-performance computer hardware, particularly GPUs and CPUs, and sophisticated new video games to drive sales of our gear. If newly introduced GPUs, CPUs and sophisticated video games are not successful, or if the rate at which those products are introduced declines, it may seriously harm our business.

We believe that the introduction of more powerful GPUs, CPUs and similar computer hardware that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on the demand for our gear. The manufacturers of those products are large, public, independent companies that we do not influence or control. As a result, our business results can be materially affected by the frequency with which new high-performance hardware products are introduced by these independent third parties, whether these products achieve widespread acceptance among gamers and whether additional memory, enhanced PSUs or cooling solutions, new computer cases or other peripheral devices are necessary to support those products. Although we believe that, historically, new generations of high-performance GPUs and CPUs have positively affected the demand for our gear, we cannot assure you that this will be the case in the future. For example, the introduction of a new generation of highly efficient GPUs and CPUs that require less power or that generate less heat than prior generations may reduce the demand for both our power supply units and cooling solutions. In the past, semiconductor and computer hardware companies have typically introduced new products annually, generally in the second calendar quarter, which has tended to drive our sales in the following two quarters. If computer hardware companies do not continue to regularly introduce new and enhanced GPUs, CPUs and other products that place increasing demands on system memory and processing speed, require larger power supply units or cooling solutions or that otherwise drive demand for computer cases and other peripherals, or if gamers do not accept those products, our business may be seriously harmed.

We also believe that sales of our gear are driven by conditions in the computer gaming industry. In particular, we believe that our business depends on the introduction and success of computer games with sophisticated graphics that place greater demands on system processing speed and capacity and therefore require more powerful GPUs or CPUs, which in turn drives demand for our DRAM modules, PSUs, cooling systems and other components and peripherals. Likewise, we believe that the continued introduction and market acceptance of new or enhanced versions of computer games helps sustain consumer interest in computer gaming generally. The demand for our gear would likely decline, perhaps substantially, if computer game companies and developers do not introduce and successfully market sophisticated new and improved games that require increasingly high levels of system and graphics processing power on an ongoing basis or if demand for computer games among computer gaming enthusiasts or conditions in the computer gaming industry deteriorate for any reason. As a result, our sales and other operating results fluctuate due to conditions in the market for computer games, and downturns in this market may seriously harm our business.

We face intense competition, and if we do not compete effectively, we could lose market share, demand for our gear could decline and our business may be seriously harmed.

We face intense competition in the markets for all of our gear. We operate in markets that are characterized by rapid technological change, constant price pressure, rapid product obsolescence, evolving industry standards and new demands for features and performance. We experience aggressive price competition and other promotional activities by competitors, including in response to declines in consumer demand and excess product supply or as competitors seek to gain market share.

In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies. Many of our current and potential competitors, some of which are large, multi-national businesses, have substantially greater financial, technical, sales, marketing, personnel and other resources and greater brand recognition than we have. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively than we can. In addition, some of our competitors are small or mid-sized specialty companies that can react to changes in industry trends or consumer preferences or to introduce new or innovative products more quickly than we can. As a result, our product development efforts may not be successful or result in market acceptance of our gear. Our primary competitors include:

Competitors in the gamer and creator peripherals market. Our primary competitors in the market for gaming keyboards and mice include Logitech and Razer. Our primary competitors in the market for headset and related audio products include Logitech, Razer and Kingston through its HyperX brand. Our primary competitors in the gamer and creator streaming gear market include Logitech, following its acquisition of Blue Microphones, and AVerMedia. Our primary competitors in the performance controller market include Microsoft and Logitech.

Competitors in the gaming components and systems market. Our primary competitors in the market for PSUs, cooling solutions and computer cases include Cooler Master, NZXT, EVGA, Seasonic and Thermaltake. Our primary competitors in the market for DRAM modules include G.Skill, Kingston through its HyperX brand and Micron through its Crucial division. Our primary competitors in the market for prebuilt gaming PCs and laptops include Dell through its Alienware brand, HP through its Omen brand, Asus and Razer. Our primary competitors in the market for custom-built gaming PCs and laptops include iBuypower and Cyberpower.

Competitors in new markets. We are considering introducing new gear for gamers or streamers and content creators and, to the extent we introduce gear in new categories, we will likely experience substantial competition from additional companies, including large computer gaming and streaming peripherals and consumer electronics companies with global brand recognition and significantly greater resources than ours.

Our ability to compete successfully is fundamental to our success in existing and new markets. We believe that the principal competitive factors in our markets include performance, reliability, brand and associated style and image, time to market with new emerging technologies, early identification of emerging opportunities, interoperability of products and responsive customer support on a worldwide basis. If we do not compete effectively, demand for our gear could decline, our net revenue and gross margin could decrease and we could lose market share, which may seriously harm our business.

Further, our ability to successfully compete depends in large part on our ability to compete on price for our high-performance gear. Much of the gear we sell is priced higher than products offered by our competitors. If gamers or streamers are not willing to pay the higher price point for our gear, we will either need to discount our gear or our sales volume could decrease. In either event, our business could be seriously harmed.

If gaming, including streaming and eSports, does not grow as expected or declines our business could be seriously harmed.

Over the past two decades, gaming has grown from a relatively niche industry to a significant segment of the global entertainment industry with a wide following across various demographic groups globally. This growth includes, and has been driven by, the rapid expansion of live game streaming by content creators and the growing popularity of professional competitive gaming, also referred to as eSports. However, the continued growth of the video gaming industry will depend on numerous factors, many of which are beyond our control, including but not limited to:

•	the rate of growth of PCs and gaming consoles or the migration of gamers to mobile devices and tablets away from PCs, which historically have been the core focus of our business;
•	the contained growth of streaming, including its popularity among fans and aspiring content creators and how it impacts their desire to purchase high-performance gaming and streaming gear;
•	the continued growth of eSports, including its increasing popularity among fans and amateur eSports athletes and how it impacts their desire to purchase high-performance gaming gear;
•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;
•	social perceptions of gaming, especially those related to the impact of gaming on health and social development;
•

the introduction of legislation or other regulatory restrictions on gaming, such as restrictions addressing violence in video games and addiction to video games, also referred to as Gaming Disorder by the World Health Organization;

•	the relative availability and popularity of other forms of entertainment; and

•	changes in consumer demographics, tastes and preferences.

We generate a significant portion of our net revenue from gaming-related gear. As a result, any decline or slowdown in the growth of the gaming industry or the declining popularity of the gaming industry could materially and adversely affect our business. Further, while Newzoo has reported that there were 2.4 billion mobile gamers in 2019, but because we are focused on developing gear for gamers, we have no specific plans to attract gamers who use only mobile devices or tablets and we have no plans to develop gear specifically designed for gamers who use mobile devices or tablets. As a result, if gamers migrate to mobile devices or tablets and away from PCs and consoles, our business may be seriously harmed. In addition, we cannot assure you that the active demographics in gaming will continue to buy into and drive the growth in gamer culture and the games industry overall nor can we assure you that gaming will expand into new demographics that will drive growth. Further, if gamers’ interest in video games is diminished, this may seriously harm our business.

Our growth prospects are, to a certain extent, connected with the ongoing growth of eSports and live game streaming and any reduction in the growth or popularity of eSports or live game streaming may seriously harm our business.

The success of our business depends on eSports and live game streaming driving significant growth in the high-performance gaming and content streaming market, which could prompt strong growth in the sales of our gear. However, there are a number of factors which could result in the eSports or live game streaming markets having limited or negative impact on our sales and overall growth. These factors include:

•	our competitors marketing products that gain broader acceptance among eSports participants or streamers and content creators;
•

eSports amateurs and/or spectators not purchasing our gear that is utilized by eSports athletes and teams or streamers and content creators, including the eSports athletes and teams, and streamers we sponsor;

•	the popularity of eSports games that do not utilize any of our gear, for example games that run on mobile devices or tablets that replace more traditional eSports; and
•	our research and development and the gear we sell failing to satisfy the increasing high-performance requirements of competitive gamers or streamers.

Further, there are a number of factors which could result in the growth in the eSports or live game streaming markets stagnating, or even decreasing. These factors include:

•	consumer interest in watching either live or streamed broadcasts of competitors playing video games diminishing or even disappearing;
•	regulations limiting the broadcast of eSports or live streaming;
•	reduced accessibility of streaming and other gaming video content, whether due to platform fragmentation, the erection of paywalls, or otherwise; and
•	economics or monetization of eSports performing below expectations, ultimately causing a decrease in outside investments in eSports.

If one or more of the above factors are realized, our business may be seriously harmed.

If we lose or are unable to attract and retain key management, our ability to compete could be seriously harmed and our financial performance could suffer.

Our performance depends to a significant degree upon the contributions of our management team, particularly Andrew J. Paul, our co-founder, Chief Executive Officer and President. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. To the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so.

We rely on highly skilled personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel our business may be seriously harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals, particularly our marketing personnel, sales force, electrical engineers, mechanical engineers and computer professionals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow, or our business may contract and we may lose market share. Moreover, certain of our competitors or other technology businesses may seek to hire our employees. We cannot assure you that our stock-based and other compensation will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our common stock does not increase or declines. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed. Further, we also face significant competition for employees, particularly in the San Francisco Bay Area where our headquarters are located, and as a result, skilled employees in this competitive geographic location can often command higher compensation and may be difficult to hire.

Currency exchange rate fluctuations could result in our gear becoming relatively more expensive to our overseas customers or increase our manufacturing costs, each of which may seriously harm our business.

Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency exchange rates. Because sales of our gear is denominated primarily in U.S. dollars, an increase in the value of the U.S. dollar relative to the currency used in the countries where our gear is sold may result in an increase in the price of our gear in those countries, which may lead to a reduction in sales. For example, continuing uncertainty of financial conditions in Europe, including concerns regarding the United Kingdom’s exit from the European Union, and the resulting economic instability and fluctuations in the values of the Euro and British pound compared to the U.S. dollar have led to variations in the local currency selling prices of, and therefore affected demand for, our gear in Europe and the United Kingdom. Likewise, because we pay our suppliers and third-party manufacturers, most of which are located outside of the United States, primarily in U.S. dollars, any decline in the value of the U.S. dollar relative to the applicable local currency, such as the Chinese Renminbi or the New Taiwan dollar, may cause our suppliers and manufacturers to raise the prices they charge us. In addition, we generally pay our employees located outside the United States in the local currency and, as a result of our foreign sales and operations, we have other expenses, assets and liabilities that are denominated in foreign currencies and changes in the value of the U.S. dollar could result in significant increases in our expenses that may seriously harm our business.

Total unit shipments of our gear tend to be higher during the third and fourth quarters of the year. As a result, our sales are subject to seasonal fluctuations, which may seriously harm our business.

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of gamers who purchase our gear. Our total unit shipments have generally been lowest in the first and second calendar quarters due to lower sales following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced GPUs, CPUs and other computer hardware products, which usually takes place in the second calendar quarter and which tends to drive sales in the following two quarters. As a consequence of seasonality, our total unit shipments for the second calendar quarter are generally the lowest of the year, followed by total unit shipments for the first calendar quarter. We expect these seasonality trends to continue. As a result, our total unit shipments are subject to seasonal fluctuations, which may seriously harm our business.

Our results of operations are subject to substantial quarterly and annual fluctuations, which may adversely affect the market price of our common stock.

Our results of operations have in the past fluctuated, sometimes substantially, from period to period, and we expect that these fluctuations will continue. A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual net revenue and other operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our business. These fluctuations also could both increase the volatility and adversely affect the market price of our common stock. There are numerous factors that may cause or contribute to fluctuations in our operating results. As discussed below, these factors may relate directly to our business or may relate to technological developments and economic conditions generally.

Factors affecting our business and markets. Our result of operations may be materially adversely affected by factors that directly affect our business and the competitive conditions in our markets, including the following:

•	changes in demand for our lower margin products relative to demand for our higher margin gear;

•	introduction or enhancement of products by us and our competitors, and market acceptance of these new or enhanced products;
•	loss of significant retail customers, cancellations or reductions of orders and product returns;
•	fluctuations in average selling prices of and demand for our gear;
•	change in demand for our gear due to our gear having higher price-points than products supplied by our competitors;
•	discounts and price reductions offered by our competitors;
•	a delay, reduction or cessation of deliveries from one or more of the third parties that manufacture our gear;
•	increased costs or shortages of our gear or components used in our gear;
•

changes in the frequency with which new high-performance computer hardware, particularly GPUs and CPUs, and sophisticated new computer games that drive demand for additional DRAM modules, higher wattage PSUs, enhanced cooling solutions and peripherals are introduced;

•

fluctuations in the available supply of high-performance computer hardware resulting in the increased costs to gamers, which could ultimately lead to decreased demand for our gaming gear, due to factors such as component supply shortages or gamers purchasing GPUs for non-gaming purposes such as cryptocurrency mining;

•	potential changes in trade relations arising from policy initiatives implemented by the current U.S. administration, which has been critical of existing and proposed trade agreements;
•	unexpected changes in laws, including tax and trade laws, and regulatory requirements;
•	delays or problems in our introduction of new gear;
•	delays or problems in the shipment or delivery of gear to customers;
•	changes in freight costs;
•	changes in purchasing patterns by the distributors and retailers to which we sell our gear;
•	seasonal electronics product purchasing patterns by our retail and distributor customers, as well as the gamers and streamers that purchase their gear directly from us;
•	competitive pressures resulting in, among other things, lower selling prices or loss of market share; and
•	cost and adverse outcomes of litigation, governmental proceedings or any proceedings to protect our brand or other intellectual property.

General economic conditions. Our business may be materially adversely affected by factors relating to global, national and regional economies, including:

•	uncertainty in economic conditions, either globally or in specific countries or regions;
•	fluctuations in currency exchange rates;
•	outbreaks of pandemics, such as the novel coronavirus;
•	the impact of political instability, natural disasters, war and/or events of terrorism;
•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending such as may result from the recent COVID-19 coronavirus outbreak;
•	changes in business cycles that affect the markets in which we sell our gear; and
•	the effect of fluctuations in interest rates on consumer disposable income.

Technological factors. In addition to technological developments directly relating to our gear, more generalized changes in technology may have a significant effect on our operating results. For example, our business could be seriously harmed by rapid, wholesale changes in technology in or affecting the markets in which we compete or widespread adoption of cloud computing.

One or more of the foregoing or other factors may cause our expenses to be disproportionately higher or lower or may cause our net revenue and other operating results to fluctuate significantly in any particular quarterly or annual period. Our results of operations in one or more future quarters or years may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the market price of our common stock.

Cloud computing may seriously harm our business.

Cloud computing refers to a computing environment in which software is run on third-party servers and accessed by end-users over the internet. In a cloud computing environment a user’s computer may be a so-called “dumb terminal” with minimal processing power and limited need for high-performance components. Through cloud computing, gamers will be able to access and play graphically sophisticated games that they may not be able to otherwise play on a PC that is not fully equipped with the necessary, and often expensive, hardware. If cloud computing is widely accepted, the demand for high-performance computer gaming hardware products such as the PC high-performance memory, prebuilt and custom gaming PCs and laptops, and other PC gaming components we sell, could diminish significantly. As a result, if cloud computing gaming were to become widely adopted, such adoption could seriously harm our business.

Conditions in the retail and consumer electronics markets may significantly affect our business and could have an adverse effect on our net revenue.

We derive most of our revenue from higher priced gear sold through online and brick-and-mortar retailers to gamers, and we are vulnerable to declines in consumer spending due to, among other things, depressed economic conditions, reductions in disposable income and other factors that affect the retail and consumer electronics markets generally. In addition, our revenues are attributable to sales of high-performance gamer and creator peripherals and gaming components and systems, all of which are products that are geared to the computer gaming market which, like other consumer electronic markets, is susceptible to the adverse effects of poor economic conditions.

Other significant negative effects could include limited growth or reductions in worldwide sales of products that incorporate DRAM modules, such as PCs, smartphones and servers, resulting in excess supply in the worldwide DRAM market and reduced demand for our gear from our customers as they limit or lower their spending and inventory levels. Adverse economic conditions may also reduce our cash flow due to delays in customer payments, increase the risk of customer bankruptcy or business failures and result in increases in bad debt write-offs and receivables reserves.

Other negative effects on our business resulting from adverse economic conditions worldwide may include:

•	higher costs for promotions, customer incentive programs and other initiatives used to stimulate demand;
•	increased risk of excess and obsolete inventories, which may require write-downs or impairment charges;
•	financial distress or bankruptcy of key suppliers or third-party manufacturers, resulting in insufficient product quantities to meet demand or increases in the cost of producing our gear; and
•	financial distress or bankruptcy of key distributors, resellers or retailers.

Depressed economic conditions, whether in our key regional markets or globally, could result in a decline in both product prices and the demand for our gear, which may seriously harm our business.

Our sponsorship of individuals, teams and events within the gaming community is subject to numerous risks that may seriously harm our business.

We interact with the gaming community in numerous ways, including through the sponsorship of streamers, eSports events, tournaments, eSports athletes and teams. These sponsored events and individuals are associated with our brand and represent our commitment to the gaming community. We cannot assure you that we will be able to maintain our existing relationships with any of our sponsored individuals or teams in the future or that we will be able to attract new highly visible gamers to endorse our gear. Additionally, certain individuals or teams with greater access to capital may increase the cost of certain sponsorships to levels we may choose not to match. If this were to occur, our sponsored individuals, teams or events may terminate their relationships with us and endorse our competitors’ products, and we may be unable to obtain endorsements from other comparable alternatives. In addition, if any of our sponsored individuals or teams become unpopular or engage in activities perceived negatively in the gaming community or more broadly, our sponsorship expenditures could be wasted and our brand reputation could be damaged which, in turn, could seriously harm our business.

DRAM integrated circuits account for most of the cost of producing our DRAM modules and fluctuations in the market price of DRAM integrated circuits may have a material impact on our net revenue and gross profit.

DRAM integrated circuits, or ICs, account for most of the cost of producing our DRAM modules. The market for these ICs is highly competitive and cyclical. Prices of DRAM ICs have historically been subject to volatility over relatively short periods of time due to a number of factors, including imbalances in supply and demand. We expect these fluctuations will recur in the future, which could seriously harm our business. For example, changes in the selling prices of our DRAM modules can have a substantial impact on our net revenue as our performance memory products represents a significant portion of our overall net revenue. In addition, declines in the market price of ICs enable our competitors to lower prices and we will likely be forced to lower our product prices in order to compete effectively which could have an adverse effect on our net revenue. Further, because we carry inventories of DRAM ICs and DRAM modules at our facility in Taiwan, fluctuations in the market price of these ICs can have an effect on our gross margin. For example, declines in the prices of these ICs and their related products have tended to have a negative short-term impact on gross margin of our DRAM modules. In addition, selling prices of our DRAM modules, on the one hand, and market prices of DRAM ICs, on the other hand, may rise or fall at different rates, which may also affect our gross margin. Any of these circumstances could materially adversely affect our net revenue and gross margins.

We use DRAM ICs produced by Samsung, Micron and Hynix in our DRAM modules. We purchase those DRAM ICs, pursuant to purchase orders and not long-term supply contracts, largely from third-party distributors and, to a lesser extent, directly from those manufacturers. According to market share data for DRAM IC manufacturers appearing on the website of DRAM Exchange, a market research firm, Samsung, a manufacturer of DRAM ICs, had an approximately 46% share of the worldwide DRAM IC market for 2017, compared to approximately 29% for Hynix and approximately 21% for Micron in each case for the same period. However, should supply from any of these vendors be limited, we cannot assure you that we would be able to meet our needs by purchasing DRAM ICs produced by other manufacturers or from agents and distributors. Further, there are a limited number of companies capable of producing the high-speed DRAM ICs required for our high-performance DRAM modules, and any inability to procure the requisite quantities and quality of DRAM ICs could reduce our production of DRAM modules and could seriously harm our business.

The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.

A novel strain of coronavirus emerged in December 2019. This coronavirus and COVID-19, the disease it causes, has spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. For example, starting in mid-March 2020, the governor of California, where our headquarters are located, issued shelter-in-place orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations.

The spread of COVID-19 has and could continue to seriously harm our business. Current and potential impacts include, but are not limited to, the following:

•

the extended closures in early February 2020 and slow ramp up of capacity of many factories in China and other countries in Asia where many of our products and the components and subcomponents used in the manufacture of our gear created, and could continue to create, supply chain disruptions for our gear;

•	supply and transportation costs have increased, and may continue to increase, as alternate suppliers are sought;
•	labor shortages within delivery and other industries due to extended worker absences could create further supply chain disruptions;
•

extended employee absences could negatively impact our business, including potential reductions in the availability of the sales team to complete sales and delays in deliverables and timelines within our engineering and support functions;

•	fluctuations in foreign exchange rates could make our products less competitive in a price-sensitive environment for our non-US customers; and
•

significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay the indebtedness outstanding from our credit facilities.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

A significant portion of our net revenue is generated by sales of DRAM modules and any significant decrease in the average selling prices of our DRAM modules would seriously harm our business.

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 39.1% and 34.2% of our net revenue in 2019 and for the nine months ended September 30, 2020, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

In 2019 and for the nine months ended September 30, 2020, sales to Amazon, accounted for 25.1% and 25.1%, of our net revenue, and sales to our ten largest customers accounted for 51.6% and 51.2% of the same periods, respectively, of our net revenue. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon or for any customer in China. As a result, if either Amazon or any customer in China were to default on its payment to us, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

We have limited manufacturing facilities that only assemble our DRAM modules, custom built PCs, custom cooling and controllers, we have no guaranteed sources of supply of products or components and we depend upon a small number of manufacturers, some of which are exclusive or single-source suppliers, to supply our gear, each of which may result in product or component shortages, delayed deliveries and quality control problems.

We maintain limited manufacturing facilities that only produce DRAM modules, custom built PCs, custom cooling and performance controllers, and as a result, we depend entirely upon third parties to manufacture and supply the gear we sell and the components used in our gear such as gaming peripherals and gaming components. Our gear that is manufactured by outsourced parties is generally produced by a limited number of manufacturers and in some instances is purchased on a purchase order basis. For example, each model of our gaming keyboards, gaming mice, gaming headsets, computer cases, PSUs and cooling solutions is produced by a single manufacturer. We do not have long-term supply agreements with some of our manufacturers and suppliers. In addition, we carry limited inventories of our gear, and the loss of one or more of these manufacturers or suppliers, or a significant decline in production or deliveries by any of them, could significantly limit our shipments of gear or prevent us from shipping that gear entirely.

Our reliance upon a limited number of manufacturers and suppliers exposes us to numerous risks, including those described below.

Risks relating to production and manufacturing. Our business could be seriously harmed if our manufacturers or suppliers ceased or reduced production or deliveries, raised prices, lengthened production or delivery times or changed other terms of sale. In particular, price increases by our manufacturers or suppliers could seriously harm our business if we are unable to pass those price increases along to our customers. Furthermore, the supply of products from manufacturers and suppliers to us could be interrupted or delayed, and we may be unable to obtain sufficient quantities of our products because of factors outside of our control. For example, our manufacturers and suppliers may experience financial difficulties, be affected by natural disasters or pandemics, have limited production facilities or manufacturing capacity, may experience labor shortages or may be adversely affected by regional unrest or military actions. In addition, we may be slower than our competitors in introducing new products or reacting to changes in our markets due to production or delivery delays by our third-party manufacturers or suppliers. Likewise, lead times for the delivery of products being manufactured for us can vary significantly and depend on many factors outside of our control, such as demand for manufacturing capacity and availability of components. In addition, if one of our exclusive or single-source manufacturers were to stop production, or experience product quality or shortage issues, we may be unable to locate or engage a suitable replacement on terms we consider acceptable and, in any event, there would likely be significant delays before we were able to transition production to a new manufacturer and potentially significant costs associated with that transition.

Risks relating to product quality. Our manufacturers or suppliers may provide us with products or components that do not perform reliably or do not meet our quality standards or performance specifications or are susceptible to early failure or contain other defects. This may seriously harm our reputation, increase our warranty and other costs or lead to product returns or recalls, any of which may seriously harm our business.

Risks relating to product and component shortages. From time to time we have experienced product shortages due to both disruptions in supply from the third parties that manufacture or supply our gear and our inability or the inability of these third-party manufacturers to obtain necessary components, and we may experience similar shortages in the future. Moreover, procurement of the other components used in our gear is generally the responsibility of the third parties that manufacture our gear, and we therefore have limited or no ability to control or influence the procurement process or to monitor the quality of components.

Any disruption in or termination of our relationships with any of our manufacturers or suppliers or our inability to develop relationships with new manufacturers or suppliers as and when required would cause delays, disruptions or reductions in product shipment and may require product redesigns, all of which could damage relationships with our customers, seriously harm our brand, increase our costs and otherwise seriously harm our business. Likewise, shortages or interruptions in the supply of products or components, or any inability to procure these products or components from alternate sources at acceptable prices in a timely manner, could delay shipments to our customers and increase our costs, any of which may seriously harm our business.

If our proprietary iCUE software or Elgato streaming software suite have any “bugs” or glitches, or if we are unable to update the iCUE software or Elgato streaming software suite to incorporate innovations, our business may be seriously harmed.

Because most of the gear we sell is linked through either our iCUE software or our Elgato streaming software suite, “bugs” or other glitches in the software may cause it to not perform reliably, meet our quality standards or meet performance specifications. Further, even if we detect any bugs or other glitches in the iCUE software or our Elgato streaming software suite we may be unable to update the affected software effectively to remediate these problems. In addition, in order for us to stay competitive, we need to update the iCUE software, Elgato streaming software suit and any other software utilized by our gear, to incorporate innovations and other changes to address gamers and content creators’ changing needs. If we are unable to update the iCUE software or our Elgato streaming software suite to include such updates or address any bugs or glitches, its use to gamers and content creators may be substantially diminished, which could seriously harm our business.

The need to continuously develop new gear and product improvements increases the risk that our gear will contain defects or fail to meet specifications, which may increase our warranty costs and product returns, lead to recalls of gear, damage our reputation and seriously harm our business.

Gear that does not meet specifications or that contains, or is perceived by our customers or gamers to contain, defects could impose significant costs on us or seriously harm our business. Our gear may suffer from design flaws, quality control problems in the manufacturing process or components that are defective or do not meet our quality standards. Moreover, the markets we serve are characterized by rapidly changing technology and intense competition and the pressure to continuously develop new gear and improvements and bring that gear and improvements to market quickly heightens the risks that our gear will be subject to both quality control and design problems. Because we largely rely on third parties to manufacture our gear and the components that are used in our gear, our ability to control the quality of the manufacturing process and the components that are used to manufacture our gear is limited. Product quality issues, whether as a result of design or manufacturing flaws or the use of components that are not of the requisite quality or do not meet our specifications, could result in product recalls, product redesign efforts, lost revenue, loss of reputation, and significant warranty and other expenses. In that regard, we have previously voluntarily recalled the SF-series PSUs. Recalls of gear and warranty-related issues can be costly, cause damage to our reputation and result in increased expenses, lost revenue and production delays. We may also be required to compensate customers for costs incurred or damages caused by defective gear. If we incur warranty or product redesign costs, institute recalls of gear or suffer damage to our reputation as a result of defective gear, our business could be seriously harmed.

While we operate a facility in Taiwan that assembles, tests and packages most of our DRAM modules and certain other products, we rely upon manufacturers in China to produce a significant portion of our other products, which exposes us to risks that may seriously harm our business.

We operate a facility in Taiwan that assembles, tests, packages and ultimately supplies nearly all of our DRAM modules and a significant portion of our cooling solutions and prebuilt and custom gaming systems. We also assemble, test, package and ultimately supply our custom-built PCs in our U.S. facility, and our customized gaming controllers in our U.S. and U.K. facilities. All of the other gear we sell, including the components used to assemble our DRAM modules, are produced at factories operated by third-parties located in China, Taiwan and countries in Southeast Asia. The fact that all of these facilities, manufacturers, suppliers and factories are concentrated in Taiwan and China exposes us to numerous risks.

We believe one of the most significant risks associated with this concentration in Taiwan and China is that production may be interrupted or limited because of labor shortages in southern China and by strains on the local infrastructure. In addition, production at facilities located in China or Taiwan, including our own manufacturing, testing and packaging facility in Taiwan, and deliveries from those facilities, may be adversely affected by tensions, hostilities or trade disputes involving China, Taiwan, the United States or other countries. There is considerable potential political instability in Taiwan related to its disputes with China. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn may seriously harm our business.

Other risks resulting from this concentration of our manufacturing facilities and our suppliers in Taiwan and China include the following:

•	the interpretation and enforcement of China’s laws continues to evolve, which may make it more difficult for us to obtain a reliable supply of our gear at predictable costs;
•

these facilities are located in regions that may be affected by earthquakes, typhoons, other natural disasters, pandemic outbreaks, political instability, military actions, power outages or other conditions that may cause a disruption in supply;

•	our costs may be increased and deliveries of our gear may be decreased or delayed by trade restrictions; and
•

our reliance on foreign manufacturers and suppliers exposes us to other risks of doing business internationally, some of which are described below under “We conduct our operations and sell our gear internationally and the effect of business, legal and political risks associated with international operations may seriously harm our business.”

In addition, if significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our business may be seriously harmed if such tariffs or counter-measures affect the manufacturing costs of any of our gear. Further, such tariffs could adversely impact our gross profits if we cannot pass the increased costs incurred as a result of these tariffs through to our consumers, or if the resulting increased prices result in a decrease in consumer demand.

The occurrence of any one or more of these risks may seriously harm our business.

If we do not successfully coordinate the worldwide manufacturing and distribution of our gear, we could lose sales.

Our business requires that we coordinate the manufacture and distribution of our gear over a significant portion of the world. We rely upon third parties to manufacture our gear and to transport and distribute our gear to our customers. If we do not successfully coordinate the timely and efficient manufacturing and distribution of our gear, our costs may increase, we may experience a build-up in inventory, we may not be able to deliver sufficient quantities to meet customer demand and we could lose sales, each of which could seriously harm our business.

Our operating results are particularly sensitive to freight costs, and our costs may increase significantly if we are unable to ship and transport finished products efficiently and economically across long distances and international borders, which may seriously harm our business.

All of our gear is manufactured in Asia, and we transport significant volumes of finished products across long distances and international borders. As a result, our operating results can be significantly affected by changes in transportation costs. In that regard, although we ship our DRAM modules, which have selling prices that are relatively high compared to their size and weight, by air, we generally use ocean freight to ship our other products because of their relatively low selling prices compared to their size and weight. If we underestimate the demand for any of the products we ship by ocean freight, or if deliveries of those products to us by our manufacturers are delayed or interrupted, we may be required to ship those products by air in order to fill orders on a timely basis. Shipping larger or heavier items, such as cases or PSUs, by air is significantly more expensive than using ocean freight. As a result, any requirement that we ship these products by air, whether because we underestimate demand or because of an interruption in supply from the manufacturers who produce these products or for any other reason, could materially increase our costs. In addition, freight rates can vary significantly due to large number of factors beyond our control, including changes in fuel prices or general economic conditions or the threat of terrorist activities or acts of piracy. If demand for air or ocean freight should increase substantially, it could make it difficult for us to procure sufficient cargo transportation space at prices we consider acceptable, or at all. Increases in our freight expenses, or any inability to ship our gear as and when required, may seriously harm our business.

Because our gear must cross international borders, we are subject to risk of delay if our documentation does not comply with customs rules and regulations or for similar reasons. In addition, any increases in customs duties or tariffs, as a result of changes to existing trade agreements between countries or otherwise, could increase our costs or the final cost of our gear to our retailer customers or gamers or decrease our margins. The laws governing customs and tariffs in many countries are complex, subject to many interpretations and often include substantial penalties for non-compliance.

Our effective tax rate may increase in the future, including as a result of the Reorganization and recent U.S. tax legislation.

Our effective tax rate may be impacted by changes in or interpretations of tax laws in any given jurisdiction, utilization of or limitations on our ability to utilize any tax credit carry-forwards, changes in geographical allocation of revenue and expense and changes in management’s assessment of matters such as our ability to realize the value of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate which reflects a variety of factors that may or may not be present in any given year.

As a result of the Reorganization, we acquired a number of non-U.S. affiliated entities with substantial non-U.S. assets and operations. Following the Reorganization, we may be subject to current U.S. federal income taxes on the earnings of such non-U.S. affiliates in a manner that may adversely impact our effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or Tax Act, was enacted, which has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a partially territorial tax system, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or the IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted, which provides temporary relief from certain aspects of the Tax Act that had imposed limitations on the utilization of certain losses, interest expense deductions, and minimum tax credits. We have recorded additional income tax benefits of $0.6 million in the first quarter of 2020 resulting from the enactment of the CARES Act.

In light of these factors, we cannot assure you that our effective income tax rate will not change in future periods. Accordingly, if this were to occur, and if our effective tax rate were to increase, our business may be seriously harmed.

Our ability to utilize our net operating loss, or NOL, carryforwards and certain other tax attributes may be limited.

Our ability to utilize our NOL carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which may be outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations under Section 382, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Technological developments or other changes in our industry could render our gear less competitive or obsolete, which may seriously harm our business.

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $37.5 million and $36.3 million for 2019 and for the nine months ended September 30, 2020, respectively, representing 3.4% and 3.2% of our net revenue for these periods, respectively. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

We order most of our gear from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of both product shortages, which may result in lost sales and higher expenses, and excess inventory, which may require us to sell our gear at substantial discounts and lead to write-offs.

We depend upon our product forecasts to make decisions regarding investments of our resources and production levels of our gear. Because of the lead time necessary to manufacture our gear and the fact that we usually have little or no advance notice of customer orders, we must order our gear from third-party manufacturers and therefore commit to substantial purchases prior to obtaining orders for those products from our customers. This makes it difficult for us to adjust our inventory levels if orders fall below our expectations. Our failure to predict low demand for product can result in excess inventory, as well as lower cash flows and lower margins if we were unable to sell a product or if we were required to lower product prices in order to reduce inventories, and may also result in inventory write-downs. In addition, the cancellation or reduction of orders by our customers may also result in excess inventory. On the other hand, if actual orders exceed our expectations, we may need to incur additional costs, such as higher shipping costs for air freight or other expedited delivery or higher product costs for expedited manufacturing, in order to deliver sufficient quantities of products to meet customer orders on a timely basis or we may be unable to fill some orders altogether. In addition, many of the types of gear we sell have short product life cycles, so a failure to accurately predict and meet demand for products can result in lost sales that we may be unable to recover in subsequent periods. These short life cycles also make it more likely that slow moving or excess inventory may become obsolete, requiring us to sell our gear at significant discounts or write off entirely excess or obsolete inventory. Any failure to deliver gear in quantities sufficient to satisfy demand can also seriously harm our reputation with both our retailer customers and end-consumers.

Over the past few years, we have expanded the number and types of gear we sell, and the geographic markets in which we sell them, and we will endeavor to further expand our product portfolio and sales reach. The growth of our product portfolio and the markets in which we sell our gear has increased the difficulty of accurately forecasting product demand. We have in the past experienced significant differences between our forecasts and actual demand for our gear and expect similar differences in the future. If we do not accurately predict product demand, our business may be seriously harmed.

Order cancellations, product returns, price erosion, product obsolescence and retailer and distributor customer and gamer incentive programs may result in substantial inventory and/or receivables write-downs and seriously harm our business.

The gear we sell is characterized by rapid technological change and short product life cycles. As a result, the gear that we hold in inventory may be subject to significant price erosion or may become obsolete, requiring inventory write-downs. We may experience excess or unsold inventory for a number of reasons, including demand for our gear being lower than our forecasts, order cancellations by our customers and product returns.

In that regard, rights to return products vary by customer and range from the right to return defective products to limited stock rotation rights allowing the exchange of a limited percentage of the customer’s inventory for new product purchases. If the estimated market values of products held in our finished goods and work in process inventories at the end of any fiscal quarter are below our cost of these products, we will recognize charges to write down the carrying value of our inventories to market value.

In addition, we provide a variety of rebates to both customers and gamers, including instant rebates, volume incentive rebates, back end rebates and mail-in rebates. We also have contractual agreements and cooperative marketing, promotional and other arrangements that provide rebates and other financial incentives to our retailer customers and gamers. To a limited extent, we also offer financial incentives related to retailer customer inventory of specific products. The aggregate amount of charges incurred as a result of all of these rebates and other financial incentives is offset from our gross revenue. For 2019 and for nine months ended September 30, 2020, our gross revenue was reduced approximately by between 6% and 9% as a result of these rebates and other financial incentives. In the future, we also may be required to write down inventory or receivables due to product obsolescence or because of declines in market prices of our gear. Any write-downs or offsets could seriously harm our business.

Our indemnification obligations to our customers and suppliers for intellectual property infringement claims could require us to pay substantial amounts and may seriously harm our business.

We indemnify a limited number of retailer customers for damages and costs which may arise if our gear infringe third-party patents or other proprietary rights. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to make substantial settlement, damages or royalty payments or result in our incurring substantial legal costs. Our insurance does not cover intellectual property infringement. The potential amount of future payments to defend lawsuits or settle or otherwise satisfy indemnified claims under any of these indemnification provisions may be unlimited. We also have replacement obligations for product warranty claims relating to our gear. Our insurance does not cover such claims. Claims for intellectual property infringement and product warranty claims may seriously harm our business.

From time to time, we pay licensing fees in settlement of certain intellectual property infringement claims made by third parties. We cannot assure you that licensing fees paid under these circumstances will not seriously harm our business.

If we are unable to integrate our gear and proprietary software with third-party hardware, operating system software and other products, the functionality of our gear would be adversely affected, which may seriously harm our business.

The functionality of some of our gear depends on our ability to integrate that gear with the hardware, operating system software and related products of providers such as Intel, AMD, NVIDIA, Microsoft, Sony and Asus, among others. We rely to a certain extent on the relationships we have with those companies in developing our gear and resolving issues. We cannot assure you that those relationships will be maintained or that those or other companies will continue to provide the necessary information and support to allow us to develop gear that integrate with their products or that third party developers will continue to develop plugins for and integrations with our proprietary software, including Stream Deck. If integration with the products of those or other companies becomes more difficult, our gear would likely be more difficult to use or may not be compatible with key hardware, operating systems or other products, which would seriously harm our reputation and the utility and desirability of our gear, and, as a result, would seriously harm our business.

One of our strategies is to grow through acquisitions, which could result in operating difficulties, dilution to our stockholders and other seriously harmful consequences.

One of our strategies is to grow through acquisitions and we may also seek to grow through other strategic transactions such as alliances and joint ventures. In particular, we believe that our future growth depends in part on our ability to enhance our existing product lines and introduce new gear and categories of gear through acquisitions and other strategic transactions. There is substantial competition for attractive acquisitions and other strategic transactions, and we may not be successful in completing any such acquisitions or other strategic transactions in the future. Acquisitions may be particularly challenging during the COVID-19 pandemic. For example, we will likely not be able to travel to conduct in-person meetings and due diligence sessions with potential target companies. If we are successful in making any acquisition or strategic transaction, we may be unable to integrate the acquired business effectively or may incur unanticipated expenditures, which could seriously harm our business. The COVID-19 pandemic may make integration of these businesses even more difficult. Acquisitions and strategic transactions can involve a wide variety of risks depending upon, among other things, the specific business or assets being acquired or the specific terms of any transaction.

In addition, we may finance acquisitions or investments, strategic partnerships or joint ventures by issuing common stock, which may be dilutive to our stockholders, or by incurring indebtedness, which could increase our interest expense and leverage, perhaps substantially. Acquisitions and other investments may also result in charges for the impairment of goodwill or other acquired assets. Acquisitions of, or alliances with, technology companies are inherently risky, and any acquisitions or investments we make, or alliances we enter into, may not perform in accordance with our expectations. Accordingly, any of these transactions, if completed, may not be successful and may seriously harm our business.

In addition, foreign acquisitions or strategic transactions with foreign partners involve additional risks, including those related to integration of operations across different geographies, cultures and languages, as well as risks related to fluctuation in currency exchange rates and risks associated with the particular economic, political and regulatory environment in specific countries.

We need substantial working capital to operate our business, and we rely to a significant degree upon credit extended by our manufacturers and suppliers and borrowings under our revolving credit facility to meet our working capital needs. If we are unable to meet our working capital needs, we may be required to reduce expenses or product purchases, or delay the development, commercialization and marketing of our gear, which would seriously harm our business.

We need substantial working capital to operate our business. We rely to a significant degree upon credit extended by many of our manufacturers and suppliers in order to meet our working capital needs. Credit terms vary from vendor to vendor but typically allow us zero to 120 days to pay for the products. However, notwithstanding the foregoing, there are instances when we are required to pay for gear in advance of it being manufactured and delivered to us. We also utilize borrowings under our revolving credit facility to provide working capital, and access to external debt financing has historically been and will likely continue to be very important to us. As a result of any downturn in general economic conditions or conditions in the credit markets or other factors, manufacturers and suppliers may be reluctant to provide us with the same credit that they have in the past, which would require that we increase the level of borrowing under our revolving credit facility or obtain other external financing to provide for our substantial working capital needs. Additional financing may not be available on terms acceptable to us or at all. In particular, our access to debt financing may be limited by a covenant in our credit facilities, which requires our Consolidated Total Net Leverage Ratio (as defined in our credit facilities) to be no greater than 8.0 to 1.0 if the revolving credit part of our credit facilities is more than 35% drawn. As a result, the restriction imposed by our debt covenants could limit, perhaps substantially, the amount we are permitted to borrow under our credit facilities or under other debt arrangements.

To the extent we are required to use additional borrowings under our revolving credit facility or from other sources (if available and if permitted by the credit facility) to provide working capital, it could increase our interest expense and expose us to other risks of leverage. Any inability to meet our working capital or other cash needs as and when required would likely seriously harm our business, results of operations and financial condition and adversely affect our growth prospects and stock price and could require, among other things, that we reduce expenses, which might require us to reduce shipments of our gear or our inventory levels substantially or to delay or curtail the development, commercialization and marketing of our gear.

Indebtedness and the terms of our credit facilities may impair our ability to respond to changing business and economic conditions and may seriously harm our business.

We had $376.9 million of indebtedness as of September 30, 2020. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

Cash flow required to pay debt service. We may be required to dedicate a substantial portion of our available cash flow to debt service. This risk is increased by the fact that borrowings under our credit facilities bear interest at a variable rate. This exposes us to the risk that the amount of cash required to pay interest under our credit facilities will increase to the extent that market interest increases. Our indebtedness and debt service obligations may also increase our vulnerability to economic downturns and adverse competitive and industry conditions.

Adverse effect of financial and other covenants. The covenants and other restrictions in our credit facilities and any debt instruments we may enter into in the future may limit our ability to raise funds for working capital, capital expenditures, acquisitions, product development and other general corporate requirements, which may adversely affect our ability to finance our operations, any acquisitions or investments or other capital needs or engage in other business activities that would be in our interests. Restrictive covenants may also limit our ability to plan for or react to market conditions or otherwise limit our activities or business plans and place us at a disadvantage compared to our competitors.

Risks of default. If we breach or are unable to comply with a covenant or other agreement contained in a debt instrument, the lender generally has the right to declare all borrowings outstanding under that debt instrument, together with accrued interest, to be immediately due and payable and may have the right to raise the interest rate. Upon an event of default under our credit facilities, the lender may require the immediate repayment of all outstanding loans and accrued interest. In addition, during the continuance of certain events of default under our credit facilities (subject to a cure period for some events of default), interest may accrue at a rate that is 200 basis points above the otherwise applicable rate. As a result, any breach or failure to comply with covenants contained in our debt instruments could seriously harm our business. Moreover, our credit facilities are secured by substantially all of our assets (including capital stock of our subsidiaries), except assets of our foreign subsidiaries and some of the shares of our foreign subsidiaries, and if we are unable to pay indebtedness secured by collateral when due, whether at maturity or if declared due and payable by the lender following a default, the lender generally has the right to seize and sell the collateral securing that indebtedness. We cannot assure you that we will not breach the covenants or other terms of our credit facilities or any other debt instruments in the future and, if a breach occurs, we cannot assure you that we will be able to obtain necessary waivers or amendments from the lender or to refinance the related indebtedness on terms we find acceptable, or at all. As a result, any breach or default of this nature may seriously harm our business.

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, one of which requires our Consolidated Total Net Leverage Ratio (as defined in our credit facilities) to be no greater than 8.0 to 1.0 if the revolving credit part of our credit facilities is more than 35% drawn. Our Consolidated Total Net Leverage Ratio as of September 30, 2020 was 1.3 to 1.0. While we were in compliance with this covenant as of September 30, 2020, we cannot assure you that we will not breach these covenants in our credit facilities in the future or other covenants in our future credit facilities.

Our credit facilities also include covenants that limit or restrict our ability to, among other things, incur liens on our properties, make acquisitions and other investments and sell assets, subject to specified exceptions. In addition to the covenants described in the preceding sentence, we are also prohibited from incurring indebtedness other than debt owed to the lender under our credit facilities, debt associated with certain liens permitted by our credit facilities or subordinated debt. Our credit facilities also contain restrictions on our ability to pay dividends or make distributions in respect of our common stock or redemptions or repurchases of our common stock.

The phase-out of the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

Borrowings under our credit facilities bear interest at rates determined using LIBOR as the reference rate. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase-out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted, and currently it appears highly likely that LIBOR will be discontinued or substantially modified by 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. Furthermore, we may need to renegotiate our revolving credit facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness.

We conduct our operations and sell our gear internationally and the effect of business, legal and political risks associated with international operations may seriously harm our business.

Sales to customers outside the United States accounted for 64.7% and 62.4% of our net revenue for 2019 and for the nine months ended September 30, 2020, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

•	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds;
•	political and economic instability;
•	problems with the transportation or delivery of our gear;
•	issues arising from cultural or language differences and labor unrest;
•	longer payment cycles and greater difficulty in collecting accounts receivable;
•	compliance with trade and technical standards in a variety of jurisdictions;
•	difficulties in staffing and managing international operations, including the risks associated with fraud, theft and other illegal conduct;
•

compliance with laws and regulations, including environmental, employment and tax laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

•

difficulties enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States and European countries;

•

the risk that trade to or from some foreign countries, or companies in foreign countries that manufacture our gear or supply components that are used in our gear, may be affected by political tensions, trade disputes and similar matters, particularly between China and Taiwan or between China and the United States;

•	United States and foreign trade restrictions, including those that may limit the importation of technology or components to or from various countries or impose tariffs or quotas;
•	difficulties or increased costs in establishing sales and distribution channels in unfamiliar markets, with their own market characteristics and competition; and
•	imposition of currency exchange controls or taxes that make it impracticable or costly to repatriate funds from foreign countries.

To the extent we successfully execute our strategy of expanding into new geographic areas, these and similar risks will increase. We cannot assure you that risks relating to our international operations will not seriously harm our business.

System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which may seriously harm our business.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our systems. For portions of our information technology infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses.

Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to our brand and reputation or other serious harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions may seriously harm our business.

We may not be able to maintain compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations relating to privacy and cybersecurity, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.

We are subject to a variety of laws and regulations that relate to the collection, processing, storing, disclosing, using, transfer and protecting of personal data and other data and the privacy of individuals. These laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. Because we store, process and use data, some of which contain personal data, we are subject to complex and evolving federal, state and local laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation. The U.S. federal and state governments and agencies may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, processing, transmission and destruction of personal data and other information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact trading strategies and availability of previously useful data.

In addition, California enacted the California Consumer Privacy Act of 2018, or the CCPA, which came into force in 2020 (and is discussed in further detail below), which has encouraged “copycat” legislative proposals in other states across the country such as Nevada, Virginia, New Hampshire, Illinois and Nebraska. These legislative proposals may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data.

Compliance with existing and emerging privacy and cybersecurity laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation, lend to private litigation against us, and require additional investment in resources, impact strategies and availability of previously useful data any of which could materially and adversely affect our business, operating results and financial condition.

The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of security breaches.

In connection with certain of our gear, we collect data related to our gamers and streamers. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter.

Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, the European Union General Data Protection Regulation, or GDPR, which came into effect on May 25, 2018, has led to more stringent operational requirements for processors and controllers of personal data, including, for example, requiring expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities, which could limit our ability to use and share personal data or could require localized changes to our operating model. Under the GDPR, fines of up to €20 million or up to 4% of the total worldwide annual revenue of the preceding financial year, whichever is higher, may be assessed for non-compliance. These new laws also could cause our costs to increase and result in further administrative costs.

Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018, which “implements” and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the United Kingdom, and the GDPR will be converted into UK law. Beginning in 2021, the UK will be a “third country” under the GDPR, and we may incur liabilities, expenses, costs, and other operational losses under the GDPR and applicable EU Member States, and the United Kingdom privacy laws, in connection with any measures that we take to comply with them.

Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains, and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework. To the extent that we were to rely on the EU-U.S. Privacy Shield Framework, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EU. The same decision also casts doubt on the alternatives to the Privacy Shield, in particular the European Commission’s Standard Contractual Clauses to lawfully transfer personal data from Europe to the United States and most other countries, and by requiring additional risk assessments increasing the regulatory burden relating to such alternatives. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses.

In addition, the CCPA, which came into force in 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing and receive detailed information about how their personal data is used. Failure to comply with the CCPA creates additional risks including enforcement by the California attorney general, private rights of actions for certain data breaches, and damage to reputation. The CCPA may increase our compliance costs and potential liability. Additionally, a new California ballot initiative, the California Privacy Rights Act, has garnered enough signatures to be included on the November 2020 ballot in California, and if voted into law, would impose additional data protection obligations on companies doing business in California. It would also create a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security.

Furthermore, information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities. We cannot guarantee that our facilities and systems will be free of security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, misplaced or lost data, programming and/or human errors or other similar events. Any compromise or perceived compromise of the security of our systems could damage our reputation, result in disruption or interruption to our business operations, reduce demand for our products and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.

In addition, any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards, or any security incident that results in the actual or alleged unauthorized release or transfer of personal data, may result in governmental enforcement actions and investigations, including fines and penalties, enforcement orders requiring us to cease processing or operating in a certain way, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have material impacts on our revenue and operations and could seriously harm our business.

We may be adversely affected by the financial condition of retailers and distributors to whom we sell our gear and may also be adversely affected by the financial condition of our competitors.

Retailers and distributors of consumer electronics products have, from time to time, experienced significant fluctuations in their businesses and some of them have become insolvent. A retailer or distributor experiencing such difficulties will generally not purchase and sell as much of our gear as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. Moreover, if one of our distributor or retailer customers experiences financial distress or bankruptcy, they may be required to liquidate their inventory of our gear, or similar products that compete with our gear, at reduced prices, which can result in substantial over-supply and reduced demand for our gear over the short term. If any of these circumstances were to occur, it could seriously harm our business.

Likewise, our competitors may from time to time experience similar financial difficulties or may elect to terminate their sales of certain products. If one of our competitors experiences financial distress or bankruptcy and is forced to liquidate inventory or exits a product line and disposes of inventory at reduced prices, this may also result in over-supply of and reduced demand for our gear and could have a short-term adverse effect on our results of operations and financial condition.

Our online operations are subject to numerous risks that may seriously harm our business.

Our online operations, where we sell a number of products through our online stores, subject us to certain risks that could seriously harm our business, financial condition and results of operations. For example, the operation and expansion of our online stores may seriously harm our relationships with our retailers and distributors. Further, existing and future regulations and laws could impede the growth of our online operations. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and social media marketing. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our sites by gamers, streamers and suppliers and may result in the imposition of monetary liability.

In addition, our online stores are partially handled by a third-party ecommerce service provider. We rely on this service provider to handle, among other things, payment and processing of online sales. If the service provider does not perform these functions satisfactorily, we may find another third-party service provider or undertake such operations ourselves, but we may not be able to successfully do either. In either case, our online sales and our customer service reputation could be adversely affected which, in turn, may seriously harm our business.

We may recognize restructuring and impairment charges in future periods, which will adversely affect our operating results and could seriously harm our business.

Depending on market and economic conditions in future periods, we may implement restructuring initiatives. As a result of these initiatives, we could incur restructuring charges, lose key personnel and experience disruptions in our operations and difficulties in delivering our gear.

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of September 30, 2020, we had approximately $311.6 million of goodwill, $265.4 million of intangible assets and $15.4 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

Our future success depends to a large degree on our ability to defend the Corsair brand and product family brands such as SCUF, Vengeance, K70, Elgato and iCUE from infringement and, if we are unable to protect our brand and other intellectual property, our business may be seriously harmed.

We consider the Corsair brand to be one of our most valuable assets. We also consider the Elgato, Origin, and SCUF brands; proprietary technology brands such as iCUE and Slipstream; and major product family brands such as Corsair ONE, Dark Core, Dominator, Glaive, Harpoon, Ironclaw, K70, Nightsword, Scimitar, Vengeance, and Void to be important to our business. Our future success depends to a large degree upon our ability to defend the Corsair brand, proprietary technology brands and product family brands from infringement and to protect our other intellectual property. We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as nondisclosure terms to protect our intellectual property. Although we hold a trademark registration on the Corsair name in the United States and a number of other countries, the Corsair name does not have trademark protection in other parts of the world, including some major markets, and we may be unable to register the Corsair name as a trademark in some countries. Likewise, we hold a trademark registration on certain brands such as K70 only in the United States, Australia and New Zealand and therefore such brands do not have trademark protection in other parts of the world. If third parties misappropriate or infringe on our brands or we are unable to protect our brands, or if third parties use the Corsair, Corsair ONE, Dark Core, Dominator, Elgato, Glaive, Harpoon, iCUE, Ironclaw, K70, Nightsword, Origin, SCUF, Slipstream, Scimitar, Vengeance and Void brand names, or other brand names we maintain, to sell their products in countries where we do not have trademark protection, it may seriously harm our business.

We hold a limited number of patents and pending patent applications. It is possible that any patent owned by us will be invalidated, deemed unenforceable, circumvented or challenged and that our pending or any future patent applications will not be granted. In addition, other intellectual property laws or our confidentiality procedures and contractual provisions may not adequately protect our intellectual property and others may independently develop similar technology, duplicate our gear, or design around any intellectual property rights we may have. Any of these events may seriously harm our business.

Certain of the licenses pursuant to which we are permitted to use the intellectual property of third parties can be terminated at any time by us or the other party. If we are unable to negotiate and maintain licenses on acceptable terms, we will be required to develop alternative technology internally or license it from other third parties, which may be difficult and costly or impossible.

The expansion of our business will require us to protect our trademarks, domain names, copyrights, patents and other intellectual property rights in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation. If we are unable to protect and enforce our trademarks, domain names, copyrights, patents and other intellectual property rights, or prevent third parties from infringing upon them, our business may be seriously harmed.

We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practicable or cost-effective for us to enforce our rights with respect to certain items of intellectual property rights fully, or at all, particularly in developing countries where the enforcement of intellectual property rights may be more difficult than in the United States. It is also possible that, given the costs of obtaining patent protection, we may choose not to seek patent protection for certain items of intellectual property that may later turn out to be important.

Some of our products contain open source software, which may pose particular risks to our proprietary software and products.

Our products rely on software licensed by third parties under open source licenses, including as incorporated into software we receive from third-party commercial software vendors, and will continue to rely on such open source software in the future. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties or other contractual protections regarding infringement claims or the quality of the code, and the wide availability of source code to components used in our products could expose us to security vulnerabilities. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our products. As a result, we may face claims from third parties claiming ownership of what we believe to be open source software. In addition, by the terms of some open source licenses, under certain conditions, we could be required to release our proprietary source code, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. These claims or requirements could result in litigation and could require us to purchase a costly license or cease offering the implicated products unless and until we can re-engineer them to avoid infringement or release of our proprietary source code. This re-engineering process could require significant additional research and development resources. In addition, we have intentionally made certain software we have developed available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we engage in a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, it is still possible that our competitors or others could use this code for competitive purposes, or for commercial or other purposes beyond what we intended. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could seriously harm our business.

We are, have in the past been, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could require us to pay damages or royalties and could limit our ability to use certain technologies in the future.

Companies in the technology industry are frequently subject to litigation or disputes based on allegations of infringement or other violations of intellectual property rights. We have faced claims that we have infringed, or that our use of components or products supplied to us by third parties have infringed, patents or other intellectual property rights of others in the past and may in the future face similar claims. While we are currently involved in an intellectual property infringement claim, we do not believe such claim will have a material adverse effect on our business.

Any intellectual property claims, with or without merit, can be time-consuming, expensive to litigate or settle and can divert management resources and attention. For example, in the past we have settled claims relating to infringement allegations and agreed to make royalty or license payments in connection with such settlements. An adverse determination could require that we pay damages, which could be substantial, or stop using technologies found to be in violation of a third-party’s rights and could prevent us from selling some of our gear. In order to avoid these restrictions, we may have to seek a license for the technology. Any such license may not be available on reasonable terms or at all, could require us to pay significant royalties and may significantly increase our operating expenses or otherwise seriously harm our business or operating results. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense and might not be successful or, if alternative non-infringing technologies already exist, we may be required to license those technologies from third parties, which may be expensive or impossible. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to halt sales of our gear incorporating the infringing technologies and may be unable to compete effectively. Any of these results may seriously harm our business.

We and our contract manufacturers may be adversely affected by seismic activity or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in the San Francisco Bay Area and the testing and packaging of most of our DRAM modules take place in our facility in Taiwan. Both locations are known to experience earthquakes from time to time, some of which have been severe. In addition, typhoons and other severe weather systems frequently affect Taiwan. Most of the third-party facilities where our gear and some of the components used in our gear is manufactured are located in China, Taiwan and other areas that are known for seismic activity and other natural disasters. Earthquakes in any of the foregoing areas may also result in tsunamis. We do not carry earthquake insurance. As a result, earthquakes or other natural disasters could severely disrupt our operations, either directly or as a result of their effect on third-party manufacturers and suppliers upon whom we rely and their respective supply chains and may negatively impact the ordering patterns of our customers and may seriously harm our business.

We have identified material weaknesses in our internal controls over financial reporting. If our remediation of the material weaknesses is not effective or we otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the preparation of our 2018 audited financial statements, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

These material weaknesses related to maintaining an insufficient compliment of appropriately trained resources, which resulted in the failure to identify risks related to appropriate process level controls over accounting across multiple areas of financial reporting, including inventory, income taxes, general information technology controls, warranty reserves, sales returns and web based sales.

After these material weaknesses were identified, during 2019 management implemented a remediation plan that included hiring key accounting personnel. While we have taken steps to remediate these material weaknesses, we cannot assure you that these measures will significantly improve or fully remediate the material weaknesses described above. If we are unable to remediate the above material weaknesses, our reputation and the market price of our stock could be seriously harmed.

We are subject to various environmental laws, conflict mineral-related provisions of the Dodd-Frank Act and other regulations that could impose substantial costs upon us and may seriously harm our business.

Our operations, properties and the gear we sell are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our gear, could cause us to incur substantial costs, including clean-up costs, personal injury and property damage claims, fines and penalties, costs to redesign our gear or upgrade our facilities and legal costs, or require us to curtail our operations. Environmental contamination or releases of hazardous materials may also subject us to claims of property damage or personal injury, which could result in litigation and require us to make substantial payments to satisfy adverse judgments or pay settlements. Liability under environmental laws can be joint and several and without regard to comparative fault. We also expect that our operations will be affected by new environmental laws and regulations on an ongoing basis, which will likely result in additional costs. Environmental laws and regulations could also require that we redesign our gear or change how our gear is made, any of which could seriously harm our business. The costs of complying with environmental laws and regulations or the effect of any claims or liability concerning or resulting from noncompliance or environmental contamination could also seriously harm our business.

Under the Dodd-Frank Act, the SEC adopted disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. We continue to incur costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our gear, auditing the process and reporting to our customers and the SEC. In addition to the SEC regulation, the European Union, China and other jurisdictions are developing new policies focused on conflict minerals that may impact and increase the cost of our compliance program. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our gear are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.

The U.S. federal government has issued new policies for federal procurement focused on eradicating the practice of forced labor and human trafficking. In addition, the United Kingdom and the State of California have issued laws that require us to disclose our policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. While we have a policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations.

Risks Related to Our Common Stock

We are controlled by EagleTree, whose interests in our business may be different than yours.

As of September 30, 2020, EagleTree beneficially owned approximately 78% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

As a result of the foregoing, EagleTree or its respective designees to our board of directors will have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our amended and restated certificate of incorporation and bylaws. So long as EagleTree continues to beneficially own a majority of our common stock, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether other stockholders believe the transaction is in our best interests. In any of these matters, the interests of EagleTree may differ from or conflict with your interests. Moreover, this concentration of stock ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder. In addition, EagleTree is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are our significant existing or potential suppliers or customers. EagleTree may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

EagleTree controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Select Market, or Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including requirements that:

•	a majority of our board of directors consist of “independent directors” as defined under the rules of Nasdaq;
•	our board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee purpose and responsibilities; and
•

our director nominations be made, or recommended to the full board of directors, by our independent directors or by a nominations committee that is composed entirely of independent directors and that we adopt a written charter or board resolution addressing the nominations process.

We currently utilize certain of these exemptions. As a result, pursuant to an agreement with EagleTree, nominations for certain of our directors will be made by EagleTree based on its ownership of our outstanding voting stock. Accordingly, for so long as we are a “controlled company,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. In the event that we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods.

The market price of our common stock may be volatile and may decline.

The stock market in general, and the market for stocks of technology companies in particular, has been highly volatile. As a result, the market price of our common stock is likely to be volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their common stock or the loss of their entire investment for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of our common stock could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this “Risk Factors” section and the following:

•	variations in our operating performance and the performance of our competitors;
•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in estimates or recommendations by securities analysts concerning us or our competitors;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ estimates or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	developments of new technologies or other innovations;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	the outbreak of epidemics or pandemics, such as the coronavirus pandemic;
•	natural disasters, terrorist acts, acts of war or periods of widespread civil unrest; and
•	changes in general market and economic conditions.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

An active, liquid and orderly market for our common stock may not be maintained

Prior to our initial public offering, there had been no public market for shares of our common stock.  Our stock only recently began trading on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. If an active market for our common stock does not develop or is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

Future sales of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale described in the related prospectus dated September 22, 2020 lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2020, we had outstanding a total of 91,914,189 shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering and in the subsequent exercise of the underwriters’ option to purchase additional shares, are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our initial public offering will expire on March 21, 2021. After the lock-up agreements expire, as of September 30, 2020 but as adjusted to account for the underwriters’ exercise of its option to purchase additional shares from EagleTree as the selling stockholder in our initial public offering, up to approximately 77.8 million additional shares of common stock will be eligible for sale in the public market, approximately 75.1 million of which shares are held by directors, executive officers and other affiliates and may be subject to Rule 144 under the U.S. Securities Act of 1933, as amended, or the Securities Act. Goldman Sachs & Co. LLC may, however, in its sole discretion, permit our officers, directors, the selling stockholders and the other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of September 30, 2020, approximately 10.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans became eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of September 30, 2020 and after giving effect to the underwriters’ exercise of their option to purchase additional shares from EagleTree, the holders of approximately 71.3 million shares of our common stock, or approximately 77.6% of our total outstanding common stock based upon the number of shares outstanding as of September 30, 2020, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our amended and restated certificate of incorporation and amended and restated bylaws contain antitakeover provisions that could delay, deter or prevent takeover attempts that stockholders may consider favorable or attempts to replace or remove our management that would be beneficial to our stockholders.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could delay, deter or prevent a change in control or other takeover of our company that our stockholders might consider to be in their best interests, including transactions that might result in a premium being paid over the market price of our common stock and also may limit the price that investors are willing to pay in the future for our common stock. These provisions may also have the effect of preventing changes in our management. For example, our amended and restated certificate of incorporation and amended and restated bylaws include anti-takeover provisions that:

•

authorize our board of directors, without further action by the stockholders, to issue preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting that series and to establish the rights and other terms of that series, which may include dividend and liquidation rights and preferences, conversion rights and voting rights;

•

require that actions to be taken by our stockholders may only be taken at an annual or special meeting of our stockholders and not be taken by majority written consent when EagleTree owns less than a majority of our outstanding common stock;

•

specify that special meetings of our stockholders can be called only by the Secretary at the direction of our board of directors or the Chairman of our board of directors and not by our stockholders or any other persons when EagleTree owns less than a majority of our outstanding common stock;

•	establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting;
•

provide that directors may be removed only for cause and only by the affirmative vote of at least 66-2/3% in voting power of the then-outstanding shares of capital stock of our company when EagleTree owns less than 50% in voting power of our stock entitled to vote at an election of directors;

•

provide for the sole power of the board of directors, or EagleTree in the case of a vacancy of one of their respective board designees, to fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	divide our board of directors into three classes, serving staggered terms of three years each;
•

do not give the holders of our common stock cumulative voting rights with respect to the election of directors, which means that the holders of a majority of our outstanding shares of common stock can elect all directors standing for election;

•

require the affirmative vote by the holders of at least two-thirds of the combined voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors (voting as a single class) in order to amend certain provisions of our certificate of incorporation or bylaws, including those provisions changing the size of the

•

board of directors, the removal of certain directors, the availability of action by majority written consent of the stockholders or the restriction on business combinations with interested stockholders, among others; and

•

when EagleTree owns less than a majority of our outstanding common stock, require the affirmative vote by the holders of at least two-thirds of the combined voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors (voting as a single class) for any amendment, alteration, change, addition, rescission or repeal of our amended and restated certificate of incorporation.

We have opted out of Section 203 of the Delaware General Corporation Law, or DGCL, which prevents stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations involving us unless certain conditions are satisfied. However, our amended and restated certificate of incorporation will include similar provisions that we may not engage in certain business combinations with interested stockholders for a period of three years following the time that the stockholder became an interested stockholder, subject to certain conditions. Pursuant to the terms of our amended and restated certificate of incorporation, EagleTree will not be considered an interested stockholder for purposes of this provision.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•

we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•

the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

If securities or industry analysts do not publish or cease publishing research or reports about our business, if they adversely change their recommendations regarding our shares or if our operating results do not meet their expectations, the market price of our common stock could decline.

The market price of our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or if our operating results or prospects do not meet their expectations, the market price of our common stock could decline.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or of our amended and restated certificate of incorporation or our amended and restated bylaws; or (d) any action asserting a claim related to or involving our company that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation also provides that the federal district courts of the Unites States will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could seriously harm our business. The choice of forum provision requiring that the Court of Chancery of the State of Delaware be the exclusive forum for certain actions would not apply to suits brought to enforce any liability or duty created by the Exchange Act.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of September 30, 2020, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

General Risk Factors

We may be subject to future tax audits in various jurisdictions, which may seriously harm our business.

We operate in multiple jurisdictions, are taxed pursuant to the tax laws of each of these jurisdictions and may be subject to future tax audits in each of these jurisdictions. Because we have substantial operations in a number of locations worldwide, tax authorities in various jurisdictions may raise questions concerning matters such as transfer pricing, whether revenues or expenses should be attributed to particular countries, the presence or absence of permanent establishments in particular countries and similar matters. In addition, we have engaged in a number of material restructuring transactions in various jurisdictions, including in the

Acquisition Transaction, and the tax positions we have adopted in connection with these restructuring transactions may be subject to challenge. While we have contractual rights to indemnification in respect of certain taxable periods ending on or before the date of the Acquisition Transaction, such indemnity protection does not address all potential tax risks that may arise from such taxable periods, and we cannot assure you that we would be successful in collecting on an indemnification claim if such tax matters were to arise. Accordingly, a material assessment by a tax authority in any jurisdiction could require that we make significant cash payments without reimbursement. If this were to occur, our business may be seriously harmed.

Failure to comply with other laws and governmental regulations may seriously harm our business.

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. We are also subject to a variety of federal, state and foreign employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act and other laws and regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, anti-discrimination and termination of employment.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, fines, damages, civil and criminal penalties or injunctions. In certain of these instances the former employee has brought legal proceedings against us, and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay damages, which may include punitive damages, attorneys’ fees and costs.

As a result, noncompliance or any related enforcement or civil actions could result in governmental sanctions and possible civil or criminal litigation, which could seriously harm our business and result in a significant diversion of management’s attention and resources.

Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences that may seriously harm our business.

Our gear is manufactured and/or assembled in China, Taiwan, where we maintain a manufacturing facility, countries in Southeast Asia and the United Kingdom and we sell our gear in many countries outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control, or OFAC.

While we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with U.S. trade control laws, our employees or agents may engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption or trade controls laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may seriously harm our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

We will incur significant expenses as a result of being a public company, which will negatively impact our financial performance.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the U.S. Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the stock exchange on which our securities are listed to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say-on-pay” voting requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs. If these requirements divert the attention of our management and personnel from other business concerns, they could seriously harm our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our gear. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal controls over financial reporting. We may not complete needed improvements to our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock and your investment.

We are subject to the rules and regulations established from time to time by the Securities and Exchange Commission, or SEC, and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting by the time our annual report for the year ending December 31, 2021 is due and thereafter, which will require us to document and make significant changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K to be filed in 2022. As a result, we will be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems to make such improvements and to hire additional personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal controls over financial reporting, or if we identify or fail to remediate material weaknesses in our internal controls such as those described more fully below, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and may seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From July 1, 2020 through September 30, 2020, we sold and issued the following unregistered securities:

1)	We sold an aggregate of 56,000 shares of common stock to employees for cash consideration in the aggregate amount of $259,000 upon the exercise of stock options.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act as stated above.

Use of Proceeds

On September 22, 2020, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-248247), as amended, filed in connection with our initial public offering. On September 25, 2020, we completed our initial public offering (“IPO”).

In connection with the IPO, we sold 7,500,000 shares of common stock at $17.00 per share, resulting in proceeds of $118.6 million, net of the underwriting discounts and commissions and before offering costs. In connection with the IPO, certain stockholders sold 6,500,000 shares of common stock at $17.00 per share. Subsequent to the IPO, certain stockholders further sold 1,135,375 shares pursuant to the underwriters’ exercise of their option to purchase additional shares. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Goldman Sachs & Co. LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters for our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in the related prospectus dated September 22, 2020, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/14/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.				X

10.1	Form of Indemnification Agreement to be entered into between Corsair Gaming, Inc. and each of its directors and executive officers.	S-1	10.1	08/21/2020

10.2#	Corsair Gaming, Inc. Equity Incentive Program.	S-1/A	4.2	09/18/2020

10.2(a)#	Form of Unit Award Agreement (U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program.	S-1	10.2(a)	08/21/2020

10.2(b)#	Form of Unit Award Agreement (Non-U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program.	S-1	10.2(b)	08/21/2020

10.3#	2020 Incentive Award Plan.				X

10.3(a)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	10.3(a)	09/14/2020

10.3(b)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	10.3(b)	09/14/2020

10.3(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	10.3(c)	09/14/2020

10.4#	2020 Employee Stock Purchase Plan.				X

10.5#	Severance Letter Agreement, dated as July 1, 2010, by and among Corsair Memory, Inc. and Andy Paul	S-1	10.8(a)	08/21/2020

10.6#	Offer Letter Agreement, dated October 17, 2019, by and among Corsair Gaming Inc., and Michael Potter.	S-1	10.10	08/21/2020

10.7	Amendment No. 6 to First Lien Credit and Guaranty Agreement.	8-K	10.1	10/01/2020

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a‑14(b).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicated management contract or compensatory plan.
*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Corsair Gaming, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: November 10, 2020	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer, Treasurer (Principal Financial Officer)

Date: November 10, 2020	By:	/s/ Gregg A. Lakritz
Gregg A. Lakritz Vice President, Corporate Controller
(Principal Accounting Officer)