Form 10-K
period 2020-12-31
Corsair Gaming, Inc.
filed 2021-03-11
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39533

Corsair Gaming, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2335306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47100 Bayside Pkwy

Fremont, CA 94538

(Address of principal executive offices and zip code)

(510) 657-8747

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CRSR	The Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of February 26, 2021, 91.9 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2020, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Annual Report and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases to identify the forward-looking statements.

The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including, for example, the COVID-19 pandemic. We believe that these factors include but are not limited to those described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

PART I

Item 1. Business.

Overview

Corsair Gaming, Inc. (also referred to in this document as “Corsair,” “we,” the “company,” or the “registrant”) is a leading global provider and innovator of high-performance gear for gamers and content creators. Our industry-leading gaming gear helps digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming gear enables creators to produce studio-quality content to share with friends or to broadcast to millions of fans. We design and sell high-performance gaming and streaming peripherals, components and systems to enthusiasts globally.

We have served the market for over two decades and many of our products maintain a number one U.S. market share position, according to data from NPD Group and internal estimates. We have built a passionate base of loyal customers due to our brand authenticity and reputation as a provider of innovative and finely engineered products that deliver an uncompromising level of performance.

Our solution is the most complete suite of gear among our major competitors and addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and Elgato’s streaming suite for content creators. These software platforms provide unified, intuitive performance, and aesthetic control and customization across their respective product families. We group our products into two categories (segments):

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear including capture cards, Stream Decks, USB microphones, studio accessories and EpocCam software, as well as coaching and training services, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

CORSAIR
elgato
ORIGIN
SCUF GAMING
STUDIO ACCESSORIES
CAM LINK
CPU COOLER
MEMORY
COMPONENT ACCESSORIES
SSD
CAPTURE CARD
FANS
POWER SUPPLY
HID ACCESSORIES
EXTERNAL CAPTURE CARD
MICROPHONE
HEADSET
STREAM DECK
CUSTOM COOLING
CASE
MOUSE
MOUSEPAD
KEYBOARD
SCUF CONTROLLER

We believe our brand, scale and global reach provide significant competitive advantages and will allow us to continue to capture a growing share of the rapidly expanding gaming and streaming market, estimated at over $36 billion in 2019 by Jon Peddie Research. We intend to continue to grow by offering market-leading gear to gamers and content creators, expanding the breadth of our product suite to meet the needs of our customers, growing our worldwide market share, continuing to invest in marketing, product innovation and sales, and selectively pursuing accretive acquisitions.

We leverage our scale and operational expertise to acquire and integrate complementary brands and businesses into our portfolio, completing six acquisitions since 2018. The 2018 acquisition of Elgato allowed us to enter the streaming gear market, the 2019 acquisition of Origin PC allowed us to offer custom-built gaming PCs, and the 2019 acquisition of SCUF Gaming allowed us to enter the console gear market with a leading brand of controllers. In 2020, we acquired EpocCam to enhance the Elgato streaming camera software offering, and Gamer Sensei to offer gaming coaching services to the wide audience of gamers looking to improve their skills. In February 2021, we acquired Visuals by Impulse to provide creative services to streamers looking to professionalize the look of their broadcast.

Our Industry

Since traditional arcade games of the 1970s, gaming has evolved into the mainstream and taken a central place in the global entertainment landscape. There were an estimated 2.8 billion gamers worldwide across all devices spending more than $174 billion on games in 2020, an amount which has grown at a 12.2% compound annual growth rate over the last two years, according to Newzoo. According to Activate Research, gaming today represents approximately 11% of all American consumer internet and media activity, surpassing activities such as social media and messaging.

There are a number of drivers we believe will continue to fuel the gaming market’s expansion. Technology continues to improve game quality. There is increasing availability and variety of high quality, interactive game content as game publishers use cutting-edge game development engines to rapidly create graphically sophisticated and engaging virtual worlds, many of which can support massive multiplayer experiences. Audiences are progressively engaging more with gaming content across platforms, with 71% of millennial gamers in the United States watching gaming video content on platforms like YouTube and Twitch for an average of almost six hours per week, according to a 2019 survey by Nielsen. Finally, there are decreasing barriers to gaming, where according to Newzoo, in 2020, there were 2.6 billion gamers using mobile devices, and the console and PC platforms represent a natural upgrade path for those seeking a more immersive or competitive gaming environment.

In parallel, digital content creation today has democratized, with content sharing, video-first communication and voice-chat being the norm among creators, viewers and gamers. Gaming content creation and streaming is now ubiquitous, with over 40 million active gaming channels on YouTube in 2020 and over 27 billion live streaming hours watched across Twitch, Mixer, YouTube Gaming and Facebook Gaming in 2020. The proliferation of gaming content is attracting new gamers and increasing the performance focus of existing gamers. Beyond success in gaming, applications for streaming gear are proliferating across use cases including podcasting, video blogging, interactive fitness, remote learning, and work-from-home, among others. While emerging, these applications represent a promising avenue for continued expansion of the streaming gear market opportunity.

We believe that the growth in gaming and streaming has enhanced demand for our gear by inspiring gamers and creators to reach for the next level of performance and content quality. Competitive gaming rewards speed, precision and reliability. As in other sports, specialized high-performance gear such as gaming mice, keyboards, headsets and performance controllers allow digital athletes to perform at their best. Modern games also require significant processing power to render high-resolution graphics, and reward the speed and precision of user inputs, driving demand for powerful gaming components and systems. Further, in a world where the ability to create content is democratized and competition for viewer engagement is greater than ever, content creators, particularly streamers, are increasingly seeking ways to maximize the quality of their video capture and broadcasting, which requires specialized high-performance gear.

Competitive gamer performance needs are being met with specialized gear, such as ultra-precise optical sensors in gaming mice, very low actuation distances in gaming keyboard switches, customizable rear paddles on performance controllers, liquid cooling solutions for high-performance processors and overclocked DRAM modules to process graphically complex games. Similarly, the broadcast quality expected of streamers has increased significantly and a traditional webcam does not produce the professional quality audiences expect of content. Dedicated capture cards are required to record and broadcast video at high resolution, high fidelity microphones are required to ensure clear sound quality, studio lighting and green screens improve production quality, and dedicated software is required to integrate gear and optimize the streaming experience, preventing lag and fidelity loss. Further, gamers striving for peak performance have heightened requirements for ergonomics and durability, and gamers and streamers often wish to express their personal style or brand with their choice of gear, including a range of appealing design options and opportunities for customization. Finally, gear integration has become an important feature, where gamers and streamers need all of their gear to integrate harmoniously and need the ability to fine-tune that gear, which we believe is an experience best delivered with a software platform that seamlessly integrates and unifies control across devices. Our two proprietary software ecosystems cover the broadest range of gaming peripherals, components and streaming gear and are unmatched by anything else in the market.

Our Market Opportunity

The global gaming PC and streaming gear markets, including peripherals, components and prebuilt PCs and laptops specifically designed for PC gaming, totaled approximately $36 billion in 2019, according to Jon Peddie Research.

In 2019, there were an estimated 524 million PC gamers worldwide, comprising committed, competitive and casual PC gamers. Approximately 94 million of these gamers spent over $1,000 on their gaming PC systems. These gamers, comprising committed and competitive PC gamers, represented approximately $30 billion of the global gaming PC gear market. Further, approximately 27 million of these gamers, comprising committed PC gamers, spent over $1,800 on their gaming PC systems, representing $18 billion of the global gaming PC gear market. Globally, committed, competitive and casual gamers are estimated to have each spent on average $651, $179 and $14, respectively, on gaming PC gear in 2019. 51% of the PC gaming market comprises of machines in the $1,800+ category. The United States is a major market for PC Gaming, with an estimated 145 million PC gamers in 2020, according to Newzoo.

Our gaming components products are targeted at consumers who build their own PCs. According to DFC Intelligence, these “DIY” PC gamers spent $953 on average in 2019, representing 46% of global spending on gaming PCs, and this market has grown at a 14% compounded annual growth rate from 2012 to 2019.

There were an estimated 825 million console gamers globally in 2020, according to Newzoo, driving demand for gaming console gear including controllers and console headsets. In addition, there were over 40 million active gaming channels on YouTube alone in 2020 and millions more active streamers across Twitch, Facebook Gaming, Huya and DouYu, driving purchases of dedicated content creation and streaming gear.

As gaming and streaming continue to expand in the mainstream, casual gamers increasingly aspire to emulate committed gamers and amateur streamers increasingly seek to improve their production quality. We expect this will bring new customers into the gaming and streaming gear market and push existing customers to improve their performance and content quality, in part through related gear spending.

Our Market Leadership

Our focus on gamers and content creators, and our dedication to providing them with integrated high-performance gear have earned us a number one U.S. market share position in many of our key product lines according to internal estimates and data from the NPD Group representing market share based on the trailing twelve months ending December 2020.

CORSAIR	Logitech	Razer	Kingston/ HyperX	Microsoft	Crucial	Cooler Master	EVGA	NZXT	Seasonic
Gamer and Creator Peripherals	Keyboards	2nd	●	●	●			●	●		
	Mice	3rd	●	●	●			●	●		
	Headsets	4th	●	●	●			●			
	Streaming Peripherals	2nd	●	●							
	Performance Controllers	2nd	●			●					
Gaming Components and Systems	Memory	1st			●		●				
	Cases	2nd						●	●	●	
	Power Supply Units	1st						●	●	●	●
	Cooling Solutions	1st						●	●	●	

Total U.S Market Share Based on NPD Group (Keyboards, Mice, Headsets, Memory, Cases, Power Supply Units, Cooling Solutions)

Total U.S Market Share Based on Management Estimates (Streaming Peripherals, Performance Controllers)

● Indicates Offering in Product Category

We maintain our market leadership by staying true to the following principles:

•

We practice a gamer- and creator-centric design philosophy. Gamers look for gaming gear to play the most sophisticated games at the highest performance levels, while being able to customize such gear for differentiated control and style. Similarly, content creators seek gear that delivers exceptional production quality while remaining low in complexity, so they can focus on maximizing creativity. We continue to update and improve our gear on a regular basis to address the changing needs of gamers and content creators.

•

We prioritize high performance and professional quality. Our gaming and streaming gear meets our customers’ demanding requirements and features highly differentiated characteristics, including gaming precision and speed, live streaming quality and user experience, gaming PC performance, durability and ergonomics.

Our Competitive Strengths

We are a leading global provider and innovator of high-performance gaming gear. We believe that we have a strong position in our target market, which consists of gamer and creator peripherals, and gaming components and systems markets, as a result of the following competitive strengths:

•

Leading brand recognition for performance drives strong customer loyalty. Since our founding in 1994, we have shipped more than 208 million gaming and streaming products as of December 31, 2020 and actively nurtured a passionate and engaged global customer base by maintaining a long history of delivering innovative, finely engineered products that have expanded the frontiers of gaming performance. As a result, we believe we have established ourselves as a leading brand among gaming enthusiasts and streamers, many of whom are active and prominent in eSports and act as ambassadors for our branded gear.

•

Differentiated, gamer and streamer-centric R&D engine focused on delivering a broad portfolio of high-performing gear. We are an innovation-driven company with a rigorous development process designed to consistently deliver high-performance and quality gaming and streaming gear to the market. Our focus on innovation and performance has also earned us significant industry recognition.

•

Differentiated software-driven ecosystem. Since our inception, we have concentrated our efforts on helping gamers succeed, which has led us to develop what we believe to be the most complete ecosystem of high-performance gaming gear in the market, which is connected through our iCUE software. We have applied the same ethos to our product development for streaming gear, developing a suite of streaming software under our Elgato brand that help streamers optimize their gear and maximize content quality.

•

Global sales and distribution network. As a global company, we have developed a comprehensive worldwide marketing and distribution network. In this network, we have established a multichannel sales model and have long-standing relationships with key distributors and retailers globally, as well as direct-to-consumer sales channels. We currently ship to more than 75 countries across six continents, with our gear being sold at leading retailers including Amazon, Best Buy, JD.com, MediaMarkt and Walmart. In 2020, sales to the Americas, EMEA and Asia Pacific represented 45.5%, 36.7% and 17.8%, respectively, of net revenue.

•

Management team of visionary leaders with deep industry experience and proven ability to execute. We have a strong management team of experienced and talented executives with a track record of execution and deep industry knowledge.

Our Growth Strategy

We intend to grow our business by increasing value to our customers, expanding our market opportunity and further differentiating ourselves from competitors. Key components of our strategy include:

•

Advance as the global leader in high-performance gaming and streaming gear. The gaming and streaming gear category is benefiting from the growing popularity of competitive gaming and streaming, which are driving an increase in gaming and streaming participants as well as spend per participant on high-performance gear. We believe our brand name, high-performance gear and market position will allow us to capture a large share of this market growth and we intend to continue to make significant marketing investments in leading streamers, social media influencers and eSports teams.

•

Continue to develop innovative, market-leading gaming and streaming gear. We intend to prioritize investment in creating innovative gaming and streaming gear and related software to enhance the customer experience by delivering cutting-edge technology. We have an exceptional engineering team, with approximately 25% of employees and contractors working on software solutions. We believe this strong bench of engineering expertise has helped us introduce 40 different products to the market across our categories in 2020, 36 in 2019 and 33 in 2018.

•

Expand into new gear and services that grow our market opportunity. Since our inception, we have successfully entered a number of new gear categories, including gaming PC peripherals, streaming accessories, console controllers, and prebuilt and gaming PCs and laptops. As the gaming and content creation landscape continues to evolve, we intend to continue to introduce new products and services to address our customers’ new and changing needs, and to grow our market opportunity.

•

Leverage our software platforms to sell more gear to existing customers. Our software platforms integrate and enhance our ecosystem of gaming and streaming gear, which drives customer loyalty and allows us to successfully sell additional gear to existing customers.

•

Strengthen relationships with end-users by increasing direct-to-consumer sales. Through our acquisitions of Origin and SCUF in 2019, we acquired two companies whose sales are primarily generated through direct-to-consumer channels. Our acquisitions of Gamer Sensei in 2020 and Visuals by Impulse in January 2021, both of which have recurring service revenue streams, engage directly with our customer base across our brands. While sales from this channel are a relatively small contributor to our revenue today, we believe direct-to-consumer sales represent a significant avenue to drive growth by facilitating increased market penetration across our product categories.

•

Continue to grow market share globally. As a globally recognized brand, we have a footprint that reaches customers in more than 75 countries. We will continue to invest in enhancing our sales and distribution infrastructure to expand our leadership position in the Americas and Europe. In the gaming peripherals market, we have increased our U.S. market share from 5.0% in December 2013 to 15.5% in December 2020 on a trailing twelve month basis, according to NPD Group. We are a clear market leader in the gaming PC components market. According to NPD Group, we have increased our U.S. market share from 26.2% in December 2015 to 40.7% in December 2020 on a trailing twelve month basis. Additionally, for the twelve months ended December 2020, we had number two U.S. market share in gaming computer cases with an 18% market share, and number one U.S. market share in cooling solutions with a 48% market share, PSUs with a 37% market share and high-performance memory with a 55% market share. We view the Asia Pacific region as a long-term growth opportunity and recently invested in our local sales force and regional management to build out distributor networks and retail partnerships.

•

Leverage our brand, software integration and superior product quality to support a pricing premium in the gaming PC components category. In the gaming PC components category, our revenue and margins have benefited from higher pricing versus the rest of the market, which we expect to continue as we invest in our brand and product portfolio. Compared to the average non-Corsair product, our computer cases, cooling solutions, PSUs and high-performance memory commanded price premiums of 29%, 54%, 31% and 4%, respectively, in the United States for the twelve months ended December 31, 2020, according to NPD data.

•

Selectively pursue complementary acquisitions. We plan to evaluate, and may pursue acquisitions, such as our acquisitions of Elgato, Origin, SCUF, EpocCam, Gamer Sensei and Visuals by Impulse, which we believe strengthen our capabilities in existing segments as well as diversify our product offerings, broaden our end-user base or expand our geographic presence.

Our Solutions

We design our high-performance gear to address the needs of gamers and content creators. To help our customers perform at their peak, whether in game or on camera, we have developed the industry’s most complete integrated ecosystem of gamer and creator peripherals and gaming components and systems. We have a diversified product portfolio, with 25 primary product lines.

•

Gamer and creator peripherals. Our gamer and creator peripherals seek to provide the fastest, highest fidelity, and most seamless interface between digital athletes and their game, and content creators and their viewers. Our solutions include our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear including capture cards, Stream Decks, USB microphones, studio accessories, and EpocCam software, as well as coaching and training services, among others.

•

Gaming components and systems. We develop and sell high-performance gaming components to help gamers build their own custom gaming PCs. We also develop and sell complete high-performance gaming systems using our gaming components. Our prebuilt systems and user-built systems are designed to deliver maximum performance, all the while providing our customers the design aesthetic and customizability they demand. Our solutions include our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

•

PC Gaming Software. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and Elgato’s streaming suite for content creators. These software platforms provide unified, intuitive performance, and aesthetic control and customization across their respective product families.

Our iCUE software platform powers the full range of our gear from a single intuitive interface, providing advanced performance tuning, user customization and system monitoring. By enabling our customers to fine tune the response of our gaming gear to maximize performance and match their personal preferences and styles of play, we believe that iCUE provides a distinct competitive advantage.

 Product Development

Our product development efforts focus on broadening our portfolio with innovative, value-added products that provide gamers with more immersive experiences. This process begins with the initial market analysis and product definition phase, where we use deep knowledge of consumer preferences and feedback to decide the exact specifications of new products desired by our end-users.

We then leverage third-party manufacturers and, in some cases, engineering and design firms to help us design, prototype and fabricate our products. We select these third-party partners through a comprehensive selection process and subject them to rigorous quality controls. We perform extensive in-house testing of our products with the latest CPUs and GPUs to ensure optimal performance and compatibility of our products with the most advanced hardware. Our rigorous product development and testing is designed to give us the ability to meet the needs of our end-users consistently with well-designed, high-performance and reliable products.

Marketing

Our marketing efforts are designed to enhance the Corsair, Elgato, Origin and SCUF brand names, to help us acquire new customers and to increase sales from our existing customers. We have structured our marketing organization to achieve both product- and geography-specific coverage. In addition, our marketing personnel regularly meets with other key industry suppliers such as Intel, AMD, NVIDIA and Asus, in order to ensure that our product development efforts appropriately address the needs of their new products and also to discuss trends and changes in the computer technology market.

We build awareness of our products and brand through advertising campaigns, public relations efforts, marketing development funds and other financial incentives provided to retailers to promote our products, end-user rebates, online social media outreach, online and in-store promotions and merchandising, our website and other efforts. We believe that our products and brand have also benefited from social media influencers, customer referrals and positive product reviews. We also invest in sponsorships and partnerships with eSports events, leagues teams and streaming influencers.

We benefit from an active computer gaming community whose members communicate with each other through various online social media such as forums, blogs and social networks, including Facebook, Twitter and YouTube. In addition to forums hosted by third-party domains, we host Corsair-branded forums that are accessible via our website. We actively participate in this community, enabling us to communicate directly with our end customers. Finally, we regularly publish technical and editorial content through various online and print channels and participate in industry trade shows, gaming competitions and other consumer-facing events that provide us with the opportunity to demonstrate our products.

Sales and Distribution

Our gear is purchased by gaming enthusiasts worldwide through either our e-tail and retail channel or our direct-to-consumer channel. In our e-tail and retail channel, we distribute our gear either directly to our reseller or through key distributors. While we historically have sold our gear directly to consumers through our website, following our acquisitions of Origin and SCUF Gaming in 2019, the volume of direct-to-consumer sales has increased as both of these companies primarily generated sales through direct-to-consumer channels. We believe direct-to-consumer sales represent a significant avenue to drive growth by facilitating increased market penetration across our product categories.

We have divided our sales organization into four major regions—Europe (including the Middle East and North Africa), North America, Latin America and Asia Pacific (including South Africa)—and we have local language-speaking sales representatives in the countries that, in the aggregate, generate the majority of our net revenue. We ship our products directly to approximately 50 retailers and over 160 distributors and, through distributors, supply our products to thousands of smaller online and brick-and-mortar retailers.

Our direct sales force supports leading online retailers, including Amazon and Newegg in North America; Amazon, Komplett, Mindfactory, LDLC and Scan in Europe; and JD, Tmall, Amazon and PC Case Gear in the Asia Pacific region. We also have sales relationships with leading brick-and-mortar retailers, including Best Buy and Micro Center in North America and Mediamarkt, Boulanger, Elkjop, Fnac and Dixons in Europe. A small portion of our net revenue is from sales directly to original equipment manufacturers that manufacture gaming PCs. Our distributors sell our products primarily to online and brick-and-mortar retailers and to specialist and gaming system integrators and value-added resellers. Our major distributors are Ingram Micro and D&H in North America; S&K, Exertis and Littlebit in Europe; and Synnex Australia, Leader, ASK and Links in the Asia Pacific region.

In 2020, 2019 and 2018, Amazon accounted for more than 10% of our net revenue, at 24.6%, 25.1% and 22.4%, respectively.

Production and Operations

We believe we have developed a global, scalable production and operations infrastructure that allows us to deliver our products cost-effectively and in a timely manner. We operate a facility in Taiwan where we assemble, test, package and ultimately supply nearly all of our DRAM modules and a significant portion of our liquid cooling products and prebuilt gaming systems. We also assemble, test, package and ultimately supply our custom-built PCs in our U.S. facility, and our customized gaming controllers in our U.S. and U.K. facilities. All of the other gear we sell is produced at factories operated by third parties located in China, Taiwan and countries in Southeast Asia. In some regions, we also outsource storage and shipping to third-party logistics providers around the world.

Production of most of our high-speed DRAM modules involves testing and speed sorting of both DRAM ICs and modules and retail packing in our facility in Taoyuan, Taiwan. Our ability to test and sort DRAM modules efficiently enables us to grade them and offer high-performance DRAM modules at higher price points. For standard speed DRAM modules, we also procure assembled modules from approved subcontractors and then test and package them in our Taiwan facility.

In addition to our production capabilities, our corporate planning process places particular emphasis on driving efficiencies in demand forecasting, supply chain planning, procurement cycle time, freight costs and inventory management. Our goal of limiting the time DRAM modules are held in our inventory to a few weeks helps mitigate any impact that this volatility may have on our gross margins. Furthermore, given the products we sell and the global nature of our business, freight costs can have a significant impact on our expenses. Because of this, we have developed a sophisticated forecasting and planning process designed to reduce the cost of transporting our products to our regional distribution hubs and finally, to our customers.

Backlog

Sales of our products are generally made pursuant to purchase orders and customers typically do not enter into long-term purchase agreements or commitments with us. Customer purchase orders typically call for product shipment within a few weeks, except for DRAM modules orders that are typically requested in a few days. Consequently, we do not believe that our order backlog as of any particular date is material or a reliable indicator of sales for any future period.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and the spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs and GPUs, which usually take place in the second calendar quarter and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarter due to seasonal sales such as “Black Friday,” “Cyber Monday” and “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. We expect these seasonality trends to continue.

Competition

We face intense competition in the markets for all of our products. We operate in markets that are characterized by rapid technological change, constant price pressure, rapid product obsolescence, evolving industry standards and new demands for features and performance. We experience aggressive price competition and other promotional activities by competitors, including in response to declines in consumer demand and excess product supply or as competitors seek to gain market share.

We believe that the principal competitive factors that affect customer preferences include brand awareness, reputation, breadth and depth of product offering, product performance and quality, design and aesthetics, price, user experience, online product reviews and other value propositions. We believe we compete favorably based on these factors.

In recent years, we have added new product categories and we intend to introduce new product categories in the future. To the extent we are successful in adding new product categories, we will confront new competitors, many of which may have more experience, better known brands and greater distribution capabilities in the new product categories and markets than we do. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies. Many of our current and potential competitors, some of which are large, multi-national businesses, have substantially greater financial, technical, sales, marketing, personnel and other resources and greater brand recognition than we have. Our competitors may be in a strong position to respond quickly to new technologies and may be able to design, develop, market, and sell their products more effectively than we can. In addition, some of our competitors are small or mid-sized specialty companies, which may enable them to react to changes in industry trends or consumer preferences or to introduce new or innovative products more quickly than we can. As a result, our product development efforts may not be successful or result in market acceptance of our products.

Our ability to compete successfully is fundamental to our success in existing and new markets. If we do not compete effectively, demand for our products could decline, our net revenues and gross margin could decrease and we could lose market share, which could seriously harm our business, results of operations and financial condition.

Intellectual Property

We consider the Corsair brand to be among our most valuable assets. We also consider the Elgato, Origin, and SCUF brands; proprietary technology brands such as iCUE and Slipstream; and major product family brands such as Corsair ONE, Dark Core, Dominator, Glaive, Harpoon, Ironclaw, K70, Nightsword, Scimitar, Vengeance, and Void to be important to our business. Our future success depends to a large degree upon our ability to defend the Corsair brand and its associated sub-brands from infringement and, to a limited extent, to protect our other intellectual property. We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as non-disclosure terms to protect our intellectual property.

As of January 14, 2021, our patent portfolio consisted of 331 patents, for which we had 238 patents registrations globally, including utility, invention, utility model and design patents, and 93 pending applications globally. As of December 31, 2020, our trademark portfolio consisted of 495 trademarks, for which we had 471 registrations globally including the European Union and with the World Intellectual Property Organization, or WIPO, and 24 pending applications for registrations globally including the European Union and with the WIPO.

The expansion of our business has required us to protect our trademarks, domain names, copyrights, and patents and, to the extent that we expand our business into new geographic areas, we may be required to protect our trademarks, domain names, copyrights, patents and other intellectual property in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation. If we are unable to protect our trademarks, domain names, copyrights, patents, and other intellectual property rights, or prevent third parties from infringing upon them, our business may be adversely affected, perhaps materially. For additional information, see “Risk Factors—Risks Related to our Business—Our future success depends to a large degree upon our ability to defend the Corsair brand and product family brands such as SCUF, Vengeance, K70, Elgato and iCUE from infringement and, if we are unable to protect our brand and other intellectual property, our business may be seriously harmed.” We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as non-disclosure terms to protect our intellectual property. Companies in the technology industry are frequently subject to litigation or disputes based on allegations of infringement or other violations of intellectual property rights. See “Risk Factors—Risks Related to our Business—We are, have in the past been, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could require us to pay damages or royalties and could limit our ability to use certain technologies in the future.”

Environmental Matters

Our operations, properties and products are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. We believe, based on current information that we are in material compliance with environmental laws and regulations applicable to us. However, our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our products, could cause us to incur substantial costs, including clean-up costs, personal injury and property damage claims, fines and penalties, costs to redesign our products or upgrade our facilities and legal costs, or require us to curtail our operations, any of which could seriously harm our business.

Employees and Human Capital Resources

As of December 31, 2020, we had a total of 2,411 employees, including temporary employees and dedicated sales and software developer contractors. None of our employees is currently represented by a labor union or is covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

We incorporated in Delaware in 2017 as EagleTree-Carbide Acquisition Corp. and we changed our name to Corsair Gaming, Inc. in 2018. We completed the initial public offering, or the IPO, of our common stock in September 2020 and our common stock is listed on the Nasdaq Global Select Market under the symbol “CRSR.” Our principal executive offices are located at 47100 Bayside Pkwy, Fremont, California 94538, and our telephone number is (510) 657-8747.

Reorganization

On September 15, 2020, a corporate reorganization, or the Reorganization, was consummated whereby the Company now owns directly and indirectly all of the operating subsidiaries and assets of Corsair that had been owned by Corsair Group (Cayman), LP, or the Parent, and Corsair Group (US), LLC, a minority interest holder. The Parent is a limited partnership domiciled in the Cayman Islands. The Parent and Corsair Group (US), LLC are under common control of the affiliates of EagleTree Capital, LP, a private equity investment firm. Prior to the Reorganization, the North American and international operations of the Company were conducted by certain operating subsidiaries held by separate entities, Corsair Gaming, Inc. and Corsair Holdings (Lux) S.à r.l., or Corsair Luxco, respectively, each of which was substantially owned by and under common control of the Parent.

 Acquisition Transaction

On August 28, 2017, EagleTree consummated the purchase of the shares of the subsidiaries of Corsair Components (Cayman) Ltd., or Predecessor, for aggregate consideration of approximately $550 million, or the Acquisition Transaction. In the Acquisition Transaction, Corsair Gaming, Inc. acquired the interests of the operating subsidiaries conducting our North American operations and Corsair Luxco indirectly acquired the operating subsidiaries conducting our international operations. Corsair Components (Cayman) Ltd. is our Predecessor for financial reporting purposes.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at www.corsair.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

Information about Our Executive Officers

Corsair’s executive officers as of March 11, 2021 are as follows:

Name	Age	Position(s)

Andrew J. Paul	63	Chief Executive Officer and Director
Michael G. Potter	54	Chief Financial Officer
Thi L. La	55	President and Chief Operating Officer
Bertrand Chevalier	49	Executive Vice President, Gaming
Gregg A. Lakritz	59	Vice President, Corporate Controller

Andrew J. Paul co-founded Corsair in 1994. He has served as our Chief Executive Officer and President since 1994 and we appointed Mr. Paul to our board of directors in September 2018. Previously, Mr. Paul served as President of the Multichip Division at Cypress Semiconductor Corporation, a provider of semiconductor devices. Mr. Paul also founded Multichip Technology, Inc., a provider of high-performance memory modules and electronics in 1987, and the business was sold to Cypress Semiconductor Corporation in 1993. Prior to that, he worked as a marketing manager at Integrated Device Technology, Inc. and in several sales and marketing positions at Fairchild Semiconductor Incorporated. Mr. Paul holds a B.Sc. (Hons) in Physics from The City University, London, England.

Michael G. Potter has served as our Chief Financial Officer since November 2019. Previously, Mr. Potter worked as a business consultant, including interim Chief Financial Officer work and advising a large pension fund. Prior to that, from July 2011 to May

2016, Mr. Potter was Chief Financial Officer and Chief Legal Officer at Canadian Solar, a company listed on the Nasdaq Exchange. Prior to that, Mr. Potter spent 10 years in the semiconductor industry holding multiple Chief Financial Officer roles at public companies including Lattice Semiconductor Corporation, Neophotonics and STATS ChipPac. Prior to that, Mr. Potter worked for six years at Honeywell in various financing and accounting positions, and at KPMG in Montreal as an auditor. Mr. Potter is a member of the board of Cordelio Power, Inc. and serves as the chair of its audit committee. Mr. Potter is a Chartered Professional Accountant (CPA), CA. He received a Graduate Diploma of Public Accountancy from McGill University, and a BComm in Accounting from Concordia University.

Thi L. La has served as our President since January 2021 and as our Chief Operating Officer since August 2013. From May 2010 to August 2013, Ms. La served as our Senior Vice President and General Manager of our gaming PC component unit. Previously, from April 2008 to July 2010, she served as the Vice President of Global Operations and Information Technology at Opnext, Inc., a designer and manufacturer of optical gaming, modules and subsystems for communications uses. From 1997 to 2008, she held various positions at HP, including Director of Consumer Desktop PC, Display and Accessories for North America. Ms. La holds a B.S. in Electrical Engineering from San Jose State University.

Bertrand Chevalier has served as our Executive Vice President, Gaming since January 2021. Previously, Mr. Chevalier served as our Chief Sales Officer from August 2020 to January 2021 and our Senior Vice President, Worldwide Sales from January 2014 to August 2020. From September 2013 to December 2013, he served as our Vice President of Marketing, from January 2012 to August 2013 he served as our Senior Director of Product Marketing, and from May 2010 to January 2012 he served as our Director of Channel Marketing. Previously, from December 1995 to May 2010, he held various positions at Hewlett Packard, Inc., including Senior Operations & Supply Chain Manager. Mr. Chevalier holds a Master of Engineering from Institut Catholique d’Arts et Métiers.

Gregg A. Lakritz has served as our Vice President, Corporate Controller since November 2017. From July 2017 to October 2017, Mr. Lakritz served as a Senior Strategic Consultant at Trimble Inc., or Trimble. From September 2011 to June 2017 he worked at Harmonic Inc., a publicly traded company which sells high-performance video software and cable access solutions, where he served initially as the Vice President and Corporate Controller from September 2011 to December 2014, and then as Chief Accounting Officer, Vice President and Corporate Controller. Previously, Mr. Lakritz also served as a Corporate Controller at Trimble, from October 2005 to September 2011. Mr. Lakritz is a Certified Public Accountant and he earned a B.A. in Accounting from the University of Wisconsin-Milwaukee and an M.B.A. from the University of Wisconsin-Madison.

Item 1A.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

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
•

We are a “controlled company” within the meaning of the Nasdaq Global Select Market, rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Risk Factors

Our business involves significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K such as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined consolidated financial statements and related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. In such event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report. Unless otherwise indicated, references to our business being seriously harmed in these risk factors and elsewhere will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects.

Risks Related to Our Business

Our competitive position and success in the market depend to a significant degree upon our ability to build and maintain the strength of our brands among gaming enthusiasts and streamers, and any failure to build and maintain our brands may seriously harm our business.

We regard our brands as a valuable asset, and we consider it essential to both maintaining and strengthening our brands that we be perceived by current and prospective customers as a leading supplier of cutting-edge, high-performance gear for gaming and streaming. This requires that we constantly innovate by introducing new and enhanced gear that achieves significant levels of acceptance among gamers. We also need to continue to invest in, and devote substantial resources to, advertising, marketing and other efforts to create and maintain brand recognition and loyalty among our retailer customers, distributors and gamers. However, product development, marketing and other brand promotion activities may not yield increased net revenue and, even if they do, any increased net revenue may not offset the expenses incurred in building our brands. Further, certain marketing efforts such as sponsorship of eSports athletes, content creators or events could become prohibitively expensive, and as a result these marketing initiatives may no longer be feasible.

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

The gear we sell, which includes gamer and creator peripherals and gaming components and systems, is characterized by short product life cycles, frequent new product introductions, rapidly changing technology and evolving industry standards. In addition, average selling prices of some of our gear tend to decline as the gear matures, and we expect this trend to continue. As a result, we must continually anticipate and respond to changing gamer requirements, innovate in our current and emerging categories of gear, introduce new gear and enhance existing gear in a timely and efficient manner in order to remain competitive and execute our growth strategy.

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

In addition, we implemented a work from home policy for many of our employees as a result of the COVID-19 coronavirus outbreak, which may have a substantial impact on attendance, morale and productivity, disrupt access to facilities, equipment, networks, corporate systems, books and records and may add additional expenses and strain on our business. The duration and extent of the impact from the coronavirus outbreak on our business depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees. If our employees are required to work from home for many months, it could ultimately negatively impact new gear and improvements and potentially result in delays or releasing significant updates.

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

We believe that the introduction of more powerful GPUs, CPUs and similar computer hardware that place increased demands on other system components, such as memory, PSUs or cooling, has a significant effect on the demand for our gear. The manufacturers of those products are large, public, independent companies that we do not influence or control. As a result, our business results can be materially affected by the frequency with which new high-performance hardware products are introduced by these independent third parties, whether these products achieve widespread acceptance among gamers and whether additional memory, enhanced PSUs or cooling solutions, new computer cases or other peripheral devices are necessary to support those products. Although we believe that, historically, new generations of high-performance GPUs and CPUs have positively affected the demand for our gear, there can be no assurance that this will be the case in the future. For example, the introduction of a new generation of highly efficient GPUs and CPUs that require less power or that generate less heat than prior generations may reduce the demand for both our power supply units and cooling solutions. In the past, semiconductor and computer hardware companies have typically introduced new products annually, generally in the second calendar quarter, which has tended to drive our sales in the following two quarters. If computer hardware companies do not continue to regularly introduce new and enhanced GPUs, CPUs and other products that place increasing demands on system memory and processing speed, require larger power supply units or cooling solutions or that otherwise drive demand for computer cases and other peripherals, or if gamers do not accept those products, our business may be seriously harmed.

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

•	the rate of growth of PCs and gaming consoles or the migration of gamers to mobile devices and tablets away from PCs, which historically have been the core focus of our business;
•	the continued growth of streaming, including its popularity among fans and aspiring content creators and how it impacts their desire to purchase high-performance gaming and streaming gear;
•	the continued growth of eSports, including its increasing popularity among fans and amateur eSports athletes and how it impacts their desire to purchase high-performance gaming gear;
•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;
•	social perceptions of gaming, especially those related to the impact of gaming on health and social development;
•

the introduction of legislation or other regulatory restrictions on gaming, such as restrictions addressing violence in video games and addiction to video games, also referred to as Gaming Disorder by the World Health Organization;

•	the relative availability and popularity of other forms of entertainment; and
•	changes in consumer demographics, tastes and preferences.

We generate a significant portion of our net revenue from gaming-related gear. As a result, any decline or slowdown in the growth of the gaming industry or the declining popularity of the gaming industry could materially and adversely affect our business. Further, while Newzoo has reported that there were 2.4 billion mobile gamers in 2019, we have no specific plans to attract gamers who use only mobile devices or tablets and we have no plans to develop gear specifically designed for gamers who use mobile devices or tablets. As a result, if gamers migrate to mobile devices or tablets and away from PCs and consoles, our business may be seriously harmed. In addition, there can be no assurance that the active demographics in gaming will continue to buy into and drive the growth in gamer culture and the games industry overall nor can there be any assurance that gaming will expand into new demographics that will drive growth. Further, if gamers’ interest in video games is diminished, this may seriously harm our business.

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

Our performance depends to a significant degree upon the contributions of our management team, particularly Andrew J. Paul, our co-founder, Chief Executive Officer and Director. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. To the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so.

We rely on highly skilled personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel our business may be seriously harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals, particularly our marketing personnel, sales force, electrical engineers, mechanical engineers and computer professionals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow, or our business may contract and we may lose market share. Moreover, certain of our competitors or other technology businesses may seek to hire our employees. There can be no assurance that our stock-based and other compensation will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our common stock does not increase or declines. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed. Further, we also face significant competition for employees, particularly in the San Francisco Bay Area where our headquarters are located, and as a result, skilled employees in this competitive geographic location can often command higher compensation and may be difficult to hire.

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

General economic conditions. Our business may be materially adversely affected by factors relating to global, national and regional economies, including:

•	uncertainty in economic conditions, either globally or in specific countries or regions;
•	fluctuations in currency exchange rates;
•	outbreaks of pandemics, such as the novel coronavirus;

•	the impact of political instability, natural disasters, war and/or events of terrorism;
•	macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending such as may result from the COVID-19 coronavirus outbreak;
•	changes in business cycles that affect the markets in which we sell our gear; and
•	the effect of fluctuations in interest rates on consumer disposable income.

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

We interact with the gaming community in numerous ways, including through the sponsorship of streamers, eSports events, tournaments, eSports athletes and teams. These sponsored events and individuals are associated with our brand and represent our commitment to the gaming community. There can be no assurance that we will be able to maintain our existing relationships with any of our sponsored individuals or teams in the future or that we will be able to attract new highly visible gamers to endorse our gear. Additionally, certain individuals or teams with greater access to capital may increase the cost of certain sponsorships to levels we may choose not to match. If this were to occur, our sponsored individuals, teams or events may terminate their relationships with us and endorse our competitors’ products, and we may be unable to obtain endorsements from other comparable alternatives. In addition, if any of our sponsored individuals or teams become unpopular or engage in activities perceived negatively in the gaming community or more broadly, our sponsorship expenditures could be wasted and our brand reputation could be damaged which, in turn, could seriously harm our business.

DRAM integrated circuits account for most of the cost of producing our DRAM modules and fluctuations in the market price of DRAM integrated circuits may have a material impact on our net revenue and gross profit.

DRAM integrated circuits, or ICs, account for most of the cost of producing our DRAM modules. The market for these ICs is highly competitive and cyclical. Prices of DRAM ICs have historically been subject to volatility over relatively short periods of time due to a number of factors, including imbalances in supply and demand. We expect these fluctuations will recur in the future, which could seriously harm our business. For example, changes in the selling prices of our DRAM modules can have a substantial impact on our net revenue as our performance memory products represents a significant portion of our overall net revenue. In addition, declines in the market price of ICs enable our competitors to lower prices and we will likely be forced to lower our product prices in order to compete effectively which could have an adverse effect on our net revenue. Further, because we carry inventory of DRAM ICs and DRAM modules at our facility in Taiwan, fluctuations in the market price of these ICs can have an effect on our gross margin. For example, declines in the prices of these ICs and their related products have tended to have a negative short-term impact on gross margin of our DRAM modules. In addition, selling prices of our DRAM modules, on the one hand, and market prices of DRAM ICs, on the other hand, may rise or fall at different rates, which may also affect our gross margin. Any of these circumstances could materially adversely affect our net revenue and gross margins.

We use DRAM ICs produced by Samsung, Micron and Hynix in our DRAM modules. We purchase those DRAM ICs, pursuant to purchase orders and not long-term supply contracts, largely from third-party distributors and, to a lesser extent, directly from those manufacturers. According to market share data for DRAM IC manufacturers appearing on the website of DRAM Exchange, a market research firm, Samsung, a manufacturer of DRAM ICs, had an approximately 46% share of the worldwide DRAM IC market for 2017, compared to approximately 29% for Hynix and approximately 21% for Micron in each case for the same period. However, should supply from any of these vendors be limited, there can be no assurance that we would be able to meet our needs by purchasing DRAM ICs produced by other manufacturers or from agents and distributors. Further, there are a limited number of companies capable of producing the high-speed DRAM ICs required for our high-performance DRAM modules, and any inability to procure the requisite quantities and quality of DRAM ICs could reduce our production of DRAM modules and could seriously harm our business.

The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.

The COVID-19 disease has spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. For example, starting in mid-March 2020, the governor of California, where our headquarters are located, issued shelter-in-place orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations.

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

The extent to which the COVID-19 outbreak, including the spread of more contagious and deadly variants, ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

While the extent and duration of the COVID-19 outbreak remains uncertain, the approval and distribution of vaccines could result in the pandemic subsiding in the near term. If and when the pandemic subsides and shelter-in-place and other restrictions are lifted, consumers may start to enjoy activities outside of the home again. If this occurs, demand for our products could decrease. Such a drop in demand could result in a decrease in revenue that would seriously harm our business.

A significant portion of our net revenue is generated by sales of DRAM modules and any significant decrease in the average selling prices of our DRAM modules would seriously harm our business.

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 32.9% and 39.1% of our net revenue in 2020 and 2019, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

In 2020 and 2019, sales to Amazon, accounted for 24.6% and 25.1%, of our net revenue, and sales to our ten largest customers accounted for 52.7% and 51.6% of the same periods, respectively, of our net revenue. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon or for any customer in China. As a result, if either Amazon or any customer in China were to default on its payment to us, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

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

We maintain limited manufacturing facilities that only produce DRAM modules, custom built PCs, custom cooling and performance controllers, and as a result, we depend entirely upon third parties to manufacture and supply the gear we sell and the components used in our gear such as gaming peripherals and gaming components. Our gear that is manufactured by outsourced parties is generally produced by a limited number of manufacturers and in some instances is purchased on a purchase order basis. For example, each model of our gaming keyboards, gaming mice, gaming headsets, computer cases, PSUs and cooling solutions is produced by a single manufacturer. We do not have long-term supply agreements with some of our manufacturers and suppliers. In addition, we carry limited inventory of our gear, and the loss of one or more of these manufacturers or suppliers, or a significant decline in production or deliveries by any of them, could significantly limit our shipments of gear or prevent us from shipping that gear entirely.

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

We operate a facility in Taiwan that assembles, tests, packages and ultimately supplies nearly all of our DRAM modules and a significant portion of our cooling solutions and prebuilt and custom gaming systems. We also assemble, test, package and ultimately supply our custom-built PCs in our U.S. facility, and our customized gaming controllers in our U.S. and U.K. facilities. All of the other gear we sell, including the components used to assemble our DRAM modules, are produced at factories operated by third parties located in China, Taiwan and countries in Southeast Asia. The fact that all of these facilities, manufacturers, suppliers and factories are concentrated in Taiwan and China exposes us to numerous risks.

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

Our business requires that we coordinate the manufacturing and distribution of our gear over a significant portion of the world. We rely upon third parties to manufacture our gear and to transport and distribute our gear to our customers. If we do not successfully coordinate the timely and efficient manufacturing and distribution of our gear, our costs may increase, we may experience a build-up in inventory, we may not be able to deliver sufficient quantities to meet customer demand and we could lose sales, each of which could seriously harm our business.

Our operating results are particularly sensitive to freight costs, and our costs may increase significantly if we are unable to ship and transport finished products efficiently and economically across long distances and international borders, which may seriously harm our business.

The majority of our gear is manufactured in Asia, and we transport significant volumes of finished products across long distances and international borders. As a result, our operating results can be significantly affected by changes in transportation costs. In that regard, although we ship our DRAM modules, which have selling prices that are relatively high compared to their size and weight, by air, we generally use ocean freight to ship our other products because of their relatively low selling prices compared to their size and weight. If we underestimate the demand for any of the products we ship by ocean freight, or if deliveries of those products to us by our manufacturers are delayed or interrupted, we may be required to ship those products by air in order to fill orders on a timely basis. Shipping larger or heavier items, such as cases or PSUs, by air is significantly more expensive than using ocean freight. As a result, any requirement that we ship these products by air, whether because we underestimate demand or because of an interruption in supply from the manufacturers who produce these products or for any other reason, could materially increase our costs. In addition, freight rates can vary significantly due to large number of factors beyond our control, including changes in fuel prices or general economic conditions or the threat of terrorist activities or acts of piracy. If demand for air or ocean freight should increase substantially, it could make it difficult for us to procure sufficient cargo transportation space at prices we consider acceptable, or at all. Increases in our freight expenses, or any inability to ship our gear as and when required, may seriously harm our business.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted, which provides temporary relief from certain aspects of the Tax Act that had imposed limitations on the utilization of certain losses, interest expense deductions, and minimum tax credits. We have recorded additional income tax benefits of $0.6 million during the year ended December 31, 2020 resulting from the enactment of the CARES Act.

In light of these factors, there can be no assurance that our effective income tax rate will not change in future periods. Accordingly, if this were to occur, and if our effective tax rate were to increase, our business may be seriously harmed.

Our ability to utilize our net operating losses, or NOLs, carryforwards and certain other tax attributes may be limited.

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

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $50.1 million and $37.5 million for 2020 and 2019, respectively, representing 2.9% and 3.4% of our net revenue for these periods, respectively. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

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

Over the past few years, we have expanded the number and type of gear we sell, and the geographic markets in which we sell them, and we will endeavor to further expand our product portfolio and sales reach. The growth of our product portfolio and the markets in which we sell our gear has increased the difficulty of accurately forecasting product demand. We have in the past experienced significant differences between our forecasts and actual demand for our gear and expect similar differences in the future. If we do not accurately predict product demand, our business may be seriously harmed.

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

In addition, we provide a variety of rebates to both customers and gamers, including instant rebates, volume incentive rebates, back end rebates and mail-in rebates. We also have contractual agreements and cooperative marketing, promotional and other arrangements that provide rebates and other financial incentives to our retailer customers and gamers. To a limited extent, we also offer financial incentives related to retailer customer inventory of specific products. The aggregate amount of charges incurred as a result of all of these rebates and other financial incentives is offset from our gross revenue. For 2020 and 2019, our gross revenue was reduced approximately by between 6% and 9% as a result of these rebates and other financial incentives. In the future, we also may be required to write down inventory or receivables due to product obsolescence or because of declines in market prices of our gear. Any write-downs or offsets could seriously harm our business.

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

From time to time, we pay licensing fees in settlement of certain intellectual property infringement claims made by third parties. There can be no assurance that licensing fees paid under these circumstances will not seriously harm our business.

If we are unable to integrate our gear and proprietary software with third-party hardware, operating system software and other products, the functionality of our gear would be adversely affected, which may seriously harm our business.

The functionality of some of our gear depends on our ability to integrate that gear with the hardware, operating system software and related products of providers such as Intel, AMD, NVIDIA, Microsoft, Sony and Asus, among others. We rely to a certain extent on the relationships we have with those companies in developing our gear and resolving issues. There can be no assurance that those relationships will be maintained or that those or other companies will continue to provide the necessary information and support to allow us to develop gear that integrates with their products or that third party developers will continue to develop plugins for and integrations with our proprietary software. If integration with the products of those or other companies becomes more difficult, our gear would likely be more difficult to use or may not be compatible with key hardware, operating systems or other products, which would seriously harm our reputation and the utility and desirability of our gear, and, as a result, would seriously harm our business.

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

We need substantial working capital to operate our business. We rely to a significant degree upon credit extended by many of our manufacturers and suppliers in order to meet our working capital needs. Credit terms vary from vendor to vendor but typically allow us zero to 120 days to pay for the products. However, notwithstanding the foregoing, there are instances when we are required to pay for gear in advance of it being manufactured and delivered to us. We also utilize borrowings under our revolving credit facility to provide working capital, and access to external debt financing has historically been and will likely continue to be very important to us. As a result of any downturn in general economic conditions or conditions in the credit markets or other factors, manufacturers and suppliers may be reluctant to provide us with the same credit that they have in the past, which would require that we increase the level of borrowing under our revolving credit facility or obtain other external financing to provide for our substantial working capital needs. Additional financing may not be available on terms acceptable to us or at all. In particular, our access to debt financing may be limited by a covenant in our credit facilities, which requires our Consolidated Total Net Leverage Ratio (as defined in our credit facilities) to be no greater than 8.0 to 1.0 if our revolving credit facility is more than 35% drawn. As a result, the restriction imposed by our debt covenants could limit, perhaps substantially, the amount we are permitted to borrow under our credit facilities or under other debt arrangements.

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

We had $321.4 million of indebtedness as of December 31, 2020. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Risks of default. If we breach or are unable to comply with a covenant or other agreement contained in a debt instrument, the lender generally has the right to declare all borrowings outstanding under that debt instrument, together with accrued interest, to be immediately due and payable and may have the right to raise the interest rate. Upon an event of default under our credit facilities, the lender may require the immediate repayment of all outstanding loans and accrued interest. In addition, during the continuance of certain events of default under our credit facilities (subject to a cure period for some events of default), interest may accrue at a rate that is 200 basis points above the otherwise applicable rate. As a result, any breach or failure to comply with covenants contained in our debt instruments could seriously harm our business. Moreover, our credit facilities are secured by substantially all of our assets (including capital stock of our subsidiaries), except assets of our foreign subsidiaries and some of the shares of our foreign subsidiaries, and if we are unable to pay indebtedness secured by collateral when due, whether at maturity or if declared due and payable by the lender following a default, the lender generally has the right to seize and sell the collateral securing that indebtedness. There can be no assurance that we will not breach the covenants or other terms of our credit facilities or any other debt instruments in the future and, if a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lender or to refinance the related indebtedness on terms we find acceptable, or at all. As a result, any breach or default of this nature may seriously harm our business.

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, one of which requires our Consolidated Total Net Leverage Ratio (as defined in our credit facilities) to be no greater than 8.0 to 1.0 if the revolving credit facility is more than 35% drawn. Our Consolidated Total Net Leverage Ratio as of December 31, 2020 was 0.9 to 1.0. While we were in compliance with this covenant as of December 31, 2020, there can be no assurance that we will not breach these covenants in our credit facilities in the future or other covenants in our future credit facilities.

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

Sales to customers outside the United States accounted for 62.1% and 64.7% our net revenue for 2020 and 2019, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

To the extent we successfully execute our strategy of expanding into new geographic areas, these and similar risks will increase. There can be no assurance that the risks relating to our international operations will not seriously harm our business.

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

In addition, the CCPA, which came into force in 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing and receive detailed information about how their personal data is used. Failure to comply with the CCPA creates additional risks including enforcement by the California attorney general, private rights of actions for certain data breaches, and damage to reputation. The CCPA may increase our compliance costs and potential liability. Additionally, the Consumer Personal Information Law and Agency Initiative (California Proposition 24), the California Privacy Rights Act was approved by California voters on November 3, 2020. California Proposition 24 would impose additional data protection obligations on companies doing business in California. It would also create a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The new California Privacy Rights Act takes effect on January 1, 2023 and will apply to information collected on or after January 1, 2022.

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of December 31, 2020, we had approximately $312.8 million of goodwill, $259.3 million of intangible assets and $16.5 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

Our future success depends to a large degree on our ability to defend the Corsair brand and product family brands such as SCUF, Vengeance, K70, Elgato and iCUE from infringement and, if we are unable to protect our brand and other intellectual property, our business may be seriously harmed.

We consider the Corsair brand to be one of our most valuable assets. We also consider the Elgato, Origin, and SCUF brands, proprietary technology brands such as iCUE and Slipstream, and major product family brands such as Corsair ONE, Dark Core, Dominator, Glaive, Harpoon, Ironclaw, K70, Nightsword, Scimitar, Vengeance, and Void to be important to our business. Our future success depends to a large degree upon our ability to defend the Corsair brand, proprietary technology brands and product family brands from infringement and to protect our other intellectual property. We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as nondisclosure terms to protect our intellectual property. Although we hold a trademark registration on the Corsair name in the United States and a number of other countries, the Corsair name does not have trademark protection in other parts of the world, including some major markets, and we may be unable to register the Corsair name as a trademark in some countries. Likewise, we hold a trademark registration on certain brands such as K70 only in the United States, Australia and New Zealand and therefore such brands do not have trademark protection in other parts of the world. If third parties misappropriate or infringe on our brands or we are unable to protect our brands, or if third parties use the Corsair, Corsair ONE, Dark Core, Dominator, Elgato, Glaive, Harpoon, iCUE, Ironclaw, K70, Nightsword, Origin, SCUF, Slipstream, Scimitar, Vengeance and Void brand names, or other brand names we maintain, to sell their products in countries where we do not have trademark protection, it may seriously harm our business.

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

We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practical or cost-effective for us to enforce our rights with respect to certain items of intellectual property rights fully, or at all, particularly in developing countries where the enforcement of intellectual property rights may be more difficult than in the United States. It is also possible that, given the costs of obtaining patent protection, we may choose not to seek patent protection for certain items of intellectual property that may later turn out to be important.

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

After these material weaknesses were identified, during 2019 management implemented a remediation plan that included hiring key accounting personnel. While we have taken steps to remediate these material weaknesses, there can be no assurance that these measures will significantly improve or fully remediate the material weaknesses described above. If we are unable to remediate the above material weaknesses, our reputation and the market price of our stock could be seriously harmed.

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

As of December 31, 2020, and after giving effect to the registered secondary offering in January 2021, EagleTree beneficially owned approximately 67% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

An active, liquid and orderly market for our common stock may not be maintained.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale described in the related prospectus dated September 22, 2020 and the prospectus dated January 21, 2021 lapse, the trading price of our common stock could decline. Based upon the number of shares outstanding as of December 31, 2020, we had outstanding a total of 91,934,639 shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering and in the subsequent exercise of the underwriters’ option to purchase additional shares, are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our initial public offering will expire on March 21, 2021, or the IPO Lockups, and the lock-up agreements pertaining to our January 2021 secondary offering will expire on April 21, 2021, or the Secondary Lockups. We note that the Secondary Lockups, or 65.7 million shares, were initially part of the IPO Lockups. After the IPO Lockups expire, as of December 31, 2020 and giving effect to the January 2021 secondary offering, up to approximately 2.5 million additional shares of common stock will be eligible for sale in the public market, none of which shares are held by directors, executive officers and other affiliates and may be subject to Rule 144 under the U.S. Securities Act of 1933, as amended, or the Securities Act. After the Secondary Lockups expire, as of December 31, 2020, up to approximately 65.7 million additional shares of common stock will be eligible for sale in the public market, which is in addition to the shares eligible for sale after the IPO Lockups expire, approximately 65.4 million of which shares are held by directors, executive officers and other affiliates and may be subject to Rule 144. Goldman Sachs & Co. LLC may, however, in its sole discretion, permit our officers, directors, the selling stockholders and the other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of December 31, 2020, approximately 10.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans became eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of December 31, 2020 and after giving effect to sale of our common stock by EagleTree in the secondary offering in January 2021, the holders of approximately 61.9 million shares of our common stock, or approximately 67.3% of our total outstanding common stock based upon the number of shares outstanding as of December 31, 2020, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of December 31, 2020, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

General Risk Factors

We may be subject to future tax audits in various jurisdictions, which may seriously harm our business.

We operate in multiple jurisdictions, are taxed pursuant to the tax laws of each of these jurisdictions and may be subject to future tax audits in each of these jurisdictions. Because we have substantial operations in a number of locations worldwide, tax authorities in various jurisdictions may raise questions concerning matters such as transfer pricing, whether revenues or expenses should be attributed to particular countries, the presence or absence of permanent establishments in particular countries and similar matters. In addition, we have engaged in a number of material restructuring transactions in various jurisdictions, including in the Acquisition Transaction, and the tax positions we have adopted in connection with these restructuring transactions may be subject to challenge. While we have contractual rights to indemnification in respect of certain taxable periods ending on or before the date of the Acquisition Transaction, such indemnity protection does not address all potential tax risks that may arise from such taxable periods, and there can be no assurance that we would be successful in collecting on an indemnification claim if such tax matters were to arise. Accordingly, a material assessment by a tax authority in any jurisdiction could require that we make significant cash payments without reimbursement. If this were to occur, our business may be seriously harmed.

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

We are subject to the rules and regulations established from time to time by the Securities and Exchange Commission, or SEC, and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting by the time our annual report for the year ending December 31, 2021 is due and thereafter, which will require us to document and make significant changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K to be filed in 2022. As a result, we will be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems to make such improvements and to hire additional personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal controls over financial reporting, or if we identify or fail to remediate material weaknesses in our internal controls such as those described more fully above, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and may seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Fremont, California and consists of approximately 96,000 square feet of space under a lease that expires in March 2022. We lease manufacturing and warehousing facilities in Suwanee, Georgia and Miami, Florida, Netherlands and Taoyuan, Taiwan and we also lease properties in various parts of the United States, Europe and Asia for our product development, sales and service support and administrative functions. Our property leases, which expire at various dates through August 2030 are for an aggregate of approximately 470,000 square feet. In addition, we have approximately 275,000 of space dedicated to us in our contracts with various third-party distribution centers in California and China for additional warehouses to store our inventory).

Both our gamer and creator peripherals segment and gaming components and systems segment utilize substantially each of our leased facilities.

We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information of our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CRSR”.

Holders

According to the records of our transfer agent, there were 19 holders of record of our common stock on February 26, 2021. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant. Further, our credit facilities also contain restrictions on our ability to pay dividends or make distributions in respect of our common stock or redemptions or repurchases of our common stock and future credit facilities or other borrowing arrangements may contain similar provisions.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below compares (i) the cumulative total stockholder return on our common stock from September 23, 2020 (the date our common stock commenced trading on Nasdaq Global Select Market) through December 31, 2020 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the indices on September 23, 2020 and the reinvestments of dividends, if any.

Unregistered Sales of Equity Securities

From January 1, 2020 through December 31, 2020, there were no sales or issuances of unregistered securities that were not otherwise reported in a Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

Other than nine shares of common stock that were repurchased in connection with our Reorganization in September 2020, we did not repurchase any of our equity securities during the fiscal year ended December 31, 2020.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

In connection with the consummation of the IPO of our common stock, we completed a corporate reorganization, which was accounted for as a combination of entities under common control. As a result of the Acquisition Transaction, we applied purchase accounting and a new basis of accounting beginning on August 28, 2017, the date of the Acquisition Transaction. Further, we were required by GAAP to record all assets and liabilities at fair value as of the effective date of the Acquisition Transaction. Accordingly, the financial statements are presented for two periods: (i) the accounts of Corsair Components (Cayman) Ltd. and its wholly-owned subsidiaries through August 27, 2017 and (ii) our and our subsidiaries’ accounts on and after August 28, 2017. We refer to the periods through August 27, 2017 as the Predecessor and the periods on and after August 28, 2017 as the Successor.

The selected statement of operations data for the year ended December 31, 2016 and the period from January 1, 2017 to August 27, 2017, which relate to the Predecessor, and for the period from August 28, 2017 to December 31, 2017, which relate to the Successor, and the selected balance sheet data as of December 31, 2016, 2017 and 2018 are derived from audited financial statements that are not included in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2018, 2019 and 2020 and the selected balance sheet data as of December 31, 2019 and 2020, which relate to the Successor, are derived from audited financial statements that are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

Although the period from January 1, 2017 to August 27, 2017 relates to the Predecessor and the period from August 28, 2017 to December 31, 2017 relates to the Successor, in order to assist in the period to period comparison, we are presenting an unaudited pro forma statement of operations for the year ended December 31, 2017. See “Unaudited Pro Forma Financial Information for the Acquisition Transaction” included in final prospectus on Form 424B filed with the SEC on September 24, 2020 for an explanation of the pro forma amounts.

	Successor					Predecessor
	Year Ended December 31,			Pro Forma Year Ended December 31,	Period from August 28 to December 31,	Period from January 1 to August 27,	Year Ended December 31,
	2020	2019	2018	2017	2017	2017	2016
				(Unaudited)
	(in thousands, except per share amount)					(in thousands)
Net revenues	$1,702,367	$1,097,174	$937,553	$855,549	$366,110	$489,439	$595,402
Cost of revenue	1,236,938	872,887	744,858	683,058	289,854	393,204	467,424
Gross profit	465,429	224,287	192,695	172,491	76,256	96,235	127,978
Operating expenses:
Sales, general and administrative	257,004	163,033	138,915	117,596	54,526	69,326	73,175
Product development	50,064	37,547	31,990	25,598	9,199	11,955	14,997
Total operating expenses	307,068	200,580	170,905	143,194	63,725	81,281	88,172
Operating income	158,361	23,707	21,790	29,297	12,531	14,954	39,806
Other (expense) income:
Interest expense	(35,137)	(35,548)	(32,680)	(24,490)	(8,753)	(2,249)	(3,474)
Other (expense) income, net	(1,182)	(1,558)	183	517	(96)	613	(2,236)
Total other expense, net	(36,319)	(37,106)	(32,497)	(23,973)	(8,849)	(1,636)	(5,710)
Income (loss) before income taxes	122,042	(13,399)	(10,707)	5,324	3,682	13,318	34,096
Income tax (expense) benefit	(18,825)	5,005	(3,013)	2,115	1,877	(4,775)	(5,519)
Net income (loss)	$103,217	$(8,394)	$(13,720)	$7,439	$5,559	$8,543	$28,577
Net income (loss) per share (1)
Basic	$1.20	$(0.11)	$(0.18)		$0.07
Diluted	$1.14	$(0.11)	$(0.18)		$0.07
Weighted-average shares used to compute net income (loss) per share
Basic	86,256	76,223	75,458		75,025
Diluted	90,577	76,223	75,458		75,025

(1)

Net income per share information for the Predecessor periods is not presented because it is not meaningful due to the change in capital structure that occurred as a result of the Acquisition Transaction.

	Successor						Predecessor
	As of December 31,						As of December 31,
	2020	2019		2018		2017	2016

Cash and restricted cash	$133,568	$51,947		$27,920		$19,030	$49,014
Inventories	226,007	151,063		149,022		114,986	94,854
Working capital	185,590	129,880		97,199		102,081	90,344
Intangible assets, net	259,317	291,027		247,812		259,363	19
Goodwill	312,760	312,750		226,679		203,122	—
Total assets	1,314,115	1,059,718		810,993		734,607	236,716
Debt, net	321,393	505,812		422,717		284,156	70,959
Deferred tax liabilities	29,752	33,820		34,690		42,314	151
Convertible preferred stock	—	—		—		—	69,231
Retained earnings (accumulated deficit)	(2,813)	(106,030)	(1)	(93,161)	(1)	5,560	33,990
Total stockholders' (deficit) equity	437,390	216,775		162,702		254,661	(38,229)

(1)	Reflects the payment of an $85 million special dividend. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the combined consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section Item 1A, “Risk Factors” and below in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

Overview

We are a leading global provider and innovator of high-performance gear for gamers, streamers and content creators. We design industry-leading gaming gear that helps digital athletes, from casual gamers to committed professionals, to perform at their peak across PC or console platforms, and streaming gear that enables creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our solution is a complete suite of gear that addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato streaming suite for content creators, which provide unified, intuitive performance, and aesthetic control and customization across their respective product families. During 2020, we further enhanced our streaming product offerings through acquiring EpocCam software and Gamer Sensei gaming coaching services.

We group our products into two categories (segments):

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear including capture cards, Stream Decks, USB microphones, studio accessories, and EpocCam software, as well as coaching and training services, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

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

From time to time, we may seek to partner with or, when appropriate, acquire companies that have products, personnel, and technologies that complement our strategic direction. In July 2019, we acquired Origin PC Corporation, a company based in Florida, specializing in delivering hand-built, personalized high-end gaming PCs and in December 2019, we acquired SCUF Holdings, Inc. and its subsidiaries. SCUF, headquartered in Georgia, specializes in delivering superior accessories and customized gaming controllers for gaming consoles and PCs that are used by top professional gamers as well as competitive amateur gamers. The addition of Origin’s and SCUF’s products enhances and expands our product offering to PC and console gamers, respectively. We subsequently completed three more immaterial acquisitions. In August 2020, we acquired EpocCam to enhance the Elgato streaming camera software offering; in October 2020, we acquired Gamer Sensei to offer gaming coaching services to the wide audience of gamers looking to improve their skills and in February 2021, we acquired Visuals by Impulse to provide creative services to streamers looking to professionalize the look of their broadcast. Origin is part of our gaming components and systems segment and SCUF, EpocCam, Gamer Sensei and Visual by Impulse are part of our gamer and creator peripherals segment. See Note 5 of the Notes to our combined consolidated financial statements for additional information.

Our net revenue was $1.7 billion, $1.1 billion, and $937.6 million for 2020, 2019, and 2018, respectively, representing year-over-year increases of 55.2% and 17.0% for 2020 and 2019, respectively. We had net income (loss) of $103.2 million, $(8.4) million, and $(13.7) million for 2020, 2019, and 2018, respectively. Net cash provided by operating activities was $169.0 million, $37.1 million and $0.4 million for 2020, 2019, and 2018, respectively.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and those described below.

Impact of Industry Trends. Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•

Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming gear. Gaming continues to become increasingly social and streaming viewership is more widely adopted along with increasing numbers of content creators. We believe this trend, which has accelerated in the current environment, will continue and Corsair is well positioned to serve the streaming market with best-in-class tools for content creation.

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

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers, as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with Amazon accounting for 24.6%, 25.1% and 22.4% of our net revenue for 2020, 2019, and 2018, respectively, and sales to our ten largest customers accounting for approximately 52.7%, 51.6%, and 51.0% of our net revenue for the same periods, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. To date, we have had several new product introductions that had a favorable impact on our net revenue and operating results, such as the introduction of our new high-performance Elgato Wave microphone in the second quarter of 2020. However, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new gear over those of our competitors.

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

We have operations and employees in various regions affected by coronavirus, including our headquarters in California, which is subject to a shelter-in-place order. Our manufacturing facilities in Atlanta and the United Kingdom, and our contract manufacturing facilities in Southeast Asia, many of which closed between one to two months in early 2020 have caused some disruptions in our supply chain which also resulted in increased air freight costs. Although we have seen some significant business disruptions due to COVID-19, the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The negative financial impact from the temporary stoppage in our factories, disruption in our supply chain and increased air freight costs experienced in the first quarter of 2020 was offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions. We believe that shelter-in-place and other similar restrictions have resulted in increased demand for our gear because such restrictions have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. Further, we believe the increased demand for our gear has been driven in part by individuals seeking to improve their work from home setup. This increase in demand continued into the second half of 2020 as the COVID-19 pandemic continues. However, as global economic activity slows down, the demand for our gear could decline despite these trends. Moreover, travel restrictions, factory closures and disruptions in our supply chain are likely to happen and we or our suppliers may not be able to obtain adequate inventory to sell. The dynamic nature and uncertainty of the circumstances surrounding COVID-19 pandemic may have adverse consequences on our results of operations for 2020 and may negatively impact future fiscal periods in the event of prolonged disruptions associated with the outbreak. In contrast, if the COVID-19 pandemic subsides in 2021, resulting in shelter-in-place and other similar restrictions being eased, it could result in consumers returning to other alternative forms of entertainment and interaction. This in turn could result in a decline in demand for our products.

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

Components of our Operating Results

Net Revenue

We generate materially all of our net revenue from the sale of gamer and creator peripherals and gaming components and systems to retailers, including online retailers, gamers and distributors worldwide. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers.

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

Operating Expenses

Operating expenses consist of sales, general and administrative expenses and product development expenses.

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

Product development. Product development costs are generally expensed as incurred and reported in the combined consolidated statements of operations. Product development costs consist primarily of the costs associated with the design and testing of new products and improvements to existing products. These costs relate primarily to compensation of personnel and consultants involved with product design, definition, compatibility testing and qualification.

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

Results of Operations

The following tables set forth the components of our combined consolidated statements of operations, in dollars and as a percentage of total net revenue, for each of the periods presented.

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net revenue	$1,702,367	$1,097,174	$937,553
Cost of revenue	1,236,938	872,887	744,858
Gross profit	465,429	224,287	192,695
Operating expenses:
Sales, general and administrative	257,004	163,033	138,915
Product development	50,064	37,547	31,990
Total operating expenses	307,068	200,580	170,905
Operating income	158,361	23,707	21,790
Other (expense) income:
Interest expense	(35,137)	(35,548)	(32,680)
Other (expense) income, net	(1,182)	(1,558)	183
Total other expense, net	(36,319)	(37,106)	(32,497)
Income (loss) before income taxes	122,042	(13,399)	(10,707)
Income tax (expense) benefit	(18,825)	5,005	(3,013)
Net income (loss)	$103,217	$(8,394)	$(13,720)

	Year Ended December 31,
	2020	2019	2018
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	72.7	79.6	79.4
Gross profit	27.3	20.4	20.6
Operating expenses:
Sales, general and administrative	15.1	14.9	14.8
Product development	2.9	3.4	3.4
Total operating expenses	18.0	18.3	18.2
Operating income	9.3	2.2	2.3
Other (expense) income:
Interest expense	(2.0)	(3.2)	(3.5)
Other (expense) income, net	(0.1)	(0.1)	0.0
Total other expense, net	(2.1)	(3.4)	(3.5)
Income (loss) before income taxes	7.2	(1.2)	(1.1)
Income tax (expense) benefit	(1.1)	0.5	(0.3)
Net income (loss)	6.1%	(0.8)%	(1.5)%

Components of Results of Operations

Net Revenue

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net revenue	$1,702,367	$1,097,174	$937,553

Net revenue increased $605.2 million, or 55.2%, in 2020 as compared to 2019. This increase was due to strong revenue growth in both our gaming components and systems segment and gamer and creator peripherals segment. We believe the increased demand of our products is generally due to a larger number of consumers gaming and working from home due to the COVID-19 pandemic, in addition to existing customers upgrading their systems and gear for a better gaming and/or streaming experience, and to a lesser extent, the inclusion of post-acquisition revenues from the SCUF Acquisition and the Origin Acquisition.

Net revenue increased $159.6 million, or 17.0%, in 2019 as compared to 2018, due to strong growth in both of our segments largely as a result of higher sales of Corsair-branded products and also from the addition of the Elgato product portfolio after its acquisition in July 2018.

Gross Profit and Gross Margin

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Gross profit	$465,429	$224,287	$192,695
Gross margin	27.3%	20.4%	20.6%

Gross margin for 2020 increased to 27.3% from 20.4% for 2019. The increase in gross margin was primarily driven by increased sales volume, an improved product mix with more higher margin products being sold in 2020 as compared to 2019 and less promotional activity, and was partially offset by increased air freight costs driven primarily by tightness in inventory supply due to the COVID-19 pandemic.

Gross margin for 2019 was positively impacted by a favorable shift in product mix but was largely offset by a negative impact from additional tariff costs, resulting in relatively flat gross margin of 20.4% in 2019 as compared to 20.6% in 2018.

Sales, General and Administrative (SG&A)

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Sales, general and administrative	$257,004	$163,033	$138,915

SG&A expenses increased $94.0 million, or 57.6%, in 2020 as compared to 2019. The increase was primarily due to the inclusion of $29.1 million of SCUF’s post-acquisition SG&A expenses, including debt refinancing costs for funding the SCUF acquisition and acquisition and integration costs related to the SCUF Acquisition, a $27.4 million increase in distribution costs including outbound freight and the costs to operate our distribution hubs due to increased sales volume, a $24.3 million increase in personnel-related costs due to headcount growth and higher bonus expense, a $6.0 million increase in marketing expenses and a $4.4 million increase in fees primarily related to increased credit card fees due to increased sales through our webstore and fees from our insurance policies.

SG&A expenses increased $24.1 million, or 17.4%, in 2019 as compared to 2018. The increase was primarily driven by a $9.0 million increase in personnel-related costs due to headcount growth, a $4.4 million increase in marketing and advertising expenses to increase worldwide brand awareness for our products, a $3.6 million increase in outbound freight costs due to increased sales, an inclusion of $4.0 million of SCUF’s post acquisition SG&A expense, including debt refinancing costs for funding the acquisition, and acquisition and integration costs related to the SCUF acquisition, a $2.1 million increase in professional fees, and a $1.0 million one-time severance and separation cost with an executive.

Product Development

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Product development	$50,064	$37,547	$31,990

Product development expenses increased $12.5 million, or 33.3%, in 2020 as compared to 2019. The increase was primarily driven by a $5.7 million increase in personnel-related expenses due to headcount growth and higher bonus expense, the inclusion of $5.8 million of SCUF’s post-acquisition product development expenses and a $5.5 million increase in other product development related expenses. These increases were partially offset by a $4.5 million decrease in amortization expense of developed technologies intangible assets.

Product development expenses increased $5.6 million, or 17.4%, in 2019 as compared to 2018. The increase was primarily driven by a $3.2 million increase in personnel-related expenses due to headcount growth, a $1.6 million increase in consultant and contractor expenses and a $0.5 million increase in IT-related expenses to support product development efforts.

Interest Expense and Other (Expense) Income, Net

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Interest expense	$(35,137)	$(35,548)	$(32,680)
Other (expense) income, net	(1,182)	(1,558)	183

Interest expense decreased $0.4 million, or 1.2%, in 2020 as compared to 2019. The decrease was primarily due to lower interest expense paid in 2020 for our First Lien Term Loan and Second Lien Term Loan as a result of the partial extinguishment of our First Lien Term Loan and full extinguishment of our Second Lien Term Loan as well as a decrease in interest from borrowings from our line of credit. The decrease in interest expense was partially offset by an aggregate of $4.2 million write-off of deferred debt discounts and issuance costs associated with extinguishments of our term loans and a $0.5 million loss recognized for the change in fair value of our interest rate cap contracts.

Interest expense increased $2.9 million, or 8.8%, in 2019 as compared to 2018. The increase was primarily due to additional cash interest and amortization of debt issuance costs and debt discounts for our additional debt borrowings entered into in March 2018, October 2018 and December 2019, as well as an increase in borrowings from our line of credit throughout 2019, as compared to 2018.

Other (expense) income, net relates primarily to the gains and losses resulting from the impact of foreign exchange rate changes on our cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies in our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax (Expense) Benefit

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Income (Loss) Before Income Taxes	$122,042	$(13,399)	$(10,707)
Income Tax (Expense) Benefit	$(18,825)	$5,005	$(3,013)
Effective Tax Rate	15.4%	37.4%	28.1%

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

Our effective tax rates were tax expense of 15.4% and tax benefit of 37.4% for 2020 and 2019, respectively. The change in effective tax rate for 2020 as compared to 2019 was primarily due to an increase in income before income tax compared to 2019, the change in the mix of income and losses in the various tax jurisdictions in which we operate, the recognition of a $4.6 million tax benefit resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the Reorganization and a $0.6 million one-time benefit from the change in tax law resulting from the enactment of the CARES Act in the first quarter 2020.

Our effective tax rates were tax benefit of 37.4% and tax expense of 28.1% for 2019 and 2018, respectively. The change in effective tax rate for 2019 as compared to 2018 was primarily due to an increase in loss before income tax compared to 2018, realizing a tax benefit of a net operating loss of a foreign subsidiary and management’s reassessment of the realizability of our deferred tax assets from our U.S. net operating loss carried forward. In 2018, we recognized an income tax expense of $3.0 million primarily due to management’s assessment of the realizability of our deferred tax assets from tax credits and stock-based compensation expenses that may not be realized.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Year Ended December 31,
	2020		2019		2018
Gamer and Creator Peripherals Segment	$539,366	31.7%	$294,141	26.8%	$233,536	24.9%
Memory Products	609,053	35.8	463,406	42.2	405,642	43.3
Other Component Products	553,948	32.5	339,627	31.0	298,375	31.8
Gaming Components and Systems Segment	1,163,001	68.3	803,033	73.2	704,017	75.1
Total Net Revenue	$1,702,367	100.0%	$1,097,174	100.0%	$937,553	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment increased $245.2 million, or 83.4%, in 2020 as compared to 2019 primarily due to strong sales growth in sales of Elgato branded streaming products, we believe driven in part by the COVID-19 shelter-in-place orders as consumers spend more time working and gaming at home, and the inclusion of SCUF post-acquisition revenue.

Net revenue of the gamer and creator peripherals segment increased $60.6 million, or 26.0%, in 2019 as compared to 2018 primarily due to the addition of Elgato product portfolio which increased the volume of the segment’s sales.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment increased $360.0 million, or 44.8%, in 2020 as compared to 2019 primarily as a result of strong sales growth across all products due to continued strong market demand, we believe driven in part by the COVID-19 shelter-in-place orders, and to a lesser extent, the inclusion of Origin post-acquisition revenue.

Net revenue of the gaming components and systems segment increased $99.0 million, or 14.1%, in 2019 as compared to 2018 primarily due to an increase in other components products sales following the normalization of the DIY PC market after the surge in the cryptocurrency mining in 2018, as well as an increase in sales volume in our DRAM products. The increase in our DRAM product sales was primarily due to market share gain in United States and China coupled with increased volumes due to lower selling prices.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Year Ended December 31,
	2020		2019		2018
Gamer and Creator Peripherals Segment	$189,742	35.2%	$81,363	27.7%	$73,489	31.5%
Memory Products	125,026	20.5	74,781	16.1	48,490	12.0
Other Component Products	150,661	27.2	68,143	20.1	70,716	23.7
Gaming Components and Systems Segment	275,687	23.7	142,924	17.8	119,206	16.9
Total Gross Profit	$465,429	27.3%	$224,287	20.4%	$192,695	20.6%

Gamer and Creator Peripherals Segment

The gross profit of the gamer and creator peripherals segment increased in 2020 by $108.4 million, or 133.2%, as compared to 2019, largely due to strong revenue growth of 83.4% in the same period. The 7.5% increase in gross margin was primarily driven by the addition of higher margin SCUF products and the strong growth in sales of higher margin Elgato branded streaming products, coupled with less promotional activities.

The gross profit of the gamer and creator peripherals segment increased in 2019 by $7.9 million, or 10.7%, compared to 2018, largely due to the net revenue growth of 26.0% in the same period. The 3.8% decrease in gross margin was primarily due to increased promotional activity, additional tariff costs in 2019 and higher return and rework costs, partially offset by a favorable shift in product mix towards sales of higher margin Elgato products.

Gaming Components and Systems Segment

The gross profit of the gaming components and systems segment increased in 2020 by $132.8 million, or 92.9%, compared to 2019, primarily due to strong revenue growth in the same period. The 5.9% increase in gross margin was primarily driven by a higher margin product mix and less promotional activities.

The gross profit of the gaming components and systems segment increased in 2019 by $23.7 million, or 19.9%, compared to 2018, largely due to the net revenue growth of 14.1% in the same period. The 0.9% increase in gross margin was primarily due to efficiencies from our leading position in the consumer, high performance memory market, which were offset partially by unfavorable margin impact from higher tariff costs and lower selling prices of our PSU products resulting from the volatility in the cryptocurrency mining market.

Liquidity and Capital Resources

Our principal sources of liquidity have been the payments received from customers purchasing our products, the net proceeds we received from private sales of equity securities, the borrowings under our credit facilities and the net proceeds we received from our IPO. On September 25, 2020, we completed our IPO which resulted in aggregate net proceeds of $118.6 million, after underwriting discounts and commissions, and before deducting offering costs of $12.0 million. As of December 31, 2020, we had cash and restricted cash, in aggregate of $133.6 million and $48.1 million capacity under our revolving credit facility. Our total borrowings outstanding as of December 31, 2020 consisted of $321.4 million of long-term debt.

We anticipate our principal uses of cash will include purchases of inventory, payroll and other operating expenses related to the development and marketing of our gear, repayments of debt and related interest, and purchases of property and equipment and other contractual obligations for the foreseeable future. We believe that our existing cash balances and cash flow from operations will be sufficient to fund our principal uses of cash for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth (if any), the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance and demand for our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In addition, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$168,953	$37,103	$422
Investing activities	(10,280)	(145,427)	(38,555)
Financing activities	(79,131)	132,314	47,354

Cash Flows from Operating Activities

Net cash provided by operating activities for 2020 was $169.0 million and consisted of net income of $103.2 million, non-cash adjustments of $50.8 million and $14.9 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs, which were partially offset by changes in deferred income taxes. The net cash inflow from changes in our net operating assets and liabilities was primarily related to increase in accounts payable, other liabilities and accrued expenses. The increase in accounts payable was mainly due to timing of payments and purchases with longer payment terms, and the increase in other liabilities and accrued expenses was mainly from an increase in the bonus accrual and a higher accrual for sales returns and customer incentives. The cash inflow was partially offset by an increase in inventory, accounts receivable and prepaid expenses and other assets.

Net cash provided by operating activities for 2019 was $37.1 million and consisted of non-cash adjustments of $32.5 million and a net cash inflow of $13.0 million from changes in our net operating assets and liabilities, which were offset partially by a net loss of $8.4 million. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense and amortization of debt issuance costs, which were partially offset by changes in deferred income taxes. The net cash inflow from changes in our net operating assets and liabilities was primarily related to increases in accounts payable and other liabilities and accrued expenses mainly due to timing of payments, as well as a decrease in inventories. The cash inflow was partially offset by an increase in accounts receivable and other assets.

Cash Flows from Investing Activities

Cash used in investing activities was $10.3 million for 2020 and consisted of $9.0 million for the purchase of capital equipment and software and $1.3 million for acquisitions of immaterial businesses.

Cash used in investing activities was $145.4 million for 2019 and consisted primarily of $126.0 million that was used for the acquisition of SCUF and Origin, $10.3 million payment for the deferred consideration of Elgato acquisition and $8.8 million for the purchase of capital equipment and software.

Cash Flows from Financing Activities

Cash used in financing activities was $79.1 million for 2020 and consisted of repayments of debt of $190.4 million and the payment of offering costs of $8.5 million. These cash outflows were partially offset by proceeds received from issuance of our common stock in connection with our IPO of $118.6 million, after deducting underwriting discounts and commissions, and proceeds received from exercises of employee stock options of $1.3 million.

Cash provided by financing activities was $132.3 million for 2019 and consisted of the net proceeds from issuance of debt of $113.9 million and the proceeds from issuance of common stock of $53.5 million, which were partially offset by the cash used for the repayment of our credit facilities of $27.0 million, the repayment of debt of $4.0 million, the payment of debt issuance costs of $2.5 million and the repurchase of common stock of $1.5 million.

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

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. According to the Consolidated Excess Cash Flow clause as defined in the First Lien, in April 2020, we prepaid $2.6 million of the First Lien Term Loan.  In the fourth quarter of 2020, we prepaid an additional $50.0 million of the First Lien Term Loan with our excess cash on hand.

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

Our obligation under the First Lien is secured by substantially all of our personal property assets and those of our United States-organized subsidiaries, including intellectual property. The First Lien Term Loan includes customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. We were in compliance with all of the covenants as of December 31, 2020.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Debt principal and interest (1)	$384,699	$15,745	$31,490	$337,464	$—
Purchase obligations (2)	95,972	91,171	3,381	1,420	—
Operating leases (3)	28,691	9,457	12,799	4,843	1,592
Contingent and deferred consideration in connection with business acquisitions	5,642	5,642	—	—	—
Total	$515,004	$122,015	$47,670	$343,727	$1,592

(1)

Represents our syndicated First Lien Term Loan and our anticipated repayment schedule for the loan as of December 31, 2020. See Note 8 “Debt” to our combined consolidated financial statements for more information.

(2)

Represents an estimate of our non-cancelable open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2020.

(3)	Consists of contractual obligations from our non-cancelable operating leases for office and warehouse spaces.
(4)

As of December 31, 2020, we had $0.8 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our combined consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these combined consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s estimates, assumptions, and judgments.

Revenue Recognition

Our products are primarily sold through a network of distributors and retailers, including online retailers, and to a lesser extent direct to consumers. We sell hardware products, such as gamer and creator peripherals and gaming components and systems, which may include embedded software that provides advanced performance tuning, user customization and system monitoring.

Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer, which generally occurs upon shipment or delivery to the customer.

We offer return rights and customer incentive programs. Customer incentive programs include special pricing arrangements, promotions, rebates and volume-based incentives.

Rights of return vary by customer and range from the right to return products to limited stock rotation rights allowing the exchange of a percentage of the customer’s quarterly purchases. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on historical return trends. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow us to estimate expected future product returns.

Customer incentive programs are considered variable consideration, which we estimate and record as a reduction to revenue at the time of sale based on actual sales data, historical experiences and forecasted incentives. Certain customer incentives require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as “breakage”. We account for breakage as part of variable consideration, subject to constraint, and record the estimated impact in the same period when revenue is recognized at the expected value. Significant management judgments and estimates are used to determine the amount of variable consideration to be recognized, as well as any subsequent adjustments to it, such that it is probable that a significant reversal of revenue will not occur.

Business Combinations

We allocate the fair value of purchase consideration to tangible assets, liabilities including contingencies assumed, and intangible assets acquired in a business combination. Any excess fair value of purchase consideration over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. The allocation of the purchase consideration requires management to make estimates and assumptions, based in part on our judgments, in determining the fair value of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are inherently difficult, subjective and have varying degrees of estimation uncertainty, and if different estimates were used, the fair value allocation to the acquired intangible assets could be different. Therefore, our assessment of the estimated fair value of each of these assets can have a material effect on our combined consolidated financial statements.

Recent Accounting Pronouncements

Refer to Note 1 to the combined consolidated financial statements included in this Annual Report on Form 10-K for recent accounting pronouncements adopted and to be adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of December 31, 2020, we had cash and restricted cash of $133.6 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes. As of December 31, 2020, we had indebtedness of $321.4 million under the syndicated First Lien Term Loan which bears variable market rates, primarily LIBOR. A significant change in these market rates may adversely affect our operating results. As of December 31, 2020, a hypothetical 100 basis point change in interest rates would result in a change to interest expense by approximately $0.5 million in fiscal 2020.

Foreign Currency Risk

Approximately 18% of our net revenue in fiscal 2020 was denominated in foreign currencies. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We analyzed our foreign currency exposure to identify assets and liabilities denominated in other currencies. As we grow our operations, our exposure to foreign currency risk could become more significant. A hypothetical ten percent change in exchange rates between those currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $5.5 million in our combined consolidated financial statements in fiscal 2020.

The primary currency fluctuations to which we are exposed are the Euro, British Pound and the Chinese Yuan. We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within three months and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $41.6 million and $18.3 million as of December 31, 2020 and 2019, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates recognized in other (expense) income, net was $(1.5) million, $(1.6) million, and $0.4 million in fiscal 2020, 2019, and 2018, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Corsair Gaming, Inc.:

Opinion on the Combined Consolidated Financial Statements

We have audited the accompanying combined consolidated balance sheets of Corsair Gaming, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related combined consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the combined consolidated financial statements). In our opinion, the combined consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the combined consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020, due to the adoption of Accounting Standards Codification (ASC) 842, Leases, and has changed its method of accounting for revenue as of January 1, 2019, due to the adoption of ASC 606, Revenue from Contracts with Customers.

Basis for Opinion

These combined consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the combined consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the combined consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the combined consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the combined consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the transaction price in contracts with customers

As discussed in Note 2 to the combined consolidated financial statements, the transaction price received by the Company from sales to distributors and retailers is net of variable consideration that may include product returns and customer incentives. Estimates of expected future product returns are recorded based on historical return rates, among other factors. Customer incentive programs include special pricing arrangements, promotions, rebates, volume-based incentives, and price protection credits for certain customers. The amounts recorded for accrued reserves for sales returns and accrued reserves for customer incentive programs were $35,673,000 and $49,619,000, respectively, as of December 31, 2020.

We identified the evaluation of the transaction price in contracts with customers as a critical audit matter. Subjective auditor judgment was required to evaluate changes in conditions and events affecting the Company’s (1) historical return rates, and

(2) length of time between when a sale occurs and a return is processed, which are used to determine accrued sales returns. In addition, subjective auditor judgment was required to evaluate the reliability of data used to determine the accrual for certain accrued reserves for customer incentive programs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the historical sales return rate by assessing the historical relationship between sales and returns, considering the effect of external market conditions obtained from peer company data and market publications. We evaluated the length of time between when a sale occurs and return is processed by comparing (1) the return date obtained from return claims from customers to (2) the estimated date the sale occurred obtained from supporting documentation. We evaluated the reliability of data used to determine the accrual for certain customer incentive programs by selecting a sample of incentives recorded during the year and (1) comparing the key inputs to correspondence with customers and customer agreements, and (2) recalculating the total incentive amount and comparing it to the incentive recorded and the claim from the customer if it was received by the Company before December 31, 2020.

We have served as the Company’s auditor since 2007.

/s/ KPMG LLP

San Francisco, California
March 11, 2021

Corsair Gaming, Inc.

Combined Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net revenue	$1,702,367	$1,097,174	$937,553
Cost of revenue	1,236,938	872,887	744,858
Gross profit	465,429	224,287	192,695
Operating expenses:
Sales, general and administrative	257,004	163,033	138,915
Product development	50,064	37,547	31,990
Total operating expenses	307,068	200,580	170,905
Operating income	158,361	23,707	21,790
Other (expense) income:
Interest expense	(35,137)	(35,548)	(32,680)
Other (expense) income, net	(1,182)	(1,558)	183
Total other expense, net	(36,319)	(37,106)	(32,497)
Income (loss) before income taxes	122,042	(13,399)	(10,707)
Income tax (expense) benefit	(18,825)	5,005	(3,013)
Net income (loss)	$103,217	$(8,394)	$(13,720)
Net income (loss) per share
Basic	$1.20	$(0.11)	$(0.18)
Diluted	$1.14	$(0.11)	$(0.18)
Weighted-average shares used to compute net income (loss) per share
Basic	86,256	76,223	75,458
Diluted	90,577	76,223	75,458

The accompanying notes are an integral part of these combined consolidated financial statements.

Corsair Gaming, Inc.

Combined Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$103,217	$(8,394)	$(13,720)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of zero tax	2,477	490	(706)
Unrealized foreign exchange gain (loss) from long-term intercompany loans, net of tax benefit (expense) of $(150), $55, and $300 for the years ended December 31, 2020, 2019, and 2018, respectively	1,221	(278)	(1,520)
Comprehensive income (loss)	$106,915	$(8,182)	$(15,946)

The accompanying notes are an integral part of these combined consolidated financial statements.

Corsair Gaming, Inc.

Combined Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$129,543	$48,165
Restricted cash	3,795	3,552
Accounts receivable, net	293,629	202,334
Inventories	226,007	151,063
Prepaid expenses and other current assets	37,997	24,696
Total current assets	690,971	429,810
Property and equipment, net	16,475	15,365
Goodwill	312,760	312,750
Intangible assets, net	259,317	291,027
Restricted cash, noncurrent	230	230
Other assets	34,362	10,536
TOTAL ASSETS	$1,314,115	$1,059,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$299,636	$182,025
Current portion of debt, net	—	2,364
Other liabilities and accrued expenses	205,745	115,541
Total current liabilities	505,381	299,930
Debt, net including related party balance of nil and $5,779 as of December 31, 2020 and 2019, respectively	321,393	503,448
Deferred tax liabilities	29,752	33,820
Other liabilities, noncurrent	20,199	5,745
TOTAL LIABILITIES	876,725	842,943
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 5,000 shares and nil authorized; nil and nil issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares and 100,000 shares authorized; 91,935 and 84,079 shares issued and outstanding as of December 31, 2020 and 2019, respectively	9	8
Additional paid-in capital	438,667	324,968
Accumulated deficit	(2,813)	(106,030)
Accumulated other comprehensive income (loss)	1,527	(2,171)
Total Stockholders’ Equity	437,390	216,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,314,115	$1,059,718

The accompanying notes are an integral part of these combined consolidated financial statements.

Corsair Gaming, Inc.

Combined Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance as of December 31, 2017	75,025	$8	$249,251	$5,559	$(157)	$254,661
Issuance of common stock in relation to acquisition	868	—	6,226	—	—	6,226
Issuance of common stock for stock option exercises	3	—	10	—	—	10
Dividends paid to common stockholders	—	—	—	(85,000)	—	(85,000)
Stock-based compensation	—	—	2,751	—	—	2,751
Other comprehensive loss	—	—	—	—	(2,226)	(2,226)
Net loss	—	—	—	(13,720)	—	(13,720)
Balance as of December 31, 2018	75,896	8	258,238	(93,161)	(2,383)	162,702
Cumulative effect of adoption of new accounting standard	—	—	—	(3,686)	—	(3,686)
Issuance of common stock in relation to acquisitions	1,322	—	10,000	—	—	10,000
Issuance of common stock for stock option exercises	34	—	124	—	—	124
Issuance of common stock for capital contribution from stockholders	7,046	—	53,500	—	—	53,500
Repurchase of common stock	(219)	—	(742)	(789)	—	(1,531)
Stock-based compensation	—	—	3,848	—	—	3,848
Other comprehensive income	—	—	—	—	212	212
Net loss	—	—	—	(8,394)	—	(8,394)
Balance as of December 31, 2019	84,079	8	324,968	(106,030)	(2,171)	216,775
Issuance of common stock to directors	20	—	—	—	—	—
Issuance of common stock for stock option exercises	327	—	1,337	—	—	1,337
Issuance of common stock upon vesting of restricted stock units	9	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	7,500	1	106,566	—	—	106,567
Stock-based compensation	—	—	5,796	—	—	5,796
Other comprehensive income	—	—	—	—	3,698	3,698
Net income	—	—	—	103,217	—	103,217
Balance as of December 31, 2020	91,935	$9	$438,667	$(2,813)	$1,527	$437,390

The accompanying notes are an integral part of these combined consolidated financial statements.

Corsair Gaming, Inc.

Combined Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$103,217	$(8,394)	$(13,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	5,796	3,848	2,751
Depreciation	9,318	7,384	5,670
Amortization of intangible assets	33,916	30,123	30,893
Debt issuance costs amortization	2,550	2,989	3,420
Loss on debt extinguishment	4,114	—	—
Deferred income taxes	(7,476)	(11,535)	(3,017)
Other	2,594	(347)	(36)
Changes in operating assets and liabilities:
Accounts receivable	(91,492)	(48,033)	(7,339)
Inventories	(80,086)	15,711	(29,753)
Prepaid expenses and other assets	(7,953)	(1,619)	(10,869)
Accounts payable	116,522	16,203	25,835
Other liabilities and accrued expenses	77,933	30,773	(3,413)
Net cash provided by operating activities	168,953	37,103	422
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1,291)	(126,104)	(30,210)
Payment of deferred consideration	—	(10,300)	—
Purchase of property and equipment	(8,989)	(8,848)	(8,345)
Purchase of intangible asset	—	(175)	—
Net cash used in investing activities	(10,280)	(145,427)	(38,555)
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	113,885	113,575
Repayment of debt	(190,394)	(3,969)	(3,088)
Payment of debt issuance costs	(194)	(2,450)	(1,836)
(Repayments of) borrowings from line of credit, net	—	(27,000)	27,000
Proceeds from initial public offering, net of $8,925 underwriting discounts and commissions	118,575	—	—
Payment of other offering costs	(8,455)	(245)	(3,307)
Proceeds from issuance of common stock to common stockholders	—	53,500	—
Cash dividends paid to common stockholders	—	—	(85,000)
Repurchase of common stock	—	(1,531)	—
Proceeds from exercise of stock options	1,337	124	10
Net cash provided by (used in) financing activities	(79,131)	132,314	47,354
Effect of exchange rate changes on cash	2,079	37	(331)
Net increase in cash and restricted cash	81,621	24,027	8,890
Cash and restricted cash at the beginning of the period	51,947	27,920	19,030
Cash and restricted cash at the end of the period	$133,568	$51,947	$27,920
Supplemental cash flow disclosures:
Cash paid for interest	$27,957	$32,842	$28,865
Cash paid for income taxes	13,505	571	6,122
Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,832	$927	$2,660
Issuance of common stock relating to business acquisitions	—	10,000	6,226
Deferred purchase consideration (Note 5)	145	7,641	10,331
Measurement period adjustments relating to business acquisitions	1,531	—	—
Deferred offering costs included in accounts payable and accrued expenses	—	2,255	1,989

The accompanying notes are an integral part of these combined consolidated financial statements.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Corsair Gaming, Inc., a Delaware corporation, together with its subsidiaries (collectively, “Corsair” the “Company”, “we”, “us”, or “our”), is a global provider and innovator of high-performance gear for gamers, streamers and content creators.

Corsair is organized into two reportable segments:

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear including capture cards, Stream Decks, USB microphones, studio accessories and EpocCam software, as well as coaching and training services, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

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

Unless otherwise indicated, the accompanying combined consolidated financial statements and related notes that reference Corsair’s capitalization, including other matters relating to equity, share, and per share information, have been retroactively revised to reflect the Reorganization for all periods presented. Accordingly, references in the footnotes related to transactions entered into by the Parent involving the Parent’s units or options to purchase the Parent’s units have been revised as common share equivalents of Corsair and options to purchase shares of Corsair’s common stock using the ratio of Corsair’s issued and outstanding shares immediately post-Reorganization to the Parent’s issued and outstanding units immediately post-Reorganization but prior to the unit exchanges described above.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Initial Public Offering and Secondary Offering

On September 25, 2020, we completed our initial public offering (IPO). In connection with the IPO, we sold 7,500,000 shares of common stock at $17.00 per share, resulting in proceeds of $118.6 million, net of the underwriting discounts and commissions and before offering costs. In connection with the IPO, certain selling stockholders sold 6,500,000 shares of common stock at $17.00 per share. Subsequent to the IPO, certain selling stockholders further sold 1,135,375 shares pursuant to the underwriters’ exercise of their option to purchase additional shares.

On January 26, 2021, we completed a secondary offering of our common stock where certain selling stockholders sold 8,625,000, shares of common stock at $35.00 per share.

We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in other assets in the combined consolidated balance sheets. After the IPO, $12.0 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds in the combined consolidated balance sheet as of December 31, 2020. The amount of deferred offering costs capitalized as of December 31, 2019 was $5.8 million.

Basis of Presentation

The accompanying combined consolidated financial statements include those of Corsair and its subsidiaries, after elimination of all intercompany balances and transactions. These combined consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, deferred income tax, and common stock (prior to the IPO completed in September 2020). These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Risks and Uncertainties related to the COVID-19 Pandemic

Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced some business disruptions due to COVID-19 including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs, which led to an increase in operating costs. This negative financial impact has been offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions. The increase in demand continued into the second half of 2020 as the COVID-19 pandemic continues. However, as the global economic activity slows down, the demand for our gear could decline despite these trends. The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

As of the date of issuance of these combined consolidated financial statements, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions due to COVID-19 to the carrying value of our

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the combined consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the combined consolidated financial statements.

Revenue Recognition

Our products are primarily sold through a network of distributors and retailers, including online retailers, and to a lesser extent direct to consumers. We sell hardware products, such as gamer and creator peripherals and gaming components and systems, which may include embedded software that provides advanced performance tuning, user customization and system monitoring. Hardware devices are generally plug and play, requiring no configuration and little or no installation.

Under Topic 605, we recognized revenue when persuasive evidence of an arrangement exists, delivery has occurred, title has transferred, the price becomes fixed or determinable and collectability is reasonably assured. Evidence of an arrangement existed when there is a customer contract or a standard customer purchase order. We considered delivery complete when title and risk of loss transfer to the customer, which is generally upon shipment, but no later than physical receipt by the customer.

On January 1, 2019 we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2018. Results for reporting periods beginning after December 31, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under Topic 605.

Under Topic 606, we determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with the customer
•	identification of the performance obligations in the contract
•	determination of the transaction price
•	allocation of the transaction price to the performance obligations in the contract, and
•	recognition of revenue when, or as the performance obligation is fulfilled

With the adoption of Topic 606, revenue is recognized when performance obligations are satisfied under the terms of the contracts, and control of the products is transferred to the customers in an amount that reflects the consideration we expect to receive from the customers in exchange for those products or services. Generally, the control of the products is transferred to the customer occurs upon shipment or delivery to customer.

Our revenue recognition policies are consistent worldwide.

Our products are primarily sold through a network of distributors and retailers, including online retailers, and to a lesser extent direct to consumers. We sell hardware products, such as gamer and creator peripherals and gaming components and systems. These products are hardware devices, which may include embedded software that function together, and are considered as one performance obligation. Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer which generally occurs upon shipment or delivery to customer. We report revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as other liabilities and accrued expenses until remitted to the relevant government authority.

Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included as part of our distribution costs recorded under sales, general and administrative expenses. Costs of maintaining our web store and credit card processing fees related to sales on our webstore are recorded under sales, general and administrative expenses.

We generally provide a warranty on products that provides assurance that our products conform to published specifications. Such assurance-type warranties are not deemed to be separate performance obligations from the product, and costs associated with providing the warranties are accrued in accordance with ASC 460-10, Guarantees.

We offer return rights and customer incentive programs. Customer incentive programs include special pricing arrangements, promotions, rebates and volume-based incentives.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

We have agreements with certain customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction. Our decision to make price reductions is influenced by product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Accruals for estimated expected future pricing actions are recognized at the time of sale based on analysis of historical pricing actions by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.

The transaction price received by us from sales to distributors and retailers is calculated as selling price net of variable consideration which may include product returns, price protection, and our estimate of claims for customer incentive programs related to current period product revenue.

Rights of return vary by customer and range from the right to return products to limited stock rotation rights allowing the exchange of a percentage of the customer’s quarterly purchases. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on historical return trends. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow us to estimate expected future product returns.

We normally require payments from customers within 30 to 90 days from invoice date. We do not generally modify payment terms on existing receivables. Our contracts with customers typically do not include significant financing components as the period between the satisfaction of the performance obligations and timing of payment are generally within one year.

Customer incentive programs are considered variable consideration, which we estimate and record as a reduction to revenue at the time of sale based on historical experience and forecasted incentives. Certain customer incentives require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as “breakage”. We account for breakage as part of variable consideration, subject to constraint, and record the estimated impact in the same period when revenue is recognized at the expected value. Significant management judgment and estimates are used to determine the amount of variable consideration to be recognized, as well as any subsequent adjustments to it, such that it is probable that a significant reversal of revenue will not occur.

During the years ended December 31, 2020 and 2019, we did not recognize any material revenue adjustments related to performance obligations satisfied in prior periods as a result of changes in estimated variable consideration. Because performance obligations in our contracts with customers relate to contracts with a duration of less than one year, we have elected to apply the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers, inbound freight costs from manufacturers to our distribution hubs, as well as inter-hubs shipments, duties and tariffs, warranty replacement costs, costs to process and rework returned items, depreciation of tooling equipment, warehousing costs, excess and obsolete inventory write-downs, certain allocated costs related to facilities and IT department, and personnel-related expenses and other operating expenses related to supply chain logistics.

Distribution Costs

Distribution costs, recorded as a component of sales, general and administrative expenses, include the costs to operate two of our distribution hubs internally and the costs paid to third-party logistics providers to operate our remaining four distribution hubs. Distribution costs also include the costs of shipping products to customers through third party carriers. Amounts billed to customers for shipping and handling of products are recorded in net revenue. We do not consider distribution costs to be part of the costs to bring our products to the finished condition and therefore record such distribution costs as sales, general and administrative expense rather than in cost of revenue.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Product Development Costs

Product development costs are generally expensed as incurred and reported in the combined consolidated statements of operations. Product development costs consist primarily of the costs associated with the design and testing of new products and improvements to existing products. These costs relate primarily to compensation of personnel and consultants involved with product design, definition, compatibility testing and qualification. To date, almost all of the software development costs have been expensed as incurred because the period between achieving technological feasibility and the release of the software has been short and development costs qualifying for capitalization have been insignificant.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales, general and administrative expense in the combined consolidated statements of operations. Advertising and promotion expenses were $19.1 million, $11.3 million, and $8.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Stock-Based Compensation

We measure and recognize compensation for all stock-based compensation awards, including stock options and restricted stock units (“RSU”), based upon the grant-date fair value of those awards. The fair value of our stock option awards is estimated at grant date using a Black-Scholes-Merton option-pricing model. The fair value of our RSUs is calculated based on the market value of our stock at the grant date. Stock-based compensation is recognized on a straight-line basis over the requisite service period based on awards ultimately expected to vest. We have elected to recognize actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur.

Segments

Operating segments are based on components of a company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by its chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available.

We have two reportable segments:

•

Gamer and Creator Peripherals, which includes high-performance gaming keyboards, mice, headsets, controllers, and our gaming gear including capture cards, Stream Decks, USB microphones, studio accessories and EpocCam software, as well as coaching and training services, among others.

•

Gaming Components and Systems, which includes high performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

Our CODM is determined to be Corsair’s Chief Executive Officer. The results of the reportable segments are derived directly from our reporting system and are based on the methods of internal reporting which are not necessarily in conformity with GAAP. The segmental net revenue and gross profit are used to evaluate the performance of, and allocate resources to, each of the segments.

Cash and Restricted Cash

Total restricted cash as of December 31, 2020 and 2019 was $4.0 million and $3.8 million, respectively. The restricted cash serves as collateral for certain bank guarantees, customer deposits and security deposits.

Accounts Receivable, net

Accounts receivable from contracts with customers are recorded at the invoiced amount when we have an unconditional right to consideration, net of allowance for credit losses. We maintain trade credit insurance to mitigate credit risks on certain of our accounts receivable that reimburse us for up to 90% of collection losses. We estimate an allowance for credit losses by using a combination of relevant information including historical loss information, adjusted to take into account current market conditions and our customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, and the current payment terms.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist principally of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with various high-quality financial institutions with investment-grade ratings and we have not experienced any losses.

One customer accounted for more than 10% of our consolidated net revenue for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, and 2019, two customers each represented more than 10% of our accounts receivable, net.

Inventories

Inventories primarily consist of finished goods and to a lesser extent component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at lower of cost and net realizable value using the weighted average cost method of accounting. We assess the valuation of inventory balances including an assessment to determine potential excess and/or obsolete inventory. We may be required to write down the value of inventory if estimates of future demand and market conditions indicate estimated excess or obsolete inventory. For the periods presented, we have not experienced significant write-downs.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Major improvements that extend the life, capacity or improve the safety of an asset are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, determined to be two to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Fair Value of Financial Instruments

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

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in our combined consolidated financial statements on a recurring basis. Our financial instruments, including cash, restricted cash, accounts receivable, accounts payable, borrowings from credit lines and other liabilities and accrued expenses approximate fair value due to their short-term maturities. Management believes that the long-term debt bearing variable interest rates represents the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recorded at the date of acquisition at their respective fair values. Goodwill is recorded when consideration paid in a purchase acquisition exceeds the fair value of the net assets acquired. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. We include the results of operations of the acquired business in the combined consolidated financial statements prospectively from the date of

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

acquisition. Acquisition-related charges, including primarily third-party professional fees, accounting fees and legal fees are recognized separately from the business combination and are expensed as incurred.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Identifiable intangible assets with finite lives are carried at cost and amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method. Amortization expense related to patents is included in cost of revenues. Amortization expense related to developed technology is included in product development costs. Amortization expense related to customer relationships, trade name and non-compete agreements is included in sales, general and administrative costs.

For definite-lived intangible assets, we evaluate the recoverability of intangible assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. No such impairment charges were recorded in the periods presented.

We test for goodwill impairment at the reporting unit level on an annual basis at October 1, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceeds directly to the quantitative impairment test.

A qualitative assessment requires that we consider events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting segment’s net assets and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair values of our reporting units are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.

For the year ended December 31, 2020, we elected to perform the qualitative assessment and determined that an impairment was not more likely than not and no further analysis was required.

Warranty Reserve

All of our products are covered by warranty to be free from defects in material and workmanship for periods ranging from six months to five years, and for life for memory products. Our warranty does not provide a service beyond assuring that the product complies with agreed-upon specifications and is generally not sold separately. At the time of sale, an estimate of future warranty costs is recorded as a component of cost of revenue and a warranty liability is recorded for estimated costs to satisfy the warranty obligation. The estimate of the costs to fulfill our warranty obligations is based on historical experience and expectations of future costs to repair or replace.

Deferred Issuance Costs and Debt Discounts

Costs incurred in obtaining long-term financing paid to parties other than creditors are considered a debt issuance cost. Amounts paid to creditors are recorded as a reduction in the proceeds received by the creditor and are considered a discount on the issuance of debt. Deferred issuance costs and debt discounts are amortized over the terms of the long-term financing agreements using the effective-interest method and recorded as a deduction of the carrying amount of the debt in the combined consolidated balance sheets. Deferred issuance costs of our revolving line of credit are recorded in prepaid expenses and other current assets and other assets, according to the timing of amortization.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the repurchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. As of December 31, 2020, and 2019, we recognized $5.9 million and $0.8 million, respectively, in prepaid inventories and accrued liabilities in the combined consolidated balance sheet related to such nonmonetary transactions with our manufacturers.

Because the transactions are nonmonetary, they have not been included in the combined consolidated statements of cash flows pursuant to ASC 230, Statement of Cash Flows.

Foreign Currency

For subsidiaries that have non-U.S. dollar functional currencies, the assets and liabilities of these subsidiaries are translated using period-end exchange rates. Revenues and expenses are translated using average exchange rates in effect during the reporting period. Cumulative translation gains and losses are included as a component of stockholders’ equity in accumulated other comprehensive loss.

Monetary assets or liabilities denominated in currencies other than the functional currency are remeasured using exchange rates prevailing on the balance sheet date. Foreign currency remeasurement gains and (losses), net is included in other (expense) income, net in the combined consolidated statements of operations and the amounts were $1.6 million, $1.4 million and $(0.4) million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts do not include the change in fair value of our foreign currency forward contracts. Refer to Note 4, Derivative Financial Instruments for more information on our hedging instruments.

Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded in other comprehensive loss.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the tax and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized. We are subject to foreign income taxes on our foreign operations. All deferred tax assets and liabilities are classified as non-current in the combined consolidated financial statements.

Uncertain Tax Positions

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained on examination based on the technical merit of the position. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. Interest charges and penalties related to unrecognized tax benefits are recognized as a component of the income tax (expense) benefit.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period, without consideration of potential dilutive securities. Diluted net income per share is computed based

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

on the weighted-average number of shares outstanding during the period, adjusted to include the incremental shares expected to be issued for assumed exercise of options under the treasury stock method.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, and subsequent updates (collectively, referred to as Accounting Standard Codification 842 or Topic 842). Topic 842 requires a lessee to recognize right of use (“ROU”) assets and lease liabilities on the combined consolidated balance sheet and to disclose key information related to the leasing arrangements.

On January 1, 2020, we adopted Topic 842 using the modified retrospective method, applying Topic 842 to all leases existing at the date of initial application. We elected to use the effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. We elected the package of transitional practical expedients, which among other provisions, allows us to carry forward prior conclusions about lease identification and classification. In addition, for operating leases, we elected to account for lease and non-lease components as a single lease component. We also made an accounting policy election not to apply the recognition guidance of Topic 842 to record all leases that, at the lease commencement date, have a lease term of 12 months or less on the combined consolidated balance sheet.

The adoption of Topic 842 had a material impact to our combined consolidated balance sheet but did not have an impact on our combined consolidated statements of operations or cash flows. As a result of adopting Topic 842 as of January 1, 2020, we recognized lease liabilities of $17.9 million and corresponding ROU assets of $17.7 million. See Note 17, Leases, for additional information.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further updated and clarified by the FASB through issuance of additional related ASUs. ASU 2016-13 replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. We adopted this standard effective January 1, 2020 using a modified retrospective approach. The adoption of this new standard did not have a material impact on our combined consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We adopted this standard effective January 1, 2020. The adoption of this new standard did not have a material impact on our combined consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), to modify certain disclosure requirements on fair value measurements in Topic 820. We adopted this standard effective January 1, 2020. The adoption of this new standard did not have a material impact on our combined consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. As permitted by ASU 2018-15, we early-adopted this standard on a prospective basis beginning January 1, 2019. The adoption of this ASU did not have a material impact on our combined consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), to simplify various aspects related to the accounting for income taxes. The new guidance is effective for us beginning in year 2021. We do not anticipate the adoption of this accounting standard update will have a material impact on our combined consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance is effective, at our election, beginning March 12, 2020 through

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

December 31, 2022. Our term loan and revolving line of credit have interest payments that are correlated to a reference rate, and we are currently evaluating the impact of adopting this guidance and the potential effects it could have on our combined consolidated financial statements.

3. Fair Value Measurement

The following tables summarize our financial assets and liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Liabilities:
Contingent cash consideration in connection with a business acquisition—Origin(1)	$—	$—	$2,887	$2,887
Contingent cash consideration in connection with a business acquisition—SCUF(2)	—	—	1,250	1,250
Deferred cash consideration in connection with a business acquisition—Origin(3)	—	—	1,505	1,505
Foreign currency forward contracts(4)	—	819	—	819
Total liabilities	$—	$819	$5,642	$6,461

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Liabilities:
Contingent cash consideration in connection with a business acquisition—Origin(1)	$—	$—	$3,964	$3,964
Contingent consideration in connection with a business acquisition—SCUF(2)	—	—	1,638	1,638
Deferred cash consideration in connection with a business acquisition—Origin(3)	—	—	1,411	1,411
Foreign currency forward contracts(4)	—	335	—	335
Total liabilities	$—	$335	$7,013	$7,348

(1)

The fair value of the Origin earn-out liability is estimated at acquisition date using a Monte Carlo Simulation, a simulation-based measurement technique with significant inputs that are not observable in the market and thus represents a level 3 fair value measurement. The significant inputs in the fair value measurement not supported by market activity included the expected future standalone EBITDA of Origin during the earn-out period, appropriately discounted by a risk adjustment factor, considering the uncertainties associated with the obligation, its associated volatility, and calculated in accordance with the terms of the Unit Purchase Agreement for this acquisition. As a result of fair value remeasurements on the Origin earnout liability, we have recorded a charge of $1.0 million and a credit of $0.6 million in the year ended December 31, 2020 and 2019, respectively to our sales, general and administrative expenses. The earn-out liability of $2.4 million based on Origin’s 2019 standalone EBITDA was fully paid in April 2020. The remaining earnout liability of $2.9 million, determined based on the contractual amount, will be paid in 2021.

(2)

The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement. These estimates involve unobservable inputs and thus represent a level 3 fair value measurement. The $1.6 million liability as of December 31, 2019 was subject to update upon filing our tax returns for tax years 2019 through 2021. The $1.3 million liability as of December 31, 2020 is consisted of $0.1 million based on contractual amount and the remaining $1.2 million is subject to update upon filing our tax returns for tax years 2020 and 2021.

(3)

The fair value of Origin’s deferred cash consideration is determined at the Origin acquisition date by using the contractual cash payments and a discount rate of 6.5%. This discount rate approximated our borrowing rate under the revolving line of credit at the acquisition date and represented a Level 3 input under the fair value hierarchy. This liability was fully repaid in January 2021.

(4)

The fair values of the forward contracts and interest rate cap contract are based on similar exchange traded derivatives and the related asset or liability is, therefore, included within Level 2 of the fair value hierarchy.

4. Derivative Financial Instruments

From time to time, we enter into derivative instruments such as foreign currency forward contracts, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated assets and liabilities, and interest rate

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

cap contracts, to minimize our exposure to interest rate movements on our variable rate debts. The derivative instruments are recorded at fair value in prepaid expenses and other current assets or other liabilities and accrued expenses on the combined consolidated balance sheets. We do not designate such instruments as hedges for accounting purposes; accordingly, changes in the value of these contracts are recognized in each reporting period in other (expense) income, net in the combined consolidated statements of operations. We do not enter into derivative instruments for trading purposes.

The foreign currency forward contracts generally mature within three to four months. The notional principal amount of outstanding foreign exchange forward contracts was $41.6 million and $18.3 million as of December 31, 2020 and December 31, 2019, respectively. The fair value gain (loss) recognized in other (expense) income, net in relation to these derivative instruments was $(3.0) million, $(0.2) million, and $0.1 million for the year ended December 31, 2020, 2019, and 2018, respectively.

We entered into interest rate contracts in 2020 and the contracts mature on June 30, 2022. We recognized $0.5 million net loss for the change in fair value of the interest rate contracts in interest expense for the year ended December 31, 2020.

5. Business Combinations

2020 Immaterial Acquisitions

For the year ended December 31, 2020, we completed two immaterial acquisitions, EpocCam and Gamer Sensei, for total cash consideration of $1.3 million, which were accounted for using the acquisition method of accounting.

2019 Acquisition

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

Subsequent to the SCUF Acquisition Closing Date, we recorded measurement period adjustments which reduced purchase price, inventories and goodwill by $1.8 million, $0.5 million and $1.3 million, respectively, and accordingly, the SCUF Acquisition total adjusted purchase consideration was $136.0 million. The SCUF Acquisition purchase consideration consisted of (i) $128.2 million cash consideration (including the payment of SCUF’s transaction costs and debt on behalf of SCUF), (ii) $8.0 million equity consideration (an issuance of approximately 1.1 million equivalent shares of our common stock immediately post-Reorganization and prior to the exchange agreements described in Note 1), (iii) $1.3 million estimated contingent cash consideration relating to our expected utilization of the acquired SCUF tax liabilities or tax benefits relating to pre-acquisition SCUF results in our taxable periods from 2019 to 2021, (iv) additional cash earn-out based on the achievement of certain SCUF standalone EBITDA targets for 2019 and the ability of SCUF to renew a licensing agreement with a certain vendor, which were determined to have zero value based on the assessment of the outcome of these contingent events on the SCUF Acquisition Closing Date, and (v) net of $1.5 million contingent cash consideration paid on the SCUF Acquisition Closing Date that is expected to be returned by the sellers to us to fund an incentive payment to certain ex-SCUF employees who joined Corsair and are required to remain employed through a contractual service period.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Final purchase price allocation

The following table summarizes the final allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the SCUF Acquisition Closing Date.

(In thousands)
Assets acquired:
Cash	$6,947
Accounts receivable	4,587
Inventories	12,800
Prepaid and other assets	1,377
Identifiable intangible assets	71,890
Property and equipment	2,927
Other assets	40
Liabilities assumed:
Accounts payable	(9,182)
Sales tax payable	(5,533)
Deferred revenue	(3,752)
Other liabilities and accrued expenses	(8,416)
Deferred tax liabilities	(10,015)
Net identifiable net assets acquired	$63,670
Goodwill	72,339
Net assets acquired	$136,009

The fair value of the inventory acquired was estimated using the expected selling price of the inventory, then deducting direct selling expenses and a reasonable allocation of profit to a likely buyer. The difference between the fair value of the inventories and the amount recorded by SCUF immediately before the acquisition date was $1.5 million, which was recognized in cost of revenue in the combined consolidated statements of operations upon the sale of the acquired inventory.

The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill at $72.3 million, is primarily related to the value of the acquired workforce and the ability to design and generate revenue from future technology and customers. The goodwill and identifiable intangible assets are not deductible for tax purposes.

The following table summarizes the components of identifiable intangible assets acquired and their estimated useful lives as of the SCUF Acquisition Closing Date:

	Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Patents	$30,500	8
Developed technology	18,600	6
Customer Relationships	590	5
Trade name	22,200	15
Total identifiable intangible assets	$71,890

Intangible assets acquired as a result of the SCUF Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Amortization expenses of patent and developed technology are included in cost of revenue and product development expense, respectively. Amortization expenses of customer relationships and trade names are included in sales, general and administrative expense in the combined consolidated statements of operations.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

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

Subsequent to the Origin Closing Date, we recorded measurement period adjustments which increased the purchase price by $0.2 million and reduced other liabilities and accrued expenses by $0.3 million and goodwill by $0.1 million, and accordingly, the Origin Acquisition total adjusted purchase consideration was $13.8 million. The Origin Acquisition purchase consideration consisted of (i) $5.5 million cash consideration (including the payment of Origin’s transaction costs and debt on behalf of Origin), (ii) $2.0 million equity consideration provided by Corsair (which was immediately exchanged for approximately 0.2 million equivalent shares of our common stock immediately post-Reorganization and prior to the exchange agreements described in Note 1), (iii) $1.4 million deferred cash consideration payable 18 months after closing, not contingent on any future conditions, (iv) $4.6 million of additional cash earn-out based on the achievement of certain Origin standalone EBITDA targets for 2019 and 2020, and (v) $0.3 million estimated contingent cash consideration relating to the finalization of pre-acquisition sales tax liabilities owed to Origin’s sellers according to the terms of the Origin Unit Purchase Agreement.

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

The estimated fair value of Origin’s contingent earn-out based on Origin’s standalone 2019 and 2020 EBITDA was decreased from $4.6 million at the Origin Closing Date to $4.0 million at December 31, 2019 primarily resulting from Origin’s lower-than-expected EBITDA for 2020. The earn-out liability of $2.4 million based on Origin’s 2019 EBITDA was fully paid in April 2020. The remaining earn-out liability was remeasured based on Origin’s actual 2020 EBITDA and increased from $1.6 million to $2.6 million as of December 31, 2020 due to improvement in Origin’s financial performance primarily from higher-than-expected revenue. The 2020 earn-out liability is expected to be paid in 2021. As a result, the $0.6 million decrease and the $1.0 million increase in the fair value of the Origin earn-out liability was recorded to sales and general administrative expenses in our combined consolidated statement of operations in 2019 and 2020, respectively.

Acquisition-related costs

We incurred acquisition-related costs of approximately $1.0 million, $2.6 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and these costs are recorded in sales, general and administrative expenses in the combined consolidated statement of operations.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information combines the unaudited combined consolidated results of operations as if the SCUF Acquisition had occurred as of January 1, 2019:

Year Ended December 31,
2019
(in thousands)
Net revenue	$1,165,502
Net loss	(24,598)

The unaudited pro forma adjustments to net loss primarily include amortization for intangible assets acquired, the purchase accounting effect on contract liabilities assumed and inventory acquired, acquisition-related costs and interest expense related to financing arrangements. The unaudited pro forma combined consolidated information is provided for informational purposes only and is not indicative of the results of operations that would have been achieved if the SCUF Acquisition and any borrowings undertaken to finance the SCUF Acquisition had taken place at the beginning of the periods presented.

Pro forma financial information for the Origin Acquisition was not prepared because the effects of the acquisition were not material to our combined consolidated statement of operations for 2019.

6. Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have four reporting units: Gaming Peripherals, Gaming Components, Gaming Memory and Gaming Systems. The Gamer and Creator Peripherals segment includes the Gaming Peripherals reporting unit, and the Gaming Components and Systems segment includes the Gaming Components, Gaming Memory and Gaming Systems reporting units.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment:

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

	(In thousands)
December 31, 2018	$133,063	$93,616	$226,679
Addition from business acquisitions	12,317	73,778	86,095
Effect of foreign currency exchange rates	(5)	(19)	(24)
December 31, 2019	$145,375	$167,375	$312,750
Addition from business acquisitions	—	690	690
Measurement period adjustments	(47)	(1,326)	(1,373)
Effect of foreign currency exchange rates	316	377	693
December 31, 2020	$145,644	$167,116	$312,760

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Intangible assets, net

The following table is a summary of intangible assets, net:

			December 31, 2020			December 31, 2019
	Weighted Average Useful Life	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in years)	(In thousands)
Developed technology	5.6 years	4.3	$31,016	$8,892	$22,124	$44,243	$17,536	$26,707
Trade name	15.0 years	13.6	30,632	2,873	27,759	30,253	833	29,420
Customer relationships	10.0 years	6.6	218,469	72,892	145,577	218,459	50,916	167,543
Patent	7.9 years	6.9	31,802	4,207	27,595	30,721	130	30,591
Non-competition agreements	5.0 years	1.6	2,521	1,689	832	3,110	1,774	1,336
Total finite-life intangibles		7.3	314,440	90,553	223,887	326,786	71,189	255,597
Indefinite life trade name	Indefinite life		35,430	—	35,430	35,430	—	35,430
Total intangible assets			$349,870	$90,553	$259,317	$362,216	$71,189	$291,027

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

Amortization expense of intangible assets is recognized in our combined consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Cost of revenue	$3,898	$130	$—
Sales, general and administrative	24,535	23,035	22,746
Product development	5,483	6,958	8,147
Total amortization of intangible assets	$33,916	$30,123	$30,893

The estimated future amortization expense of intangible assets as of December 31, 2020 is as follows:

Amounts
(in thousands)
2021	$34,277
2022	34,101
2023	32,699
2024	31,253
2025	30,948
Thereafter	60,609
Total	$223,887

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

7. Balance Sheet Components

Cash and Restricted Cash

	December 31,
	2020	2019

	(In thousands)
Cash	$129,543	$48,165
Restricted cash—short term	3,795	3,552
Restricted cash—noncurrent	230	230
Total cash and restricted cash	$133,568	$51,947

Accounts Receivable, net	December 31,
	2020	2019

	(In thousands)
Accounts receivable	$293,975	$202,546
Allowance for credit losses	(346)	(212)
Accounts receivable, net	$293,629	$202,334

Inventories

	December 31,
	2020	2019

	(In thousands)
Raw materials	$52,165	$25,547
Work in progress	9,654	2,690
Finished goods	164,188	122,826
Inventories	$226,007	$151,063

Property and Equipment, Net

	December 31,
	2020	2019

	(In thousands)
Manufacturing equipment	$22,035	$15,291
Computer equipment, software and office equipment	9,407	6,958
Furniture and fixtures	3,675	2,602
Leasehold improvements	4,521	3,544
Total property and equipment	$39,638	$28,395
Less: Accumulated depreciation and amortization	(23,163)	(13,030)
Property and equipment, net	$16,475	$15,365

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Other Liabilities and Accrued Expenses

	December 31,
	2020	2019

	(In thousands)
Accrued reserves for customer incentive programs	$49,619	$36,582
Accrued reserves for sales returns	35,673	24,610
Accrued payroll and related expenses	26,877	10,638
Income tax payable	22,445	8,524
Operating lease liabilities, current	9,070	—
Other	62,061	35,187
Other liabilities and accrued expenses	$205,745	$115,541

Contract Balances

Contract assets represent amounts that have been recognized as revenue but for which we did not have the unconditional right to invoice the customer. There were no contract assets as of December 31, 2020 and 2019.

Contract liabilities consist of deferred revenue and unearned revenue.

Deferred revenue consists primarily of amounts that have been shipped and invoiced but not recognized as revenue as of period end because the control of the inventory has not been passed to the customer. Revenue will be recognized when the customer has obtained control of the inventory sold, which is generally within 3 months or less. The current portion of deferred revenue balances are recognized over the next 12 months. As of December 31, 2020, the current and long-term portion of our deferred revenue was $1.8 million and $0.5 million, respectively. As of December 31, 2019, the current and long-term portion of our deferred revenue was $2.9 million and $0.4 million, respectively.

Unearned revenue consists of payments received from customers in advance of product shipment for our webstore orders. These orders are generally shipped within two weeks from order date and revenue will be recognized when the customer has obtained control of the inventory sold. The unearned revenue balance as of December 31, 2020 and 2019 was $8.0 million and $1.3 million, respectively, and the increase in unearned revenue from prior year was primarily due to higher backlog of webstore orders not yet shipped at the end of 2020 compared to 2019.

Unearned revenue and the current portion of deferred revenue are included in other liabilities and accrued expenses, and the long-term portion of deferred revenue is included in other liabilities on the combined consolidated balance sheets.
8. Debt

First Lien Credit and Guaranty Agreement

On August 28, 2017, we entered into a syndicated First Lien Credit and Guaranty Agreement (“First Lien”) with various financial institutions. The First Lien originally provided a $235 million term loan (“First Lien Term Loan”) for a business acquisition and to repay existing indebtedness of the acquired company and a $50 million revolving line-of-credit (“Revolver”). The First Lien and the Revolver mature on August 28, 2024 and August 28, 2022, respectively. Subsequently, we entered into several amendments to the First Lien and the principal amount of the First Lien Term Loan was increased by $10 million in 2017 and increased by $115 million in each of 2018 and 2019, primarily to fund various business acquisitions and operational needs.

The First Lien Term Loan initially carried interest at a rate equal to, at our election, either the (a) greatest of (i) the prime rate, (ii) sum of the Federal Funds Effective Rate plus 0.5%, (iii) one month LIBOR plus 1.0% and (iv) 2%, plus a margin of 3.5%, or (b) the greater of (i) LIBOR and (ii) 1.0%, plus a margin of 4.5%. The Revolver initially bore interest at a rate equal to, at our election, either the (a) greatest of (i) the prime rate, (ii) sum of the Federal Funds Effective Rate plus 0.5%, (iii) one month LIBOR plus 1.0% and (iv) 2%, plus 3.5%, or (b) the greater of (i) LIBOR and (ii) 1.0%, plus a margin of 4.5%. As a result of the First Lien amendment in October 2018, the First Lien term loan and Revolver margin were both changed to range from 2.75% to 3.25% for base rate loans and to range from 3.75% to 4.25% for Eurodollar loans, based on our net leverage ratio. The effective interest rate of the First Lien Term Loan is 6.45%.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

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

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. According to the Consolidated Excess Cash Flow clause as defined in the First Lien, in April 2020, we prepaid $2.6 million of the First Lien Term Loan.  In the fourth quarter of 2020, we prepaid an additional $50.0 million of the First Lien Term Loan with our excess cash on hand.

The amendments to the First Lien were accounted for as loan modifications.

The following table summarizes the carrying value of the First Lien Term Loan:

	December 31,
	2020	2019

	(In thousands)
Principal amount outstanding	$326,938	$467,332
Less: Debt discount, net of amortization	(2,124)	(3,850)
Less: Debt issuance costs, net of amortization	(3,421)	(5,825)
Carrying amount	$321,393	$457,657

Our obligation under the First Lien is secured by substantially all of our personal property assets and those of our United States-organized subsidiaries, including intellectual property. The First Lien Term Loan includes customary restrictive covenants that impose operating and financial restrictions on Corsair, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. As of December 31, 2020, we were in compliance with all covenants.

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

We had the ability to prepay the Second Lien Term Loan any time after the first and second anniversary without premium or penalty. In the second and third quarters of 2020, with excess cash on hand, we repaid an aggregate of $50 million of the outstanding principal balance of the Second Lien Term Loan and following these repayments, the Second Lien Term Loan was fully repaid and all obligations and covenants thereunder were terminated.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

The following table summarizes the carrying value of the Second Lien Term Loan:

	December 31,
	2020	2019

	(In thousands)
Principal amount outstanding	$—	$50,000
Less: Debt discount, net of amortization	—	(471)
Less: Debt issuance costs, net of amortization	—	(1,374)
Carrying amount	$—	$48,155

The following table summarizes the interest expense recognized for the First Lien and Second Lien:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Contractual interest expense for First Lien and Second Lien Term Loan	$27,387	$29,757	$27,395
Contractual interest expense for Revolver	16	2,758	1,500
Amortization of debt discount	842	946	1,046
Amortization of debt issuance costs	1,790	2,043	2,258
Loss on debt extinguishment	4,114	—	—
Total interest expense recognized	$34,149	$35,504	$32,199

The estimated future principal payments under our total long-term debt as of December 31, 2020 are as follows:

Amounts
(In thousands)
2021	$—
2022	—
2023	—
2024	326,938
2025	—
Total debt	$326,938
Less: Discount and debt issuance costs	(5,545)
Total Debt, net of discount and debt issuance costs	$321,393
Presented on the combined consolidated balance sheet under:
Current portion of debt, net	$—
Debt, net	$321,393

9. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows:

	December 31,
	2020	2019

	(In thousands)
Beginning of the period	$3,991	$2,581
Balance assumed from business acquisitions	—	595
Warranty provision related to products shipped	7,201	5,996
Deductions for warranty claims processed	(5,327)	(5,181)
End of period	$5,865	$3,991

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Unconditional Purchase Obligations

Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (ERP) system and the related support services as well as marketing sponsorship. The total long-term non-cancelable purchase commitment as of December 31, 2020 were as follows:

Amounts
(In thousands)
2021	$1,973
2022	2,099
2023	1,282
2024	1,263
2025	158
$6,775

Our total non-cancelable long-term purchase commitments outstanding as of December 31, 2019 was $1.9 million.

Letters of Credit

The letters of credit outstanding, in aggregate, was $2.0 million and $1.5 million as of December 31, 2020 and 2019, respectively. No amounts have been drawn upon the letters of credit for all periods presented.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms with respect to certain transactions. We have entered into indemnification agreements with directors and certain officers and employees that will require Corsair, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon Corsair to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our combined consolidated balance sheets, statements of operations, or statements of cash flows. We currently have directors’ and officers’ insurance.

10. Stockholders’ Equity

On December 19, 2019, we issued 7,046,049 equivalent shares of our common stock (following the Reorganization and prior to the exchange agreements described in Note 1), as a result of a capital call, for a total capital contribution of $53.5 million to fund the SCUF Acquisition.

During 2019, we issued an aggregate of 1,322,075 equivalent shares of our common stock (following the Reorganization and prior to the exchange agreements described in Note 1), as part of the consideration for business acquisitions. The common stock had an estimated fair value of $10.0 million, in aggregate, at the time of issuance. Refer to Note 5 for additional information regarding our acquisitions.

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

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of December 31, 2020.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

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

In September 2020, we adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective on September 22, 2020, the day prior to the first public trading date of our common stock. The 2020 Plan is the successor and continuation to the 2017 Plan. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards. Incentive stock options may be granted only to employees. All other awards may be granted to eligible employees, non-employee directors and consultants, at the discretion of our board of directors (the “Board”). Under the 2020 Plan, 5,125,000 shares of our common stock are initially reserved for issuance. The 2020 Plan reserve also includes any shares under the 2017 Plan and the 2020 Plan that may become available for issuance if the award terminates without the delivery of shares or if shares are tendered to satisfy the exercise price or tax withholding obligation with respect of the award. The 2020 Plan reserve increases annually on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2030, by an amount equal to the lesser of (a) 4% of the shares outstanding on the last day of the immediately preceding fiscal year or (b) a smaller number of shares as determined by the Board; provided, however, no more than 75,000,000 shares of our common stock may be issued upon the exercise of incentive stock options.

All stock options under the 2017 Plan and the 2020 Plan are issued at exercise prices not less than the fair market value on the date of grant. RSUs have no exercise price. Both stock options and RSUs vest over a period of time as determined by the Board, generally four to five years, and expire ten years from date of grant. As of December 31, 2020, 4,759,890 shares were available for grant under the 2020 Plan.

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

The ESPP is designed to allow eligible employees to purchase shares of our common stock, at semi-annual intervals, with their accumulated payroll deductions. Under the ESPP, participants are offered the option to purchase shares of our common stock at a discount during a series of successive offering periods, the duration and timing of which will be determined by the ESPP administrator. The offering period may not be longer than 27 months in length.  The option purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. Employees may participate through payroll deductions of 1% to 15% of their earnings. No participant may purchase more than 5,000 shares in each offering period and may not subscribe for more than $25,000 in fair market value of shares of our common stock (determined based on the closing stock price on the enrollment date of each offering period) during any calendar year. The first offering period begins on January 1, 2021.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Stock Options Activities

The following table summarizes the stock option activities and related information for the year ended December 31, 2020:

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Balance as of December 31, 2019	8,790,000	$4.86	8.1	$24,949
Granted	1,922,187	9.21
Exercised	(326,450)	4.14
Forfeited/cancelled	(174,000)	6.16
Balance as of December 31, 2020	10,211,737	$5.68	7.7	$311,869
Vested and exercisable as of December 31, 2020	4,416,167	$4.56	7.1	$139,820

The total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 were $1.5 million, $0.1 million and $15 thousand, respectively.

As of December 31, 2020, the unrecognized stock-based compensation cost related to outstanding unvested stock options was $14.7 million, which is expected to be recognized over a weighted average period of 2.9 years.

RSU Activities

The following table summarizes the RSUs activities and related information for the year ended December 31, 2020:

	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share

Balance as of December 31, 2019	—	—
Granted	171,755	$28.66
Vested	(8,823)	17.00
Forfeited/cancelled	(9,444)	28.35
Balance as of December 31, 2020	153,488	$29.35

The weighted-average grant date fair value of all RSUs granted during 2020 was $28.66 per share. The fair value of all RSUs vested during 2020 was $0.1 million.

As of December 31, 2020, the unrecognized stock-based compensation costs related to outstanding unvested RSUs was $ 4.3 million, which is expected to be recognized over a weighted average period of 3.6 year.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Stock-based Compensation

The following table summarizes stock-based compensation expense by line item in our combined consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Cost of revenue	$268	$197	$162
Sales, general and administrative	4,883	3,084	2,182
Product development	645	567	407
Total stock-based compensation expense	$5,796	$3,848	$2,751

Valuation Assumptions

We estimate the fair value of the stock options on the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions:

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value of common stock (per share)	$9.16	$7.59	$6.88
Expected term (years)	6.37	6.48	6.48
Expected volatility	35.8%-44.0%	34.3%-36.1%	33.4%-35.0%
Dividend yield	—	—	—
Range of risk-free interest rate	0.3%-1.8%	1.4-2.6%	2.7%-3.1%

Each of the inputs to the Black-Scholes-Merton pricing model, as discussed below, is subjective and generally requires significant judgment and estimation by management.

Fair Value of Common Stock—Prior to our IPO, the fair value was determined by our board of directors, with input from management and valuation reports prepared by third-party valuation specialists. Stock-based compensation for financial reporting purposes was measured based on updated estimates of fair value when appropriate, such as when additional relevant information related to the estimate became available in a valuation report issued as of a subsequent date. After our IPO, the fair value of each share of underlying common stock was based on the closing price of our common stock as reported on the date of the grant on The Nasdaq Global Select Market.

Expected Term—The expected term represents the period that stock options are expected to be outstanding. Since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded, the simplified method is used to estimate the expected term of our stock options. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the stock option.

Expected Volatility—Since we do not have a trading history for our common stock, the expected volatility was derived from the historical stock volatilities of comparable peer public companies within our industry that are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Rate—The expected dividend is zero as, other than the declaration and payment of a special one-time cash dividend of $85.0 million in March 2018, we have not paid nor do we anticipate paying any dividends on our common stock in the foreseeable future.

The expense is recognized over the requisite service period.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

12. Net Income (Loss) Per Share

Following the Reorganization, all share and per share information in this section has been revised as Corsair common share equivalents. The following table summarizes the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except per share amounts)
Numerator
Net income (loss)	$103,217	$(8,394)	$(13,720)
Denominator
Weighted-average shares used to compute net income (loss) per share, basic	86,256	76,223	75,458
Effect of dilutive securities	4,321	—	—
Weighted-average shares used to compute net income (loss) per share, diluted	90,577	76,223	75,458
Net income (loss) per share:
Basic	$1.20	$(0.11)	$(0.18)
Diluted	$1.14	$(0.11)	$(0.18)

Anti-dilutive potential common shares (1)	1,605	8,091	7,382

(1)	Potential common share equivalents were not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

13. Income Taxes

Income (loss) before income tax consists of the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Domestic	$(1,190)	$(18,407)	$(15,887)
Foreign operations	123,232	5,008	5,180
Income (loss) before income tax	$122,042	$(13,399)	$(10,707)

Income tax (expense) benefit consists of the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
United States federal taxes:
Current	$(363)	$(2,177)	$(1,029)
Deferred	4,801	5,948	(209)
State taxes:
Current	(1,313)	(529)	(113)
Deferred	813	1,421	(64)
Foreign taxes:
Current	(24,625)	(3,824)	(4,888)
Deferred	1,862	4,166	3,290
Income tax (expense) benefit	$(18,825)	$5,005	$(3,013)

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

The income tax (expense) benefit differs from the amount which would result by applying the applicable statutory deferral rate to income before income taxes as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Provision at federal statutory rate	$(25,629)	$2,814	$1,581
State taxes	(5,363)	911	423
Foreign rate differential	10,185	300	439
Taxes on foreign operations	(1,776)	(1,520)	—
Research and development credits	1,534	—	—
Net operating loss	—	2,557	—
Change in valuation allowance	4,407	719	(5,411)
Change in tax rate on deferred tax assets	(743)	(469)	(245)
Expired capital losses and tax credits	—	—	368
Other	(1,440)	(307)	(168)
Income tax (expense) benefit	$(18,825)	$5,005	$(3,013)

The major drivers for the change in tax (expense) benefit in 2020 were a decrease in valuation allowance in 2020 as a result of the release of Federal valuation allowance due to anticipated increase in taxable income in future years from inclusion of foreign earnings under the Global Intangible Low-Taxed Income (“GILTI”) regime which the company has elected to account for as a period cost when incurred, the mix of income and losses in the various tax jurisdictions in which we operate, and the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The disclosure for foreign rate differential reflects the impact of the effective tax rate benefit from operations in jurisdictions where the applicable foreign tax rate is lower than the U.S. statutory rate. We were not subject to any tax holidays or tax holiday terminations subject to disclosure during these periods that impacted loss per share.

Deferred tax assets and liabilities comprise the following:

	December 31,
	2020	2019

	(In thousands)
Deferred tax assets:
Accrued expenses and reserves	$14,387	$12,516
Equity-based compensation	1,794	1,720
NOL and capital losses	10,708	14,461
Interest expense carryover	—	3,628
Tax credits	2,686	1,339
Other	692	355
Total deferred tax assets	30,267	34,019
Less valuation allowance	(8,209)	(12,615)
Deferred tax liabilities:
Intangible assets	(47,018)	(53,382)
Other	—	(195)
Net deferred tax liabilities	$(24,960)	$(32,173)

We have established a valuation allowance of $8.2 million and $12.6 million as of December 31, 2020 and 2019, respectively, against our net deferred tax assets. We determine valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the anticipated future taxable income under the GILTI regime, we have released most of our valuation allowance except on $1.2 million of foreign tax credit carryovers for U.S. federal purposes and maintained a valuation allowance on certain of our California, Netherlands, and Luxemburg deferred tax assets.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

As of December 31, 2020, we had net operating loss carry forwards for federal, state and foreign tax purposes of $21.9 million, $26.4 million, and $15.4 million, respectively. The federal and state net operating losses will begin to expire starting in 2037 and 2031, respectively. An immaterial amount of the foreign losses will expire in 2021 and the remaining will expire starting 2025 through 2037. As defined under Internal Revenue Code Section 382, certain tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017 due to the Acquisition Transaction. We do not expect our tax attributes to be materially affected by the annual limitation.

The CARES Act, enacted on March 27, 2020, provides tax relief to individuals and businesses in light of the impacts of COVID-19. Changes in tax laws or rates are accounted for in the period of enactment and as a result, we have recorded income tax benefits of $0.6 million during the year ended December 31, 2020 resulting from the enactment of the CARES Act.

As of December 31, 2020, we had $1.2 million of cumulative unrecognized tax benefits. All of these unrecognized tax benefits will favorably impact our effective tax rate in future periods to the extent benefits are recognized. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

We did not recognize significant expense for interest and penalties related to uncertain tax positions during 2020, 2019 and 2018. We file income tax returns with the U.S. federal government, various U.S. states and foreign jurisdictions including China, France, Germany, Hong Kong, Luxembourg, Netherlands, Slovenia, Taiwan, United Kingdom and Vietnam. Our tax returns in the U.S., various U.S. states and foreign jurisdictions remain open to examination from 2013 to 2019.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	December 31,
	2020	2019

	(In thousands)
Accumulated foreign currency translation gain (loss)	$2,104	$(373)
Unrealized foreign exchange loss from long-term intercompany loans, net of tax	(577)	(1,798)
Total Accumulated Other Comprehensive Income (Loss)	$1,527	$(2,171)

15. Related-Party Transactions

A company affiliated with the general partner, EagleTree-Carbide (GP), LLC provides management and consulting services to us. We incurred $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, which covers travel and out-of-pocket expenses related to such services. This management and consulting service agreement was terminated in September 2020.

One of our directors, through one of his companies, entered into a service agreement to serve as our business management consultant. We incurred $48 thousand, $0.1 million and $0.1 million of consulting fees under the service agreement for the years ended December 31, 2020, 2019 and 2018, respectively. This service agreement was terminated in September 2020.

We entered into a lease agreement with a business entity owned by our Chief Executive Officer and recorded associated rent expense of $15 thousand, $54 thousand and $54 thousand for the years ended December 31, 2020, 2019 and 2018. We provided a security deposit of $5 thousand as collateral for the lease. There was no unpaid rent balance as of December 31, 2020.

As discussed in Note 8, we had a Second Lien Term Loan outstanding as of December 31, 2019. The total net carrying value of the Second Lien Term Loan balance held by all related parties, an affiliate of the Parent and one of our directors, was $5.8 million as of December 31, 2019. As of December 31, 2020, the outstanding balance of the Second Lien Term Loan was fully repaid and as a result, there was no debt held by related parties as of December 31, 2020.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

16. Segment and Geographic Information

The table below summarizes the financial information for each reportable segment:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Net revenue
Gamer and Creator Peripherals	$539,366	$294,141	$233,536
Gaming Components and Systems	1,163,001	803,033	704,017
Total net revenue	$1,702,367	$1,097,174	$937,553
Gross Profit
Gamer and Creator Peripherals	$189,742	$81,363	$73,489
Gaming Components and Systems	275,687	142,924	119,206
Total gross profit	$465,429	$224,287	$192,695

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Net revenue
Americas	$775,423	$460,256	$386,758
Europe and Middle East	624,214	406,435	348,798
Asia Pacific	302,730	230,483	201,997
Total net revenue	$1,702,367	$1,097,174	$937,553

Revenues from sales to customers in the United States represented 38%, 35% and 35% for the year ended December 31, 2020, 2019 and 2018, respectively. No other single country represented 10% or more of total net revenue during these periods.

Long-lived assets are comprised primarily of property and equipment, net. The following table summarizes property and equipment, net by country:

	December 31,
	2020	2019

	(In thousands)
United States	$5,764	$6,400
China	6,334	4,998
Taiwan	2,992	2,270
Other countries	1,385	1,697
Total property and equipment, net	$16,475	$15,365

No other countries represented 10% or more of our consolidated property and equipment, net as of December 31, 2020 and 2019.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

17. Leases

Our lease portfolio consists primarily of real estate facilities for manufacturing, distribution, warehousing and office use purposes under operating leases.

We determine if an arrangement is or contains a lease at inception. ROU assets and lease liabilities are recognized at commencement based on the present value of the lease consideration in the contracts over the lease term. We do not record leases with an initial term of 12 months or less on our combined consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term. Certain of our lease agreements include options to extend or renew the lease terms. Such options are excluded from the ROU assets and lease liabilities unless they are reasonably certain to be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

We apply the incremental borrowing rate, using a portfolio approach, in determining the present value of the lease consideration, as our leases do not provide an implicit rate. Our incremental borrowing rate is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we generally do not borrow on a collateralized basis, we consider a combination of factors to determine our incremental borrowing rate, including our credit worthiness, adjusted to approximate a collateralized rating, observable market yield curves, and the U.S. and foreign currency risk-free rates.

Our variable lease expense consists primarily of warehousing and distribution services related to our outsourced distribution hubs, and to a lesser extent, variable costs related to office common area maintenance charges. Our service contracts with third-party logistic service providers include both fixed payments for the use of a fixed warehouse space and variable payments based on the usage of their services for distribution and warehouse management. The fixed payments are included in the calculation of the ROU asset and lease liability, but the variable payments are expensed as incurred. In addition, our real estate leases typically contain variable payments for office common area maintenance and these costs are also expensed as incurred.

The table below summarizes the components of lease expenses:

Year Ended
December 31,
2020
(In thousands)
Operating lease expense	$9,406
Variable lease expense	7,305
Total lease expense	$16,711

Supplemental cash flow information related to leases:
Year Ended
December 31,
2020
(In thousands)
Cash payments included in the measurement of our operating lease liabilities	$8,949
Operating lease ROU assets recognized in exchange for operating lease obligations	$15,976

As of December 31, 2020, the weighted-average remaining lease term was 3.9 years and the weighed-average discount rate was 3.9%.

Corsair Gaming, Inc.

Notes to Combined Consolidated Financial Statements — Continued

Amounts of future undiscounted cash flows related to operating lease payments over the lease term included in the measurement of lease liabilities as of December 31, 2020 are as follows:

Amounts
(In thousands)
2021	$9,457
2022	6,921
2023	5,878
2024	4,278
2025	565
Thereafter	1,592
Total future lease payments	$28,691
Less: Imputed interest	(2,050)
Present value of operating lease liabilities	$26,641
Current portion of operating lease liabilities (1)	$9,070
Long-term operating lease liabilities (1)	$17,571

(1)

The current portion and long-term portion of operating lease liabilities are included in “other liabilities and accrued expenses” and “other liabilities, noncurrent”, respectively, on our combined consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2019, as defined under the previous lease accounting guidance of ASC Topic 840, were as follows:

Amounts
(In thousands)
2020	$7,525
2021	5,786
2022	2,701
2023	1,584
2024	1,025
Thereafter	—
Total	$18,621

18. Selected Quarterly Financial data (unaudited)

	Year ended December 31, 2020				Year ended December 31, 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share amounts)
Net revenues	$308,518	$380,407	$457,103	$556,339	$245,383	$240,864	$284,372	$326,555
Gross profit	78,622	105,064	127,944	153,799	48,083	45,524	60,227	70,453
Operating income (loss)	13,337	36,410	49,721	58,893	378	(1,851)	10,962	14,218
Net income (loss)	1,217	22,600	36,357	43,043	(8,493)	(7,432)	1,519	6,012
Basic net income (loss) per share	$0.01	$0.27	$0.43	$0.47	$(0.11)	$(0.10)	$0.02	$0.08
Diluted net income (loss) per share	$0.01	$0.26	$0.40	$0.43	$(0.11)	$(0.10)	$0.02	$0.08

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item that is found in our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders, or the Proxy Statement, is incorporated herein by reference to our Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

See the “Index to Combined Consolidation Financial Statements” under Part II, Item 8 of this report.

2. Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charges to Statements of Operations (1)	Claims and Adjustments Applied Against Allowances	Balance at End of Year

	(In thousands)
Allowance for credit losses on accounts receivable:
2020	$212	$681	$(547)	$346
2019	65	220	(73)	212
2018	314	237	(486)	65

(1)	The amount for the year ended December 31, 2019 includes an immaterial impact from the business acquisitions during the year.

All other financial schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required information is included in the combined consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	September 25, 2020	3.1

3.2	Amended and Restated Bylaws.	8-K	September 25, 2020	3.2

4.1	Reference is made to exhibits 3.1 through 3.2 .

4.2	Form of Stock Certificate.	S-1/A	September 18, 2020	4.2

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

10.1#	Form of Indemnification Agreement to be entered into between Corsair Gaming, Inc. and each of its directors and executive officers.	S-1/A	August 21, 2020	10.1

10.2#	Corsair Gaming, Inc. Equity Incentive Program	S-1/A	September 18, 2020	10.2

10.2(a)#	Form of Unit Award Agreement (U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program	S-1	August 21, 2020	10.2(a)

10.2(b)#	Form of Unit Award Agreement (Non-U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program	S-1	August 21, 2020	10.2(b)

10.3#	2020 Incentive Award Plan	S-1/A	September 14, 2020	10.3

10.3(a)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(a)

10.3(b)#	Form of Restricted Stock Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(b)

10.3(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(c)

10.4#	2020 Employee Stock Purchase Plan.	S-1/A	September 14, 2020	10.4

10.5(a)

First Lien Credit and Guaranty Agreement, dated as of August 28, 2017, by and among Corsair Group (Cayman), LP and certain of its subsidiaries including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.

		S-1	August 21, 2020	10.5(a)

10.5(b)

Amendment No. 1 to First Lien Credit and Guaranty Agreement, dated as of October 3, 2017, by and among Corsair Group (Cayman), LP and certain of its subsidiaries including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.

		S-1	August 21, 2020	10.5(b)

10.5(c)

Amendment No. 2 to First Lien Credit and Guaranty Agreement, dated as of March 29, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.

		S-1	August 21, 2020	10.5(c)

10.6(a)

Second Lien Credit and Guaranty Agreement, dated as of August 28, 2017, by and among Corsair Group (Cayman), LP and certain of its subsidiaries including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.

		S-1	August 21, 2020	10.6(a)

10.6(b)

Amendment No. 1 to Second Lien Credit and Guaranty, dated as of October 3, 2017, by and among Corsair Group (Cayman), LP, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.

		S-1	August 21, 2020	10.6(b)

10.7	Industrial Space Lease, dated as of August 18, 2014, by and among Corsair Memory, Inc. and Osprey Capital Building 50, LLC.	S-1	August 21, 2020	10.7

10.8(a)#	Severance Letter Agreement, dated as July 1, 2010, by and among Corsair Memory, Inc. and Andy Paul.	S-1	August 21, 2020	10.8(a)

10.8(b)#	Severance Letter Agreement, dated as July 1, 2010, by and among Corsair Memory, Inc. and Nick Hawkins.	S-1	August 21, 2020	10.8(b)

10.9#	Separation Agreement, dated April 30, 2019, by and among Corsair Memory, Inc. and Nick Hawkins.	S-1	August 21, 2020	10.9

10.10#	Offer Letter Agreement, dated October 17, 2019, by and among Corsair Gaming Inc., and Michael Potter.	S-1	August 21, 2020	10.10

10.11#	Second Separation Agreement, dated November 7, 2019, by and among Corsair Memory, Inc. and Nick Hawkins.	S-1	August 21, 2020	10.11

10.12	Amendment No. 3 to First Lien Credit and Guarantee Agreement, dated as of April 27, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.12

10.13	Amendment No. 4 to First Lien Credit and Guarantee Agreement, dated as of October 11, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.13

10.14	Amendment No. 5 to First Lien Credit and Guarantee Agreement, dated as of December 19, 2019, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.14

10.15	Amendment No. 6 to First Lien Credit and Guarantee Agreement, dated as of September 25, 2020, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	8-K	October 1, 2020	10.1

21.1	List of the Registrant’s Significant Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b),				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Corsair Gaming, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corsair Gaming, Inc.

Date: March 11, 2021	By:	/s/ Andrew J. Paul
Andrew J. Paul
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 11, 2021	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Paul and Michael G. Potter, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. Paul	Chief Executive Officer and Director	March 11, 2021
Andrew J. Paul	(Principal Executive Officer)

/s/ Michael G. Potter	Chief Financial Officer	March 11, 2021
Michael G. Potter	(Principal Financial Officer)

/s/ Gregg A. Lakritz	Vice President, Corporate Controller	March 11, 2021
Gregg A. Lakritz	(Principal Accounting Officer)

/s/ Anup Bagaria	Director	March 11, 2021
Anup Bagaria

/s/ Diana Bell	Director	March 11, 2021
Diana Bell

/s/ Jason Cahilly	Director	March 11, 2021
Jason Cahilly

/s/ George L. Majoros, Jr.	Director	March 11, 2021
George L. Majoros, Jr.

/s/ Stuart A. Martin	Director	March 11, 2021
Stuart A. Martin

/s/ Samuel R. Szteinbaum	Director	March 11, 2021
Samuel R. Szteinbaum

/s/ Randall J. Weisenburger	Director	March 11, 2021
Randall J. Weisenburger