Form 10-Q
period 2021-03-31
Corsair Gaming, Inc.
filed 2021-05-04
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 26, 2021, the registrant had 92,187,443 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases to identify the forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including, for example, the COVID-19 pandemic. We believe that these factors include but are not limited to those described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020

Net revenue	$529,414	$308,518
Cost of revenue	369,086	229,896
Gross profit	160,328	78,622
Operating expenses:
Sales, general and administrative	77,853	53,729
Product development	15,186	11,556
Total operating expenses	93,039	65,285
Operating income	67,289	13,337
Other (expense) income:
Interest expense	(4,946)	(9,374)
Other expense, net	(2,425)	(63)
Total other expense, net	(7,371)	(9,437)
Income before income taxes	59,918	3,900
Income tax expense	(13,195)	(2,683)
Net income	$46,723	$1,217
Net income per share
Basic	$0.51	$0.01
Diluted	$0.47	$0.01
Weighted-average shares used to compute net income per share
Basic	91,951	84,079
Diluted	100,211	86,070

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Net income	$46,723	$1,217
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of zero tax	165	(3,600)
Unrealized foreign exchange loss from long-term intercompany loans, net of tax benefit of $44 and $61 for the three months ended March 31, 2021 and 2020, respectively	(224)	(309)
Comprehensive income (loss)	$46,664	$(2,692)

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash	$121,622	$129,543
Restricted cash	3,729	3,795
Accounts receivable, net	304,174	293,629
Inventories	234,611	226,007
Prepaid expenses and other current assets	47,508	37,997
Total current assets	711,644	690,971
Property and equipment, net	15,320	16,475
Goodwill	314,089	312,760
Intangible assets, net	252,243	259,317
Restricted cash, noncurrent	231	230
Other assets	39,900	34,362
TOTAL ASSETS	$1,333,427	$1,314,115
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$272,251	$299,636
Other liabilities and accrued expenses	227,019	205,745
Total current liabilities	499,270	505,381
Debt, net	294,254	321,393
Deferred tax liabilities	30,350	29,752
Other liabilities, noncurrent	21,846	20,199
TOTAL LIABILITIES	845,720	876,725
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 92,087 and 91,935 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	442,320	438,667
Retained earnings (accumulated deficit)	43,910	(2,813)
Accumulated other comprehensive income	1,468	1,527
Total Stockholders’ Equity	487,707	437,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,333,427	$1,314,115

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance as of December 31, 2020	91,935	$9	$438,667	$(2,813)	$1,527	$437,390
Issuance of common stock for stock option exercises	152	—	577	—	—	577
Stock-based compensation	—	—	3,076	—	—	3,076
Other comprehensive loss	—	—	—	—	(59)	(59)
Net income	—	—	—	46,723	—	46,723
Balance as of March 31, 2021	92,087	$9	$442,320	$43,910	$1,468	$487,707

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance as of December 31, 2019	84,079	$8	$324,968	$(106,030)	$(2,171)	$216,775
Stock-based compensation	—	—	1,105	—	—	1,105
Other comprehensive loss	—	—	—	—	(3,909)	(3,909)
Net income	—	—	—	1,217	—	1,217
Balance as of March 31, 2020	84,079	$8	$326,073	$(104,813)	$(6,080)	$215,188

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income	$46,723	$1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,076	1,105
Depreciation	2,436	2,158
Amortization of intangible assets	8,702	8,447
Debt issuance costs amortization	537	579
Loss on debt extinguishment	439	—
Deferred income taxes	(3,005)	6
Gain on currency forward contract	—	(359)
Loss on foreign exchange	—	118
Other	1,316	743
Changes in operating assets and liabilities:
Accounts receivable	(13,416)	37,432
Inventories	(13,508)	145
Prepaid expenses and other assets	(4,419)	6,312
Accounts payable	(26,988)	(43,533)
Other liabilities and accrued expenses	25,875	(12,370)
Net cash provided by operating activities	27,768	2,000
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1,684)	—
Payment of deferred and contingent consideration	(4,353)	—
Purchase of property and equipment	(2,036)	(1,847)
Net cash used in investing activities	(8,073)	(1,847)
Cash flows from financing activities:
Repayment of debt	(28,000)	(1,194)
Payment of other offering costs	—	(115)
Proceeds from exercise of stock options	185	—
Net cash used in financing activities	(27,815)	(1,309)
Effect of exchange rate changes on cash	134	(308)
Net decrease in cash and restricted cash	(7,986)	(1,464)
Cash and restricted cash at the beginning of the period	133,568	51,947
Cash and restricted cash at the end of the period	$125,582	$50,483
Supplemental cash flow disclosures:
Cash paid for interest	$3,961	$9,769
Cash paid for income taxes	413	6,199
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,558	$600
Initial deferred and contingent purchase consideration	735	—
Measurement period adjustment relating to business acquisitions	—	1,530
Deferred offering costs included in accounts payable and accrued expenses	—	2,231

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

Corsair is organized into two reportable segments:

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, studio accessories and EpocCam software, as well as coaching and training services and content design services, among others.

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

We did not receive any of the proceeds from the sale of shares by the selling stockholders in either the IPO or the secondary.

Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in other assets in the condensed combined consolidated balance sheets. After the IPO, $12.0 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds in the condensed combined consolidated balance sheets as of December 31, 2020.

Basis of Presentation

Our interim condensed combined consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accounting policies we follow are set forth in Part II, Item 8, Note 2, Significant Accounting Policies, of the Notes to the Combined Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2020 which was filed with the SEC on March 11, 2021.

The condensed combined consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed, combined or omitted pursuant to such rules and regulations. Therefore, these interim condensed combined consolidated financial statements should be read in conjunction with our combined consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K.

The interim condensed combined consolidated financial statements have been prepared on the same basis as the audited combined consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed combined consolidated balance sheet as of March 31, 2021 and our results of operations for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

Principles of Consolidation

The accompanying condensed combined consolidated financial statements include the accounts of Corsair and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, deferred income tax, and common stock (prior to the IPO completed in September 2020). These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

Risks and Uncertainties related to the COVID-19 Pandemic

Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced some business disruptions due to COVID-19 including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs, which led to increase in operating costs. This negative financial impact has been offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions. In contrast, if the COVID-19 pandemic subsides in the second half of 2021, resulting in shelter-in-place and other similar restrictions being eased, it could result in consumers returning to other alternative forms of entertainment and interaction. This in turn could result in a decline in demand for our products. The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), to simplify various aspects related to the accounting for income taxes. We adopted this standard effective January 1, 2021. The adoption of this new standard did not have a material impact on our condensed combined consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

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

The following tables summarize our financial assets and liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	March 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets:
Foreign currency forward contracts(1)	$—	$642	$—	$642
Other	—	19	—	19
Total assets	$—	$661	$—	$661

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(2)	$—	$—	$1,250	$1,250
Other	—	14	735	749
Total liabilities	$—	$14	$1,985	$1,999

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Liabilities:
Contingent consideration in connection with a business acquisition—Origin(3)	$—	$—	$2,887	$2,887
Deferred cash consideration in connection with a business acquisition—SCUF(2)	—	—	1,250	1,250
Deferred cash consideration in connection with a business acquisition—Origin(3)	—	—	1,505	1,505
Foreign currency forward contracts(1)	—	819	—	819
Total liabilities	$—	$819	$5,642	$6,461

(1)	The fair values of the forward contracts were based on similar exchange traded derivatives and the related asset or liability is included within Level 2 of the fair value hierarchy.
(2)

The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement. These estimates involved inputs unobservable in the markets and thus represent a level 3 fair value measurement. The $1.3 million liability as of March 31, 2021 and December 31, 2020 consists of $0.1 million based on a contractual amount and the remaining $1.2 million is subject to update upon filing our tax returns for tax years 2020 and 2021.

(3)	The Origin earn-out liability of $2.9 million and deferred cash consideration of $1.5 million were fully paid and settled in the three months ended March 31, 2021.

4. Derivative Financial Instruments

From time to time, we enter into derivative instruments such as foreign currency forward contracts, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated assets and liabilities, and interest rate cap contracts, to minimize our exposure to interest rate movements on our variable rate debts. The derivative instruments are recorded at fair value in prepaid expenses and other current assets or other liabilities and accrued expenses on the condensed combined consolidated balance sheets. We do not designate such instruments as hedges for accounting purposes; accordingly, changes in the value of these contracts are recognized in each reporting period in other (expense) income, net in the condensed combined consolidated statements of operations. We do not enter into derivative instruments for trading purposes.

The foreign currency forward contracts generally mature within three to four months. The notional principal amount of outstanding foreign exchange forward contracts was $38.6 million and $41.6 million as of March 31, 2021 and December 31, 2020, respectively, none of which have been designated as hedging instruments during the periods presented. The fair value gain recognized in other (expense) income, net in relation to these derivative instruments was $0.7 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

5. Business Combinations

2021 Immaterial Acquisition

In February 2021, we completed the immaterial acquisition of Visual by Impulse (“VBI”), a business that provides creative design services to streamers looking to professionalize the look of their broadcast. Total cash consideration for VBI was approximately $1.7 million and it was accounted for using the acquisition method of accounting.

2020 Immaterial Acquisitions

For the year ended December 31, 2020, we completed two immaterial acquisitions, EpocCam and Gamer Sensei, for total cash consideration of $1.3 million, which were accounted for using the acquisition method of accounting.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment:

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

	(In thousands)
Balance as of December 31, 2020	$145,644	$167,116	$312,760
Addition from an immaterial business acquisition	—	1,272	1,272
Effect of foreign currency exchange rates	(18)	75	57
Balance as of March 31, 2021	$145,626	$168,463	$314,089

Intangible assets, net

The following table is a summary of intangible assets, net:

			March 31, 2021			December 31, 2020
	Weighted Average Useful Life in Years	Weighted Average Remaining Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

			(In thousands)
Developed technology	5.6	4.0	$32,086	$10,370	$21,716	$31,016	$8,892	$22,124
Trade name	15.0	13.3	30,807	3,397	27,410	30,632	2,873	27,759
Customer relationships	10.0	6.4	218,570	78,393	140,177	218,469	72,892	145,577
Patent	7.9	6.7	32,074	5,270	26,804	31,802	4,207	27,595
Non-competition agreements	5.0	1.4	2,521	1,815	706	2,521	1,689	832
Total finite-life intangibles		7.0	316,058	99,245	216,813	314,440	90,553	223,887
Indefinite life trade name	Indefinite life	—	35,430	—	35,430	35,430	—	35,430
Total intangible assets			$351,488	$99,245	$252,243	$349,870	$90,553	$259,317

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

The estimated future amortization expense of intangible assets as of March 31, 2021 is as follows:

Amounts
(in thousands)
Remainder of 2021	$26,092
2022	34,506
2023	32,899
2024	31,541
2025	31,051
Thereafter	60,724
Total	$216,813

7. Balance Sheet Components

Cash and Restricted Cash

	March 31, 2021	December 31, 2020

	(In thousands)
Cash	$121,622	$129,543
Restricted cash—short term	3,729	3,795
Restricted cash—noncurrent	231	230
Total cash and restricted cash	$125,582	$133,568

Accounts Receivable, net:

	March 31, 2021	December 31, 2020

	(In thousands)
Accounts receivable	$304,715	$293,975
Allowance for doubtful accounts	(541)	(346)
Accounts receivable, net	$304,174	$293,629

As of March 31, 2021, and December 31, 2020, two customers each represented 10% or more of our consolidated accounts receivable, net.

Inventories

	March 31, 2021	December 31, 2020

	(In thousands)
Raw materials	$48,259	$52,165
Work in progress	9,462	9,654
Finished goods	176,890	164,188
Inventories	$234,611	$226,007

Property and Equipment, Net

	March 31, 2021	December 31, 2020

	(In thousands)
Manufacturing equipment	$22,609	$22,035
Computer equipment, software and office equipment	9,572	9,407
Furniture and fixtures	3,662	3,675
Leasehold improvements	4,350	4,521
Total property and equipment	$40,193	$39,638
Less: Accumulated depreciation and amortization	(24,873)	(23,163)
Property and equipment, net	$15,320	$16,475

Other Liabilities and Accrued Expenses

	March 31, 2021	December 31, 2020

	(In thousands)
Accrued reserves for customer incentive programs	$50,384	$49,619
Accrued reserves for sales return	38,078	35,673
Accrued payroll and related expense	19,659	26,877
Income tax payable	37,749	22,445
Sales and use tax and value-added tax payables	15,932	9,284
Contract liabilities	11,600	9,787
Operating lease liabilities, current	9,589	9,070
Other	44,028	42,990
Other liabilities and accrued expenses	$227,019	$205,745

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the purchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. As of March 31, 2021 and December 31, 2020, we recognized $10.8 million and $5.9 million, respectively, prepaid inventory and accrued liabilities in the condensed combined consolidated balance sheet for such nonmonetary transactions with our manufacturers.

Because the transactions are nonmonetary, they have not been included in the condensed combined consolidated statements of cash flows pursuant to ASC 230, Statement of Cash Flows.

8. Debt

First Lien Credit and Guaranty Agreement

In August 2017, we entered into a syndicated First Lien Credit and Guaranty Agreement (“First Lien”) with various financial institutions. The First Lien originally provided a $235 million term loan (“First Lien Term Loan”) for a business acquisition and to repay existing indebtedness of the acquired company and a $50 million revolving line-of-credit (“Revolver”). The First Lien and the Revolver matures on August 28, 2024 and August 28, 2022, respectively. Subsequently, we entered into several amendments to the First Lien and the principal amount of the First Lien Term Loan was increased by $10 million in 2017 and increased by $115 million in each of 2018 and 2019, primarily to fund various business acquisitions and operation needs.

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

According to the repayment schedule, the Consolidated Excess Cash Flow (as defined in the First Lien) and the IPO repayment provisions as set forth in the First Lien, we have made required repayments of the First Lien Term Loan of $59.6 million, in aggregate, in 2020, consisting of $1.2 million in March 2020, $2.6 million in April 2020 and $55.8 million in September 2020, with our IPO proceeds. There is no further repayment required under the First Lien Term Loan until it matures in full in August 2024.

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. With the excess cash on hand, we have made voluntary prepayments in aggregate of $80.8 million in 2020, consisting of $30.8 million in September 2020, with our IPO proceeds, $25.0 million in November 2020 and $25.0 million in December 2020. We further prepaid $28.0 million in March 2021.

The following table summarizes the carrying value of the First Lien Term Loan:

	March 31, 2021	December 31, 2020
	(In thousands)
Principal amount outstanding	$298,938	$326,938
Less: Debt discount, net of amortization	(1,794)	(2,124)
Less: Debt issuance costs, net of amortization	(2,890)	(3,421)
Carrying amount	$294,254	$321,393

The fair value of the First Lien Term Loan was approximately $298.2 million and $326.5 million as of March 31, 2021 and December 31, 2020, respectively. The fair values were determined based on the quoted bid price of the First Lien Term Loan in a syndicated loan market on the reporting date. The First Lien Term Loan is classified as Level 1 of the fair value hierarchy.

Our obligation under the First Lien is secured by substantially all of our personal property assets and those of our United States-organized subsidiaries, including intellectual property. The First Lien Term Loan includes customary restrictive covenants that impose operating and financial restrictions on Corsair, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. As of March 31, 2021, we were in compliance with all covenants.

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

We had the ability to prepay the Second Lien Term Loan any time after the first and second anniversary without premium or penalty. In 2020, with excess cash on hand, we repaid an aggregate of $50 million of the Second Lien Term Loan, consisting of $10.0 million in May 2020, $15.0 million in August 2020 and $25.0 million in September 2020. Following these repayments, the Second Lien Term Loan was fully repaid and all obligations and covenants thereunder were terminated.

The following table summarizes the interest expense recognized for the First Lien and Second Lien:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Contractual interest expense for First Lien and Second Lien Term Loan	$3,882	$8,638
Contractual interest expense for Revolver	—	15
Amortization of debt discount	162	243
Amortization of debt issuance costs	375	336
Loss on debt extinguishment	439	—
Total interest expense recognized	$4,858	$9,232

The annual weighted average effective interest rate used for amortizing the debt discount and debt issuance costs for the First Lien and Second Lien, in aggregate, were approximately 6.45% and 6.92% for the three months ended March 31, 2021 and 2020, respectively.

The estimated future principal payments under our total long-term debt as of March 31, 2021 are as follows:

Amounts
(In thousands)
Remainder of 2021	$—
2022	—
2023	—
2024	298,938
2025	—
Thereafter	—
Total debt	$298,938
Less: Discount and debt issuance costs	(4,684)
Total Debt, net of discount and debt issuance costs	$294,254
Presented on the condensed combined consolidated balance sheet under:
Current portion of debt, net	$—
Debt, net	$294,254

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Beginning of the period	$5,865	$3,991
Warranty provision related to products shipped	1,873	1,365
Deductions for warranty claims processed	(1,737)	(1,039)
End of period	$6,001	$4,317

Unconditional Purchase Obligations

Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (ERP) system and the related support services as well as marketing sponsorship. Long-term non-cancelable purchase commitment as of March 31, 2021 were as follows:

Amounts
(in thousands)
Remainder of 2021	$1,504
2022	2,104
2023	1,282
2024	1,263
2025	157
Thereafter	—
Total	$6,310

Our total non-cancelable purchase commitments outstanding as of December 31, 2020 were $6.8 million.

Letters of Credit

The total letters of credit outstanding, in aggregate, was $2.0 million and $2.0 million as of March 31, 2021 and December 31, 2020, respectively. No amounts have been drawn upon the letters of credit for all periods presented.

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

Significant Operating Lease Arrangement Executed After March 31, 2021

On April 27, 2021, we entered into an operating lease agreement for our new Milpitas headquarters in California, U.S. The lease term of this new agreement is 10.5 years with the accounting lease commencement date expected to be in May 2021 and the total undiscounted fixed lease payment for this agreement is approximately $45.6 million. The lease agreement for our existing Fremont headquarters will expire in March 2022.

10. Stockholders’ Equity

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

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of March 31, 2021.

11. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2021, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense by line item in the accompanying condensed combined consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Cost of revenue	$181	$63
Sales, general and administrative	2,572	880
Product development	323	162
Total stock-based compensation expense	3,076	1,105
Income tax benefit	(919)	—
Total stock-based compensation expense, net of income tax benefit	$2,157	$1,105

As of March 31, 2021, we had $30.3 million of total unrecognized stock-based compensation relating to options and restricted stock units which is expected to be amortized over a weighted-average period of 3.0 years. As of March 31, 2021, we had $0.5 million of total unrecognized stock-based compensation relating to ESPP which is expected to be amortized over a weighted-average period of 0.5 years.

The total intrinsic value of options exercised for the three months ended March 31, 2021 was $4.4 million. There were no stock options exercises for the three months ended March 31, 2020.

12. Net Income Per Share

The following table summarizes the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Numerator
Net income, basic and diluted	$46,723	$1,217
Denominator
Weighted-average shares used to compute net income per share, basic	91,951	84,079
Effect of dilutive securities (1)	8,260	1,991
Weighted-average shares used to compute net income per share, diluted	100,211	86,070
Net income per share:
Basic	$0.51	$0.01
Diluted	$0.47	$0.01

Anti-dilutive potential common shares (1)	369	2,807

(1)	Potential common share equivalents were not included in the calculation of diluted net income per share as the effect would have been anti-dilutive

13. Income Taxes

The table below presents our income (loss) before income taxes, income tax (expense) benefit and effective income tax rates for all periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Income before income taxes	$59,918	$3,900
Income tax expense	(13,195)	(2,683)
Effective tax rate	22.0%	68.8%

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

Our effective tax rates were tax expense of 22.0% and 68.8% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective income tax rate from the three months ended March 31, 2020 was primarily due to U.S. tax losses and credits in that period being subject to a valuation allowance, whereas only an insignificant valuation allowance was necessary for the three months ended March 31, 2021.

In the three months ended March 31, 2020 we recorded a $0.6 million one-time tax benefit from the change in tax law resulting from the enactment of the CARES Act in the first quarter 2020.

Unrecognized tax benefits were $1.3 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

14. Segment and Geographic Information

We have two reportable segments:

•

Gamer and Creator Peripherals, which includes high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, studio accessories, and EpocCam software, as well as coaching and training services and content design services, among others.

•

Gaming Components and Systems, which includes high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

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

The table below summarizes the financial information for each reportable segment:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net revenue
Gaming and Creator Peripherals	$175,912	$75,861
Gaming Components and Systems	353,502	232,657
Total net revenue	$529,414	$308,518
Gross Profit
Gaming and Creator Peripherals	$68,866	$22,133
Gaming Components and Systems	91,462	56,489
Total gross profit	$160,328	$78,622

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net revenue
Americas	$226,388	$123,710
Europe and Middle East	225,494	110,550
Asia Pacific	77,532	74,258
Total net revenue	$529,414	$308,518

Revenues from sales to customers in the United States represented 36.2% and 32.9% for the three months ended March 31, 2021 and, 2020, respectively. No other countries besides the United States represented 10% or more of total net revenue for each of the periods presented.

One customer represented at least 10% of total net revenue for each of the periods presented.

Long-lived assets are comprised primarily of property and equipment, net. The following table summarizes property and equipment, net by country:

	March 31, 2021	December 31, 2020
	(In thousands)
United States	$4,733	$5,764
China	6,333	6,334
Taiwan	3,126	2,992
Other countries	1,128	1,385
Total property and equipment, net	$15,320	$16,475

No other countries represented 10% or more of total combined consolidated property and equipment, net as of March 31, 2021 and 2020.

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

Overview

We are a leading global provider and innovator of high-performance gear for gamers, streamers and content creators. We design industry-leading gaming gear that helps digital athletes, from casual gamers to committed professionals, to perform at their peak across PC or console platforms, and streaming gear that enables creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our solution is a complete suite of gear that addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato suite for content creators, which provide unified, intuitive performance, and aesthetic control and customization across their respective product families. Recently, we further enhanced our streaming product offerings through acquiring EpocCam software, Gamer Sensei gaming coaching services and Visuals by Impulse (“VBI”) content creative design platform.

We group our products into two categories (operating segments):

•

Gamer and creator peripherals.  Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, studio accessories, and EpocCam software, as well as coaching and training services and content design services, among others

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

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

From time to time, we may seek to partner with or, when appropriate, acquire companies that have products, personnel, and technologies that complement our strategic direction. In July 2019, we acquired Origin PC Corporation, a company based in Florida, specializing in delivering hand-built, personalized high-end gaming PCs and in December 2019, we acquired SCUF Holdings, Inc. and its subsidiaries. SCUF, headquartered in Georgia, specializes in delivering superior accessories and customized gaming controllers for gaming consoles and PCs that are used by top professional gamers as well as competitive amateur gamers. The addition of Origin’s and SCUF’s products enhances and expands our product offering to PC and console gamers, respectively. We subsequently completed three more immaterial acquisitions. In August 2020, we acquired EpocCam to enhance the Elgato streaming camera software offering; in October 2020, we acquired Gamer Sensei to offer gaming coaching services to the wide audience of gamers looking to improve their skills and in February 2021, we acquired VBI to provide creative services to streamers looking to professionalize the look of their broadcast. Origin is part of our gaming components and systems segment and SCUF, EpocCam, Gamer Sensei and VBI are part of our gamer and creator peripherals segment.

Our net revenue was $529.4 million and $308.5 million for the three months ended March 31, 2021 and 2020, respectively, representing a period-over-period increase of 71.6%. We had net income of $46.7 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by operating activities was $27.8 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers, as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with Amazon accounting for 24.6% of our net revenue for each of the three months ended March 31, 2021 and 2020 and sales to our ten largest customers accounted for approximately 49.3% and 52.0% of our net revenue for the three months ended March 31, 2021 and 2020, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

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

We have operations and employees in various regions affected by coronavirus, including our headquarters in California, which is subject to a shelter-in-place order. Our manufacturing facilities in Atlanta and the United Kingdom, and our contract manufacturing facilities in Southeast Asia, many of which closed between one to two months in early 2020 have caused some disruptions in our supply chain which also resulted in increased air freight costs. Although we have seen some significant business disruptions due to COVID-19, the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The negative financial impact from the temporary stoppage in our factories, disruption in our supply chain and increased air freight costs experienced in the first quarter of 2020 was offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions. We believe that shelter-in-place and other similar restrictions have resulted in increased demand for our gear because such restrictions have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. Further, we believe the increased demand for our gear has been driven in part by individuals seeking to improve their work from home setup. However, as global economic activity slows down, the demand for our gear could decline despite these trends. Moreover, travel restrictions, factory closures and disruptions in our supply chain are likely to happen and we or our suppliers may not be able to obtain adequate inventory to sell. The dynamic nature and uncertainty of the circumstances surrounding COVID-19 pandemic may have adverse consequences on our results of operations for 2021 and may negatively impact future fiscal periods in the event of prolonged disruptions associated with the outbreak. In contrast, if the COVID-19 pandemic subsides in 2021, resulting in shelter-in-place and other similar restrictions being eased, it could result in consumers returning to other alternative forms of entertainment and interaction. This in turn could result in a decline in demand for our products.

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

Cost of Revenue

Cost of revenue consists primarily of product costs, including costs of contract manufacturers, inbound freight costs from manufacturers to our distribution hubs as well as inter-hub shipments, cost of materials and overhead, duties and tariffs, warranty replacement cost to process and rework returned items, depreciation of tooling equipment, warehousing costs, excess and obsolete inventory write-downs, and certain allocated costs related to facilities and information technology, or IT, and personnel-related expenses and other operating expenses related to supply chain logistics.

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

Interest Expense

Interest expense consists of interest associated with our debt financing arrangements, including our revolving line of credit, amortization of debt issuance costs and debt discounts, loss from debt extinguishment, consisting of the write-off of unamortized debt discount and fees associated with the prepayment of our term loans.

Other Expense, Net

Other expense, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Income Tax Expense

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net revenue	$529,414	$308,518
Cost of revenue	369,086	229,896
Gross profit	160,328	78,622
Operating expenses:
Sales, general and administrative	77,853	53,729
Product development	15,186	11,556
Total operating expenses	93,039	65,285
Operating income	67,289	13,337
Other (expense) income:
Interest expense	(4,946)	(9,374)
Other expense, net	(2,425)	(63)
Total other expense, net	(7,371)	(9,437)
Income before income taxes	59,918	3,900
Income tax expense	(13,195)	(2,683)
Net income	$46,723	$1,217

	Three Months Ended March 31,
	2021	2020
Net revenue	100.0%	100.0%
Cost of revenue	69.7	74.5
Gross profit	30.3	25.5
Operating expenses:
Sales, general and administrative	14.7	17.4
Product development	2.9	3.8
Total operating expenses	17.6	21.2
Operating income	12.7	4.3
Other (expense) income:
Interest expense	(0.9)	(3.0)
Other expense, net	(0.5)	—
Total other expense, net	(1.4)	(3.0)
Income before income taxes	11.3	1.3
Income tax expense	(2.5)	(0.9)
Net income	8.8%	0.4%

Components of Results of Operations

Net Revenue

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net revenue	$529,414	$308,518

Net revenue increased $220.9 million, or 71.6%, for the three months ended March 31, 2021 as compared to the same period last year. This increase was due to strong revenue growth in both our gaming components and systems segment and gamer and creator peripherals segment. We believe the increased demand of our products is generally due to a larger number of consumers that are gaming and working from home due to the COVID-19 pandemic, in addition to existing customers upgrading their systems and gear for a better gaming and/or streaming experience.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Gross profit	$160,328	$78,622
Gross margin	30.3%	25.5%

Gross margin increased to 30.3% for the three months ended March 31, 2021 from 25.5% for the same period last year. The increase in gross margin was primarily driven by improved product mix, particularly the strong growth in sales from our Elgato streaming products, and increased sales volume, and were partially offset by increased freight costs driven primarily by inventory supply limitations largely driven by the COVID-19 pandemic.

Sales, General and Administrative (SG&A)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Sales, general and administrative	$77,853	$53,729

SG&A expenses increased $24.1 million, or 44.9%, for the three months ended March 31, 2021 as compared to the same period last year. The increase was primarily due to a $12.1 million increase in distribution costs including outbound freight and the costs to operate our distribution hubs due to increased sales volume, a $10.1 million increase in personnel-related costs due to headcount growth and increase in bonus expense and a $1.9 million increase in other SG&A expenses.

Product Development

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Product development	$15,186	$11,556

Product development expenses increased $3.6 million, or 31.4%, for the three months ended March 31, 2021 as compared to the same period last year. The increase was primarily due to a $2.6 million increase in personnel-related expenses due to headcount growth and increase in bonus expense and a $1.0 million increase in other product development related costs to support our continued innovation and broadening of our product portfolio.

Interest Expense and Other Expense, Net

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest expense	$(4,946)	$(9,374)
Other expense, net	(2,425)	(63)

Interest expense decreased $4.4 million, or 47.2%, for the three months ended March 31, 2021 as compared to the same period last year. The decrease was primarily due to lower interest expense paid in the three months of March 31, 2021 for our First Lien Term Loan due to partial extinguishment of our First Lien Term Loan in 2020 and no interest paid for our Second Lien Term Loan due to the full extinguishment of our Second Lien Term Loan in 2020.

Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Expense

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Income before income taxes	$59,918	$3,900
Income tax expense	(13,195)	(2,683)
Effective tax rate	22.0%	68.8%

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

Our effective tax rates were tax expense of 22.0% and 68.8% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective income tax rate from the three months ended March 31, 2020 was primarily due to U.S. tax losses and credits in that period being subject to a valuation allowance, whereas only an insignificant valuation allowance was necessary for the three months ended March 31, 2021.

In the three months ended March 31, 2020 we recorded a $0.6 million one-time tax benefit from the change in tax law resulting from the enactment of the CARES Act.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	2021		2020
Gamer and Creator Peripherals Segment	$175,912	33.2%	$75,861	24.6%
Memory Products	161,864	30.6	136,883	44.4
Other Component Products	191,638	36.2	95,774	31.0
Gaming Components and Systems Segment	353,502	66.8	232,657	75.4
Total Net Revenue	$529,414	100.0%	$308,518	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment increased $100.1 million, or 131.9%, for the three months ended March 31, 2021 as compared to the same period last year, primarily due to strong sales growth across all product categories, particularly the Elgato branded streaming products. We believe the strong revenue growth year-over-year is driven in part by the COVID-19 shelter-in-place orders as consumers spend more time working and gaming at home.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment increased $120.8 million, or 51.9%, for the three months ended March 31, 2021 as compared to the same period last year, primarily as a result of strong sales growth across all products due to continued strong market demand, we believe driven in part by the COVID-19 shelter-in-place orders.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended March 31,
	2021		2020
Gamer and Creator Peripherals Segment	$68,866	39.1%	$22,133	29.2%
Memory Products	33,923	21.0%	32,005	23.4%
Other Component Products	57,539	30.0%	24,484	25.6%
Gaming Components and Systems Segment	91,462	25.9%	56,489	24.3%
Total Gross Profit	$160,328	30.3%	$78,622	25.5%

Gamer and Creator Peripherals Segment

The gross profit of the gamer and creator peripherals segment increased in the three months ended March 31, 2021 by $46.7 million, or 211.1%, as compared to the same period last year. The 9.9% increase in gross margin was primarily driven by the strong growth in sales of higher margin Elgato branded streaming products and the increase in sales volume in the same period, coupled with less promotional activities. This was partially offset by the increase in freight costs driven by inventory supply limitations largely due to the COVID-19 pandemic.

Gaming Components and Systems Segment

The gross profit of the gaming components and systems segment increased in the three months ended March 31, 2021 by $35.0 million, or 61.9% as compared to the same period last year. The 1.6% increase in gross margin was primarily driven by a favorable shift in product mix to higher margin products and the increase in sales volume in the same period.

Liquidity and Capital Resources

Our principal sources of liquidity have been the payments received from customers purchasing our products, the net proceeds we received from private sales of equity securities, the borrowings under our credit facilities and the net proceeds we received from our IPO, completed in September 2020. As of March 31, 2021, we had cash and restricted cash, in aggregate of $125.6 million and $48.1 million capacity under our revolving credit facility. Our total borrowings outstanding as of March 31, 2021 consisted of $294.3 million of long-term debt.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$27,768	$2,000
Investing activities	(8,073)	(1,847)
Financing activities	(27,815)	(1,309)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $27.8 million and consisted of net income of $46.7 million, non-cash adjustments of $13.5 million and were partially offset by $32.4 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs. The net cash outflow from changes in our net operating assets and liabilities was primarily related to increase in inventory, accounts receivable and prepaid expenses and other assets, as well as a decrease in accounts payable mainly due to timing of payments. The net cash outflow was partially offset by an increase in other liabilities and accrued expenses.

Net cash provided by operating activities for the three months ended March 31, 2020 was $2.0 million and consisted of a net income of $1.2 million, non-cash adjustments of $12.8 million and partially offset by $12.0 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense and amortization of debt issuance costs. The net cash outflow from changes in our net operating assets and liabilities was primarily related to decreases in accounts payable and other liabilities and accrued expenses. The net cash outflow was partially offset by decreases in accounts receivable and prepaid expenses and other assets.

Cash Flows from Investing Activities

Cash used in investing activities was $8.1 million for the three months ended March 31, 2021 and consisted of $4.4 million for the payment of deferred and contingent consideration related to Origin acquisition, $2.0 million for the purchase of capital equipment and software, and $1.7 million for the acquisition of an immaterial business.

Cash used in investing activities was $1.8 million for the three months ended March 31, 2020 and it consisted of payments for capital equipment and software.

Cash Flows from Financing Activities

Cash used in financing activities was $27.8 million for the three months ended March 31, 2021 and consisted of $28.0 repayment of debt and was partially offset by $0.2 million proceeds received from the exercise of employee stock options.

Cash used in financing activities was $1.3 million for the three months ended March 31, 2020 and consisted of repayments of debt of $1.2 million and the payment of offering costs of $0.1 million.

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

According to the repayment schedule, the Consolidated Excess Cash Flow (as defined in the First Lien) and the IPO repayment provisions as set forth in the First Lien, we have made required repayments of the First Lien Term Loan of $59.6 million, in aggregate, in 2020, consisting of $1.2 million in March 2020, $2.6 million in April 2020 and $55.8 million in September 2020, with our IPO proceeds. There is no further repayment required under the First Lien Term Loan until it matures in full in August 2024.

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. With the excess cash on hand, we have made voluntary prepayments in aggregate of $80.8 million in 2020, consisting of $30.8 million in September 2020, with our IPO proceeds, $25.0 million in November 2020 and $25.0 million in December 2020. We further prepaid $28.0 million in March 2021.

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

We had the ability to prepay the Second Lien Term Loan any time after the first and second anniversary without premium or penalty. In 2020, with excess cash on hand, we repaid an aggregate of $50 million of the Second Lien Term Loan, consisting of $10.0 million in May 2020, $15.0 million in August 2020 and $25.0 million in September 2020. Following these repayments, the Second Lien Term Loan was fully repaid and all obligations and covenants thereunder were terminated.

All accrued and unpaid interest on the borrowed amounts is due and payable on a quarterly basis.

Our obligation under the First Lien is secured by substantially all of our personal property assets and those of our United States-organized subsidiaries, including intellectual property. The First Lien Term Loan includes customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. We were in compliance with all of the covenants as of March 31, 2021.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt principal and interest (1)	$348,202	$14,397	$28,833	$304,972	$—
Purchase obligations (2)	144,121	139,839	3,177	1,105	—
Operating leases (3)	29,974	9,956	13,390	5,111	1,517
Total	$522,297	$164,192	$45,400	$311,188	$1,517

(1)

Represents our syndicated First Lien Term Loan and our anticipated repayment schedule for the loan as of March 31, 2021. See Note 8 “Debt” to our condensed combined consolidated financial statements for more information.

(2)

Represents an estimate of our non-cancelable open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of March 31, 2021.

(3)	Consists of contractual obligations from our non-cancellable operating leases for office and warehouse spaces.

On April 27, 2021, we entered into an operating lease agreement for our new Milpitas headquarters in California, U.S. The lease term of this new agreement is 10.5 years with the accounting lease commencement date expected to be in May 2021. The total undiscounted fixed lease payment for this agreement is approximately $45.6. million and this amount is not included in the table above.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021 as compared to the critical accounting policies and estimates described in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2021, we had cash and restricted cash of $125.6 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes. As of March 31, 2021, we had indebtedness of $294.3 million under the syndicated First Lien Term Loan which bears variable market rates, primarily LIBOR. A significant change in these market rates may adversely affect our operating results. As of March 31, 2021, a hypothetical 100 basis point change in interest rates would result in a change to interest expense by approximately $0.1 million for the three ended March 31, 2021.

Foreign Currency Risk

Approximately 19.6% of our net revenue in the three months ended March 31, 2021 was denominated in foreign currencies.  Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The impact of changes in foreign currency rates recognized in other (expense) income, net was $(2.5) million and $(0.1) million for the three months ended March 31, 2021 and 2020, respectively.

The primary currency fluctuations to which we are exposed are the Euro, British Pound and the Chinese Yuan. We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within three months and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $38.6 million and $41.6 million as of March 31, 2021 and December 31, 2020, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

We analyzed our foreign currency exposure to identify assets and liabilities denominated in other currencies. As we grow our operations, our exposure to foreign currency risk could become more significant. A hypothetical ten percent change in exchange rates between those currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $3.8 million in our combined consolidated financial statements for the three months ended March 31, 2021.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While there were 2.4 billion mobile gamers in 2019, according to Newzoo, we have no specific plans to attract gamers who use only mobile devices or tablets and we have no plans to develop gear specifically designed for gamers who use mobile devices or tablets. As a result, if gamers migrate to mobile devices or tablets and away from PCs and consoles, our business may be seriously harmed. In addition, there can be no assurance that the active demographics in gaming will continue to buy into and drive the growth in gamer culture and the games industry overall nor can there be any assurance that gaming will expand into new demographics that will drive growth. Further, if gamers’ interest in video games is diminished, this may seriously harm our business.

Our growth prospects are, to a certain extent, connected with the ongoing growth of live game streaming and eSports and any reduction in the growth or popularity of live game streaming or eSports may seriously harm our business.

The success of our business depends on live game streaming and eSports driving significant growth in the high-performance gaming and content streaming market, which could prompt strong growth in the sales of our gear. However, there are a number of factors which could result in the eSports or live game streaming markets having limited or negative impact on our sales and overall growth. These factors include:

•	our competitors marketing products that gain broader acceptance among game streamers, eSports participants and content creators;
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

Further, there are a number of factors which could result in the growth in live game streaming or the eSports markets stagnating, or even decreasing. These factors include:

•	consumer interest in watching either live or streamed broadcasts of competitors playing video games diminishing or even disappearing;
•	regulations limiting the broadcast of live streaming or eSports;
•	reduced accessibility of streaming and other gaming video content, whether due to platform fragmentation, the erection of paywalls, or otherwise; and
•	economics or monetization of eSports performing below expectations, ultimately causing a decrease in outside investments in eSports.

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

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 27.7% and 41.4% of our net revenue for the three months ended March 31, 2021 and 2020, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

For the three months ended March 31, 2021 and 2020, sales to Amazon accounted for 24.6% of our net revenue for both periods. Sales to our ten largest customers accounted for 49.3% and 52.0% of our net revenue for the three months ended March 31, 2021 and 2020, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon or for any customer in China. As a result, if either Amazon or any customer in China were to default on its payment to us, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

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

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $15.2 million and $11.6 million for the three months ended March 31, 2021 and 2020, respectively, representing 2.9% and 3.7% of our net revenue for these periods, respectively. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

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

In addition, we provide a variety of rebates to both customers and gamers, including instant rebates, volume incentive rebates, back end rebates and mail-in rebates. We also have contractual agreements and cooperative marketing, promotional and other arrangements that provide rebates and other financial incentives to our retailer customers and gamers. To a limited extent, we also offer financial incentives related to retailer customer inventory of specific products. The aggregate amount of charges incurred as a result of all of these rebates and other financial incentives is offset from our gross revenue. For the three months ended March 31, 2021 and 2020, our gross revenue was reduced approximately by between 6.7% and 6.1% as a result of these rebates and other financial incentives. In the future, we also may be required to write down inventory or receivables due to product obsolescence or because of declines in market prices of our gear. Any write-downs or offsets could seriously harm our business.

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

We had $294.3 million of indebtedness as of March 31, 2021. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, one of which requires our Consolidated Total Net Leverage Ratio (as defined in our credit facilities) to be no greater than 8.0 to 1.0 if the revolving credit facility is more than 35% drawn. Our Consolidated Total Net Leverage Ratio as of March 31, 2021 was 0.7 to 1.0. While we were in compliance with this covenant as of March 31, 2021, there can be no assurance that we will not breach these covenants in our credit facilities in the future or other covenants in our future credit facilities.

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

Sales to customers outside the United States accounted for 63.8% and 67.1% of our net revenue for the three months ended March 31, 2021 and 2020, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our systems. For example, we recently discovered the exploitation by hackers of our subsidiary SCUF’s servers, which may have enabled such hackers to collect information provided by our customers, including payment card information, that is handled by our third-party ecommerce service provider. Such hackers utilized the credentials we had provided to another third-party to inject a script, which was active for a limited amount of time, that collected this information provided by customers. Additionally, for portions of our information technology infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses.

Actual or perceived breaches of our security measures, those of third-parties or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties have exposed, and may in the future could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to our brand and reputation or other serious harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions may seriously harm our business.

We may not be able to maintain compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations relating to privacy and cybersecurity, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.

We are subject to a variety of laws, regulations, and industry standards that relate to the collection, processing, storing, disclosing, using, transfer and protecting of personal data and other data and the privacy of individuals. These laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. Because we store, process and use data, some of which contain personal data, we are subject to complex and evolving federal, state and local laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation. The U.S. federal and state governments and agencies may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, processing, transmission and destruction of personal data and other information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact trading strategies and availability of previously useful data.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (“PCI DSS”), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. Any data security incidents, such as those described above, and/or other issues involving payment card information, can constitute a failure to comply with PCI DSS, which may therefore violate payment card association operating rules and the terms of our contracts with payment networks, processors and merchant banks. Such failure to comply may result in the loss of our ability to accept credit and debit card payments, subject us to fines, penalties, and damages. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

Compliance with existing and emerging privacy and cybersecurity laws, regulations and industry standards could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation, lead to private litigation against us, and require additional investment in resources, impact strategies and availability of previously useful data any of which could materially and adversely affect our business, operating results and financial condition.

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

In addition, the CCPA, which came into force in 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing and receive detailed information about how their personal data is used. Failure to comply with the CCPA creates additional risks including enforcement by the California attorney general, private rights of actions for certain data breaches, and damage to reputation. The CCPA may increase our compliance costs and potential liability. Additionally, the Consumer Personal Information Law and Agency Initiative (California Proposition 24), the California Privacy Rights Act was approved by California voters on November 3, 2020. California Proposition 24 would impose additional data protection obligations on companies doing business in California. It will also create a new California data protection agency specifically tasked to enforce the law, which could likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The new California Privacy Rights Act takes effect on January 1, 2023 and will apply to information collected on or after January 1, 2022.

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of March 31, 2021, we had approximately $314.1 million of goodwill, $252.2 million of intangible assets and $15.3 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

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

As of March 31, 2021, EagleTree beneficially owned approximately 67% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public, the trading price of our common stock could decline. Based upon the number of shares outstanding as of March 31, 2021, we had outstanding a total of 92.1 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering and in the secondary in January 2021, are freely tradable, without restriction, in the public market.

As of March 31, 2021, the holders of approximately 61.9 million shares of our common stock, or approximately 67.2% of our total outstanding common stock based upon the number of shares outstanding as of March 31, 2021, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of March 31, 2021, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

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

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/18/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.3	09/18/2020

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	03/11/2021

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a‑14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Corsair Gaming, Inc.

Date: May 4, 2021	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer, Treasurer (Principal Financial Officer)

Date: May 4, 2021	By:	/s/ Gregg A. Lakritz
Gregg A. Lakritz Vice President, Corporate Controller
(Principal Accounting Officer)