Form 10-Q
period 2021-06-30
Corsair Gaming, Inc.
filed 2021-08-03
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 22, 2021, the registrant had 93,806,697 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net revenue	$472,903	$380,407	$1,002,317	$688,925
Cost of revenue	342,552	275,343	711,638	505,239
Gross profit	130,351	105,064	290,679	183,686
Operating expenses:
Sales, general and administrative	80,169	56,827	158,022	110,556
Product development	15,469	11,827	30,655	23,383
Total operating expenses	95,638	68,654	188,677	133,939
Operating income	34,713	36,410	102,002	49,747
Other (expense) income:
Interest expense	(4,508)	(9,572)	(9,454)	(18,946)
Other (expense) income, net	(175)	11	(2,600)	(52)
Total other expense, net	(4,683)	(9,561)	(12,054)	(18,998)
Income before income taxes	30,030	26,849	89,948	30,749
Income tax expense	(2,285)	(4,249)	(15,480)	(6,932)
Net income	$27,745	$22,600	$74,468	$23,817
Net income per share
Basic	$0.30	$0.27	$0.81	$0.28
Diluted	$0.28	$0.26	$0.74	$0.28
Weighted-average shares used to compute net income per share
Basic	92,792	84,098	92,374	84,089
Diluted	100,074	86,333	100,145	86,201

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$27,745	$22,600	$74,468	$23,817
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of zero tax	481	5	646	(3,595)
Unrealized foreign exchange gain (loss) from long-term intercompany loans, net of tax benefit (expense) of $(12) and $43 for the three months ended June 30, 2021 and 2020, respectively and $32 and $104 for the six months ended June 30, 2021 and 2020, respectively	63	198	(161)	(111)
Comprehensive income	$28,289	$22,803	$74,953	$20,111

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash	$134,572	$129,543
Restricted cash	3,748	3,795
Accounts receivable, net	258,789	293,629
Inventories	273,399	226,007
Prepaid expenses and other current assets	61,465	37,997
Total current assets	731,973	690,971
Property and equipment, net	16,034	16,475
Goodwill	314,205	312,760
Intangible assets, net	243,711	259,317
Restricted cash, noncurrent	231	230
Other assets	72,250	34,362
TOTAL ASSETS	$1,378,404	$1,314,115
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$261,656	$299,636
Other liabilities and accrued expenses	232,373	205,745
Total current liabilities	494,029	505,381
Debt, net	270,013	321,393
Deferred tax liabilities	30,983	29,752
Other liabilities, noncurrent	53,693	20,199
TOTAL LIABILITIES	848,718	876,725
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 93,790 and 91,935 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	456,010	438,667
Retained earnings (accumulated deficit)	71,655	(2,813)
Accumulated other comprehensive income	2,012	1,527
Total Stockholders’ Equity	529,686	437,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,378,404	$1,314,115

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity

Balance as of March 31, 2021	92,087	$9	$442,320	$43,910	$1,468	$487,707
Issuance of common stock in connection with employee equity incentive plans	1,703	—	8,889	—	—	8,889
Taxes paid related to net share settlement of equity awards	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	4,808	—	—	4,808
Other comprehensive income	—	—	—	—	544	544
Net income	—	—	—	27,745	—	27,745
Balance as of June 30, 2021	93,790	$9	$456,010	$71,655	$2,012	$529,686

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance as of March 31, 2020	84,079	$8	$326,073	$(104,813)	$(6,080)	$215,188
Issuance of common stock to directors	20	—	—	—	—	—
Issuance of common stock in connection with employee equity incentive plans	250	—	965	—	—	965
Stock-based compensation	—	—	1,550	—	—	1,550
Other comprehensive income	—	—	—	—	203	203
Net income	—	—	—	22,600	—	22,600
Balance as of June 30, 2020	84,349	$8	$328,588	$(82,213)	$(5,877)	$240,506

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity

Balance as of December 31, 2020	91,935	$9	$438,667	$(2,813)	$1,527	$437,390
Issuance of common stock in connection with employee equity incentive plans	1,855	—	9,466	—	—	9,466
Taxes paid related to net share settlement of equity awards	—	—	(7)	—	—	(7)
Stock-based compensation		—	7,884	—	—	7,884
Other comprehensive income	—	—	—	—	485	485
Net income	—	—	—	74,468	—	74,468
Balance as of June 30, 2021	93,790	$9	$456,010	$71,655	$2,012	$529,686

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance as of December 31, 2019	84,079	$8	$324,968	$(106,030)	$(2,171)	$216,775
Issuance of common stock to directors	20	—	—	—	—	—
Issuance of common stock in connection with employee equity incentive plans	250	—	965	—	—	965
Stock-based compensation	—	—	2,655	—	—	2,655
Other comprehensive loss	—	—	—	—	(3,706)	(3,706)
Net income	—	—	—	23,817	—	23,817
Balance as of June 30, 2020	84,349	$8	$328,588	$(82,213)	$(5,877)	$240,506

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income	$74,468	$23,817
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,844	2,655
Depreciation	4,938	4,364
Amortization of intangible assets	17,414	16,839
Debt issuance costs amortization	1,052	1,282
Loss on debt extinguishment	797	392
Deferred income taxes	(5,188)	(1,531)
Other	1,066	738
Changes in operating assets and liabilities:
Accounts receivable	32,508	(18,291)
Inventories	(58,895)	1,071
Prepaid expenses and other assets	(9,645)	5,163
Accounts payable	(37,662)	15,228
Other liabilities and accrued expenses	30,700	23,881
Net cash provided by operating activities	59,397	75,608
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1,684)	—
Payment of deferred and contingent consideration	(4,353)	—
Purchase of property and equipment	(4,894)	(3,006)
Net cash used in investing activities	(10,931)	(3,006)
Cash flows from financing activities:
Repayment of debt	(53,000)	(13,820)
Payment of other offering costs	—	(269)
Proceeds from issuance of shares through employee equity incentive plans	9,466	965
Payment of taxes related to net share settlement of equity awards	(7)	—
Net cash used in financing activities	(43,541)	(13,124)
Effect of exchange rate changes on cash	58	(110)
Net increase in cash and restricted cash	4,983	59,368
Cash and restricted cash at the beginning of the period	133,568	51,947
Cash and restricted cash at the end of the period	$138,551	$111,315
Supplemental cash flow disclosures:
Cash paid for interest	$7,590	$16,900
Cash paid for income taxes	5,423	6,819
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,719	$1,544
Right-of-use assets obtained in exchange for operating lease liabilities (See Note 7)	35,036	225
Initial deferred and contingent purchase consideration	735	—
Measurement period adjustment relating to business acquisitions	—	1,834
Deferred offering costs included in accounts payable and accrued expenses	—	3,201
Debt issuance costs unpaid at period end	—	194
Stock-based compensation included in capitalized inventory overhead	63	—

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

The interim condensed combined consolidated financial statements have been prepared on the same basis as the audited combined consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed combined consolidated balance sheet as of June 30, 2021 and our results of operations for the three and six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Risks and Uncertainties related to the COVID-19 Pandemic

Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced some business disruptions due to COVID-19 including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs, which led to increase in operating costs. This negative financial impact has been offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions. In contrast, if the COVID-19 pandemic subsides, resulting in shelter-in-place and other similar restrictions being eased, it could result in consumers returning to other alternative forms of entertainment and interaction. This in turn could result in a decline in demand for our products. The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the prevalence and severity of any variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

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

The following tables summarize our financial assets and liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	June 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Assets:
Foreign currency forward contracts(1)	$—	$679	$—	$679
Other	—	14	—	14
Total assets	$—	$693	$—	$693

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(2)	$—	$—	$1,250	$1,250
Other	—	76	661	737
Total liabilities	$—	$76	$1,911	$1,987

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Liabilities:
Contingent consideration in connection with a business acquisition—Origin(3)	$—	$—	$2,887	$2,887
Deferred cash consideration in connection with a business acquisition—SCUF(2)	—	—	1,250	1,250
Deferred cash consideration in connection with a business acquisition—Origin(3)	—	—	1,505	1,505
Foreign currency forward contracts(1)	—	819	—	819
Total liabilities	$—	$819	$5,642	$6,461

(1)	The fair values of the forward contracts were based on similar exchange traded derivatives and the related asset or liability is included within Level 2 of the fair value hierarchy.
(2)

The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement. These estimates involved inputs unobservable in the markets and thus represent a level 3 fair value measurement. The $1.3 million liability as of June 30, 2021 and December 31, 2020 consists of $0.1 million based on a contractual amount and the remaining $1.2 million is subject to update upon filing our tax returns for tax years 2020 and 2021.

(3)	The Origin earn-out liability of $2.9 million and deferred cash consideration of $1.5 million were fully paid and settled in the six months ended June 30, 2021.

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

The foreign currency forward contracts generally mature within three to four months. The notional principal amount of outstanding foreign exchange forward contracts was $48.3 million and $41.6 million as of June 30, 2021 and December 31, 2020, respectively, none of which have been designated as hedging instruments during the periods presented. Total fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $(0.6) million and $(0.3) million for the three months ended June 30, 2021 and 2020, respectively, and was $0.1 million and $(0.1) million for the six months ended June 30, 2021 and 2020, respectively.

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

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment:

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

	(In thousands)
Balance as of December 31, 2020	$145,644	$167,116	$312,760
Addition from an immaterial business acquisition	—	1,272	1,272
Effect of foreign currency exchange rates	(6)	179	173
Balance as of June 30, 2021	$145,638	$168,567	$314,205

Intangible assets, net

The following table is a summary of intangible assets, net:

			June 30, 2021			December 31, 2020
	Weighted Average Useful Life in Years	Weighted Average Remaining Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

			(In thousands)
Developed technology	5.5	3.8	$32,086	$11,887	$20,199	$31,016	$8,892	$22,124
Trade name	14.9	13.1	30,846	3,922	26,924	30,632	2,873	27,759
Customer relationships	10.0	6.1	218,572	83,900	134,672	218,469	72,892	145,577
Patent	7.9	6.4	32,235	6,329	25,906	31,802	4,207	27,595
Non-competition agreements	5.0	1.1	2,521	1,941	580	2,521	1,689	832
Total finite-life intangibles	9.7	6.8	316,260	107,979	208,281	314,440	90,553	223,887
Indefinite life trade name	Indefinite life	—	35,430	—	35,430	35,430	—	35,430
Total intangible assets			$351,690	$107,979	$243,711	$349,870	$90,553	$259,317

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

The estimated future amortization expense of intangible assets as of June 30, 2021 is as follows:

Amounts
(In thousands)
Remainder of 2021	$17,407
2022	34,529
2023	32,922
2024	31,472
2025	31,167
Thereafter	60,784
Total	$208,281

7. Balance Sheet Components

Cash and Restricted Cash

	June 30, 2021	December 31, 2020

	(In thousands)
Cash	$134,572	$129,543
Restricted cash—short term	3,748	3,795
Restricted cash—noncurrent	231	230
Total cash and restricted cash	$138,551	$133,568

Accounts Receivable, Net

	June 30, 2021	December 31, 2020

	(In thousands)
Accounts receivable	$259,351	$293,975
Allowance for doubtful accounts	(562)	(346)
Accounts receivable, net	$258,789	$293,629

As of June 30, 2021, and December 31, 2020, two customers each represented 10% or more of our consolidated accounts receivable, net.

Inventories

	June 30, 2021	December 31, 2020

	(In thousands)
Raw materials	$42,319	$52,165
Work in progress	5,787	9,654
Finished goods	225,293	164,188
Inventories	$273,399	$226,007

Property and Equipment, Net

	June 30, 2021	December 31, 2020

	(In thousands)
Manufacturing equipment	$24,442	$22,035
Computer equipment, software and office equipment	9,766	9,407
Furniture and fixtures	4,774	3,675
Leasehold improvements	4,610	4,521
Total property and equipment	$43,592	$39,638
Less: Accumulated depreciation and amortization	(27,558)	(23,163)
Property and equipment, net	$16,034	$16,475

Other Assets

	June 30, 2021	December 31, 2020

	(In thousands)
Right-of-use assets (1)	$56,012	$25,998
Deferred tax asset	11,123	4,792
Other	5,115	3,572
Other assets	$72,250	$34,362

Other Liabilities and Accrued Expenses

	June 30, 2021	December 31, 2020

	(In thousands)
Accrued reserves for customer incentive programs	$56,070	$49,619
Accrued reserves for sales return	36,860	35,673
Accrued payroll and related expense	26,011	26,877
Income tax payable	37,762	22,445
Accrued freight expenses	10,796	7,523
Contract liabilities	7,085	9,787
Operating lease liabilities	9,552	9,070
Other	48,237	44,751
Other liabilities and accrued expenses	$232,373	$205,745

Other Liabilities, Noncurrent

	June 30, 2021	December 31, 2020

	(In thousands)
Operating lease liabilities, noncurrent (1)	$50,686	$17,571
Other	3,007	2,628
Other liabilities, noncurrent	$53,693	$20,199

(1)

On April 27, 2021, we entered into an operating lease agreement for our new Milpitas headquarters in California, U.S. with lease term over 10.5 years and an accounting lease commencement date of May 14, 2021. The balances of this lease as of June 30, 2021 consisted of $3.4 million of lease incentive receivables that were recorded under prepaid and other assets, $25.1 million of right-of-use assets that were recorded under other assets and $28.6 million of lease liabilities that were recorded under other liabilities noncurrent in our condensed combined consolidated balance sheet.

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the purchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. In connection with such nonmonetary transactions with our manufacturers, as of June 30, 2021, we recognized $17.5 million prepaid inventory and $18.4 million accrued liabilities and as of December 31, 2020, we recognized $5.9 million prepaid inventory and accrued liabilities in the condensed combined consolidated balance sheet.

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

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. With the excess cash on hand, we have made voluntary prepayments in aggregate of $80.8 million in 2020, consisting of $30.8 million in September 2020, with our IPO proceeds, $25.0 million in November 2020 and $25.0 million in December 2020. We further prepaid $28.0 million and $25.0 million in March and June 2021, respectively.

The following table summarizes the carrying value of the First Lien Term Loan:

	June 30, 2021	December 31, 2020

	(In thousands)
Principal amount outstanding	$273,938	$326,938
Less: Debt discount, net of amortization	(1,503)	(2,124)
Less: Debt issuance costs, net of amortization	(2,422)	(3,421)
Carrying amount	$270,013	$321,393

The fair value of the First Lien Term Loan was approximately $273.6 million and $326.5 million as of June 30, 2021 and December 31, 2020, respectively. The fair values were determined based on the quoted bid price of the First Lien Term Loan in a syndicated loan market on the reporting date. The First Lien Term Loan is classified as Level 1 of the fair value hierarchy.

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

These restrictive covenants include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. As of June 30, 2021, we were in compliance with all covenants.

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

The following table summarizes the interest expense recognized for the First Lien and Second Lien:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Contractual interest expense for First Lien and Second Lien Term Loan	$3,537	$7,868	$7,419	$16,506
Contractual interest expense for Revolver	—	1	—	16
Amortization of debt discount	153	210	315	453
Amortization of debt issuance costs	362	553	737	889
Loss on debt extinguishment	358	392	797	392
Total interest expense recognized	$4,410	$9,024	$9,268	$18,256

The annual weighted average effective interest rate used for amortizing the debt discount and debt issuance costs for the First Lien and Second Lien, in aggregate, were approximately 6.46% and 6.94% for the three months ended June 30, 2021 and 2020, respectively, and were approximately 6.45% and 6.93% for the six months ended June 30, 2021 and 2020, respectively.

The estimated future principal payments under our total long-term debt as of June 30, 2021 are as follows:

Amounts
(In thousands)
Remainder of 2021	$—
2022	—
2023	—
2024	273,938
2025	—
Thereafter	—
Total debt	$273,938
Less: Discount and debt issuance costs	(3,925)
Total Debt, net of discount and debt issuance costs	$270,013
Presented on the condensed combined consolidated balance sheet under:
Current portion of debt, net	$—
Debt, net	$270,013

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Beginning of the period	$6,001	$4,317	$5,865	$3,991
Warranty provision related to products shipped	1,660	2,104	3,533	3,469
Deductions for warranty claims processed	(1,912)	(1,416)	(3,649)	(2,455)
End of period	$5,749	$5,005	$5,749	$5,005

Unconditional Purchase Obligations

Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (“ERP”) system and the related support services as well as marketing sponsorship. Long-term non-cancelable purchase commitment as of June 30, 2021 were as follows:

Amounts
(In thousands)
Remainder of 2021	$990
2022	2,650
2023	1,828
2024	1,288
2025	159
Thereafter	—
Total	$6,915

Our total non-cancelable purchase commitments outstanding as of December 31, 2020 were $6.8 million.

Letters of Credit

The total letters of credit outstanding, in aggregate, was $1.5 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively. No amounts have been drawn upon the letters of credit for all periods presented.

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

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of June 30, 2021.

11. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2021, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense by line item in the accompanying condensed combined consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Cost of revenue	$293	$69	$474	$132
Sales, general and administrative	3,600	1,339	6,172	2,219
Product development	875	142	1,198	304
Stock-based compensation expense, net of amounts capitalized	4,768	1,550	7,844	2,655
Capitalized stock-based compensation expense	46	—	46	—
Total stock-based compensation expense	$4,814	$1,550	$7,890	$2,655
Income tax benefits related to stock-based compensation expense	$4,236	$—	$5,155	$—

As of June 30, 2021, we had $41.7 million of total unrecognized stock-based compensation relating to outstanding unvested awards which is expected to be amortized over a weighted-average period of 3.0 years.

The total intrinsic value of options exercised for the three and six months ended June 30, 2021 was $49.3 million and $53.7 million, respectively. There were no stock options exercises for the three and six months ended June 30, 2020.

12. Net Income Per Share

The following table summarizes the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Numerator
Net income, basic and diluted	$27,745	$22,600	$74,468	$23,817
Denominator
Weighted-average shares used to compute net income per share, basic	92,792	84,098	92,374	84,089
Effect of dilutive securities (1)	7,282	2,235	7,771	2,112
Weighted-average shares used to compute net income per share, diluted	100,074	86,333	100,145	86,201
Net income per share:
Basic	$0.30	$0.27	$0.81	$0.28
Diluted	$0.28	$0.26	$0.74	$0.28

Anti-dilutive potential common shares (1)	781	3,575	575	3,191

(1)	Potential common share equivalents were not included in the calculation of diluted net income per share as the effect would have been anti-dilutive

13. Income Taxes

The table below presents our income (loss) before income taxes, income tax (expense) benefit and effective income tax rates for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Income before income taxes	$30,030	$26,849	$89,948	$30,749
Income tax expense	(2,285)	(4,249)	(15,480)	(6,932)
Effective tax rate	7.6%	15.8%	17.2%	22.5%

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

Our effective tax rates were 7.6% and 15.8% for the three months ended June 30, 2021 and 2020, respectively. The change in effective tax rates was primarily due to an increase in excess tax benefits from stock-based compensation recognized in the three months ended June 30, 2021, as well as the change in the mix of income and losses in the various tax jurisdictions in which we operate. In addition, the U.S. tax losses and credits in the three months ended June 30, 2020 were subject to a valuation allowance, whereas only an insignificant valuation allowance was necessary for the three months ended June 30, 2021.

Our effective tax rates were 17.2% and 22.5% for the six months ended June 30, 2021 and 2020, respectively. The change in effective tax rates was primarily due to an increase in excess tax benefits from stock-based compensation recognized in the six months ended June 30, 2021, as well as the change in the mix of income and losses in the various tax jurisdictions in which we operate, and also due to lower valuation allowance for our U.S. tax losses and credits in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. In addition, in the six months ended June 30, 2021, we recorded a $1.4 million one-time tax expense related to the remeasurement of our United Kingdom deferred tax liabilities as a result of the enactment of the increased corporate tax rate in the United Kingdom.  In the six months ended June 30, 2020, we recorded a $0.6 million one-time tax benefit from the change in tax law resulting from the enactment of the CARES Act in the first quarter 2020.

Unrecognized tax benefits were $1.3 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

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

The table below summarizes the financial information for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue
Gamer and Creator Peripherals	$155,157	$110,115	$331,069	$185,976
Gaming Components and Systems	317,746	270,292	671,248	502,949
Total net revenue	$472,903	$380,407	$1,002,317	$688,925
Gross Profit
Gamer and Creator Peripherals	$54,634	$38,743	$123,500	$60,876
Gaming Components and Systems	75,717	66,321	167,179	122,810
Total gross profit	$130,351	$105,064	$290,679	$183,686

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue
Americas	$191,070	$176,473	$417,458	$300,183
Europe and Middle East	187,708	139,184	413,202	249,734
Asia Pacific	94,125	64,750	171,657	139,008
Total net revenue	$472,903	$380,407	$1,002,317	$688,925

Revenues from sales to customers in the United States represented 35.1% and 39.0% for the three months ended June 30, 2021 and, 2020, respectively, and represented 35.7% and 36.3% for the six months ended June 30, 2021 and, 2020, respectively. Revenue from sales to customers in the United Kingdom represented 10.0% and 10.1% for the three and six months ended June 30, 2021, respectively, and were below 10.0% for the same periods last year. No other countries besides the United States and the United Kingdom represented 10% or more of total net revenue for each of the periods presented.

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

Our gear is sold to gaming enthusiasts worldwide through either our retail channel or our direct-to-consumer channel. In our retail channel, we distribute our gear either directly to the retailer, such as Amazon and Best Buy, or through key distributors. While we historically have sold a small percentage of our gear directly to consumers through our website, following the SCUF Acquisition and the Origin Acquisition in 2019, the volume of direct-to-consumer sales has increased as both of these companies primarily generated sales through direct-to-consumer channels. We expect net revenue from our direct-to-consumer channel to continue to increase as a percentage of total net revenue in future periods.

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

Our net revenue was $472.9 million and $380.4 million for the three months ended June 30, 2021 and 2020, respectively, representing a period-over-period increase of 24.3%. We had net income of $27.7 million and $22.6 million for the three months ended June 30, 2021 and 2020, respectively. Our net revenue was $1.0 billion and $688.9 million for the six months ended June 30, 2021 and 2020, respectively, representing a period-over-period increase of 45.5%. We had net income of $74.5 million and $23.8 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by operating activities was $59.4 million and $75.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers (including eRetailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with eRetailer Amazon accounting for 24.6% and 26.8% of our net revenue for the six months ended June 30, 2021 and 2020, respectively, and sales to our ten largest customers accounting for approximately 50.0% and 52.4% of our net revenue for the six months ended June 30, 2021 and 2020, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design that helps eRetailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. To date, we have had several new product introductions that had a favorable impact on our net revenue and operating results, such as the introduction of our new K65 mini RGB keyboard and Elgato’s new accessories in the first quarter of 2021. However, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new gear over those of our competitors.

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

Impact of COVID-19. The COVID-19 pandemic has caused general business disruption worldwide beginning in early 2020. We have operations and employees in various regions affected by coronavirus, including our headquarters in California, which is subject to a shelter-in-place order. Our manufacturing facilities in Atlanta and the United Kingdom, and our contract manufacturing facilities in Southeast Asia, many of which closed between one to two months in early 2020 have caused some disruptions in our supply chain which also resulted in increased air freight costs. Although we have seen some significant business disruptions due to COVID-19, the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The negative financial impact from the temporary stoppage in our factories in early 2020, disruption in our supply chain and increased freight costs due to COVID-19 was offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions. We believe that shelter-in-place and other similar restrictions have resulted in increased demand for our gear because such restrictions have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. Further, we believe the increased demand for our gear has been driven in part by individuals seeking to improve their work from home setup. However, as global economic activity slows down, the demand for our gear could decline despite these trends. Moreover, travel restrictions, factory closures and disruptions in our supply chain have happened causing our logistics costs to increase in 2021 and are likely to continue to happen and we or our suppliers may not be able to obtain adequate inventory to sell. The dynamic nature and uncertainty of the circumstances surrounding COVID-19 pandemic, including any new variants, may have adverse consequences on our results of operations for 2021 and may negatively impact future fiscal periods in the event of prolonged disruptions associated with the outbreak. In contrast, if the COVID-19 pandemic subsides, resulting in shelter-in-place and other similar restrictions being eased, it could result in consumers returning to other alternative forms of entertainment and interaction. This in turn could result in a decline in demand for our products.

We continue to closely monitor the impact of the COVID-19 pandemic to our business and we have implemented various measures to mitigate the disruptive logistic impact specifically around managing inventory stocking level at our distribution hubs and determining the mode of shipment used to deploy our gear to the customers, and we are also ready to implement adjustments to our expenses and cash flow in the event of declines in revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue	$472,903	$380,407	$1,002,317	$688,925
Cost of revenue	342,552	275,343	711,638	505,239
Gross profit	130,351	105,064	290,679	183,686
Operating expenses:
Sales, general and administrative	80,169	56,827	158,022	110,556
Product development	15,469	11,827	30,655	23,383
Total operating expenses	95,638	68,654	188,677	133,939
Operating income	34,713	36,410	102,002	49,747
Other (expense) income:
Interest expense	(4,508)	(9,572)	(9,454)	(18,946)
Other (expense) income, net	(175)	11	(2,600)	(52)
Total other expense, net	(4,683)	(9,561)	(12,054)	(18,998)
Income before income taxes	30,030	26,849	89,948	30,749
Income tax expense	(2,285)	(4,249)	(15,480)	(6,932)
Net income	$27,745	$22,600	$74,468	$23,817

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.4	72.4	71.0	73.3
Gross profit	27.6	27.6	29.0	26.7
Operating expenses:
Sales, general and administrative	17.0	14.9	15.8	16.0
Product development	3.3	3.2	3.1	3.4
Total operating expenses	20.3	18.1	18.8	19.4
Operating income	7.3	9.5	10.2	7.2
Other (expense) income:
Interest expense	(1.0)	(2.5)	(0.9)	(2.8)
Other (expense) income, net	(0.0)	0.0	(0.3)	(0.0)
Total other expense, net	(1.0)	(2.5)	(1.2)	(2.8)
Income before income taxes	6.3	7.0	9.0	4.5
Income tax expense	(0.5)	(1.1)	(1.5)	(1.0)
Net income	5.8%	5.9%	7.4%	3.5%

Components of Results of Operations

Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue	$472,903	$380,407	$1,002,317	$688,925

Net revenue increased $92.5 million, or 24.3%, for the three months ended June 30, 2021 as compared to the same period last year. The increase was due to a 40.9% growth in sales for our gamer and creator peripherals segment and a 17.6% growth in sales for our gaming components and systems segment.

Net revenue increased $313.4 million, or 45.5%, for the six months ended June 30, 2021 as compared to the same period last year. The increase was due to a 78.0% growth in sales for our gamer and creator peripherals segment and a 33.5% growth in sales for our gaming components and systems segment.

Overall, we believe the increased demand of our products is generally due to a larger number of consumers that are gaming and working from home due to the COVID-19 pandemic, in addition to existing customers upgrading their systems and gear for a better gaming and/or streaming experience.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Gross profit	$130,351	$105,064	$290,679	$183,686
Gross margin	27.6%	27.6%	29.0%	26.7%

Gross margin remained flat at 27.6% for the three months ended June 30, 2021 and for the same period last year. Gross margins remained flat as the increase in gross margin in the three months ended June 30, 2021 from a favorable shift in mix towards our gamer and creator peripherals segment was offset primarily by increased freight costs and logistics costs driven by inventory supply limitations largely due to the COVID-19 pandemic, as well as pandemic related port shutdowns in the second fiscal quarter of 2021.

Gross margin increased to 29.0% for the six months ended June 30, 2021 from 26.7% for the same period last year. This increase was primarily driven by improved product mix towards our gamer and creator peripherals segment and the increase in sales volume, particularly the strong revenue growth in our Elgato streaming products. The increase in gross margin was partially offset by increased freight costs and logistics costs driven by inventory supply limitations largely due to the COVID-19 pandemic, as well as pandemic related port shutdowns in the second fiscal quarter of 2021.

Sales, General and Administrative (SG&A)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Sales, general and administrative	$80,169	$56,827	$158,022	$110,556

SG&A expenses increased $23.3 million, or 41.1%, for the three months ended June 30, 2021 as compared to the same period last year. The increase was primarily due to an $8.1 million increase in distribution costs including outbound freight and the costs to operate our distribution hubs due to increased sales volume, a $6.6 million increase in personnel-related costs due to headcount growth and higher stock-based compensation, a $2.7 million increase in marketing expenses, mainly due to increase in sponsorships and digital marketing programs, and an $1.1 million increase in credit card processing fees driven by an increase in our webstore sales. Other increases in SG&A expenses included increased director and officer insurance fees and professional services expenses.

SG&A expenses increased $47.5 million, or 42.9%, for the six months ended June 30, 2021 as compared to the same period last year. The increase was primarily due to an $18.8 million increase in distribution costs including outbound freight and the costs to operate our distribution hubs due to increased sales volume, a $16.7 million increase in personnel-related costs due to headcount growth and an increase in bonus expense and stock-based compensation, a $3.3 million in marketing expenses, mainly due to increase in sponsorships and digital marketing programs and a $2.6 million increase in credit card processing fees driven by an increase in our webstore sales. Other increases in SG&A expenses included increased director and officer insurance fees and professional services expenses.

Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Product development	$15,469	$11,827	$30,655	$23,383

Product development expenses increased $3.6 million, or 30.8%, for the three months ended June 30, 2021 as compared to the same period last year. The increase was primarily due to a $2.7 million increase in personnel-related expenses due to headcount growth and an increase in bonus expense and stock-based compensation, and a $0.7 million increase in other product development related costs to support our continued innovation and broadening of our product portfolio.

Product development expenses increased $7.3 million, or 31.1%, for the six months ended June 30, 2021 as compared to the same period last year. The increase was primarily due to a $5.4 million increase in personnel-related expenses due to headcount growth and an increase in bonus expense and stock-based compensation, an $0.8 million increase in consultant and contractor expense, and a $1.3 million increase in other product development related costs to support our continued innovation and broadening of our product portfolio.

Interest Expense and Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Interest expense	$(4,508)	$(9,572)	$(9,454)	$(18,946)
Other (expense) income, net	(175)	11	(2,600)	(52)

Interest expense decreased $5.1 million, or 52.9%, for the three months ended June 30, 2021 as compared to the same period last year. Interest expense decreased $9.5 million, or 50.1%, for the six months ended June 30, 2021 as compared to the same period last year. The decreases in interest expense in both the three and six-months ended June 30, 2021 compared to the same periods last year were due to lower interest expense paid for our First Lien Term Loan as a result of the partial extinguishment of our First Lien Term Loan in 2020 and 2021 and no interest paid for our Second Lien Term Loan due to the full extinguishment of our Second Lien Term Loan in 2020.

Other (expense) income, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Income before income taxes	$30,030	$26,849	$89,948	$30,749
Income tax expense	(2,285)	(4,249)	(15,480)	(6,932)
Effective tax rate	7.6%	15.8%	17.2%	22.5%

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

Our effective tax rates were 7.6% and 15.8% for the three months ended June 30, 2021 and 2020, respectively. The change in effective tax rates was primarily due to an increase in excess tax benefits from stock-based compensation recognized in the three months ended June 30, 2021, as well as the change in the mix of income and losses in the various tax jurisdictions in which we operate. In addition, the U.S. tax losses and credits in the three months ended June 30, 202 were subject to a valuation allowance, whereas only an insignificant valuation allowance was necessary for the three months ended June 30, 2021.

Our effective tax rates were 17.2% and 22.5% for the six months ended June 30, 2021 and 2020, respectively. The change in effective tax rates was primarily due to an increase in excess tax benefits from stock-based compensation recognized in the six months ended June 30, 2021, as well as the change in the mix of income and losses in the various tax jurisdictions in which we operate, and also due to lower valuation allowance for our U.S. tax losses and credits in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. In addition, in the six months ended June 30, 2021, we recorded a $1.4 million one-time tax expense related to the remeasurement of our United Kingdom deferred tax liabilities as a result of the enactment of the increased corporate tax rate in the United Kingdom.  In the six months ended June 30, 2020, we recorded a $0.6 million one-time tax benefit from the change in tax law resulting from the enactment of the CARES Act.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Gamer and Creator Peripherals Segment	$155,157	32.8%	$110,115	28.9%	$331,069	33.0%	$185,976	27.0%
Memory Products	158,735	33.6	145,969	38.4	320,599	32.0	282,852	41.1
Other Component Products	159,011	33.6	124,323	32.7	350,649	35.0	220,097	31.9
Gaming Components and Systems Segment	317,746	67.2	270,292	71.1	671,248	67.0	502,949	73.0
Total Net Revenue	$472,903	100.0%	$380,407	100.0%	$1,002,317	100.0%	$688,925	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment increased $45.0 million, or 40.9%, for the three months ended June 30, 2021 as compared to the same period last year, primarily due to strong sales growth across all product categories, led primarily by increased sales of our Elgato branded streaming and peripherals products, as well as our SCUF branded console products.

Net revenue of the gamer and creator peripherals segment increased $145.1 million, or 78.0%, for the six months ended June 30, 2021 as compared to the same period last year due to strong growth across all product categories, led primarily by increased sales of our Elgato branded streaming and peripherals products, as well as our SCUF branded console products.

We believe the revenue growth in the three- and six-month periods was driven in part by the COVID-19 shelter-in-place orders as consumers spend more time working and gaming at home and gamers seeking to improve their performance by upgrading their gear.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment increased $47.5 million, or 17.6%, for the three months ended June 30, 2021 as compared to the same period last year, primarily driven by increase in demand for our PSUs and pre-built systems.

Net revenue of the gaming components and systems segment increased $168.3 million, or 33.5%, for the six months ended June 30, 2021 as compared to the same period last year, with revenue growth across all products, particularly, PSUs and pre-built systems.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Gamer and Creator Peripherals Segment	$54,634	35.2%	$38,743	35.2%	$123,500	37.3%	$60,876	32.7%
Memory Products	28,126	17.7	30,950	21.2	62,049	19.4	62,955	22.3
Other Component Products	47,591	29.9	35,371	28.5	105,130	30.0	59,855	27.2
Gaming Components and Systems Segment	75,717	23.8	66,321	24.5	167,179	24.9	122,810	24.4
Total Gross Profit	$130,351	27.6%	$105,064	27.6%	$290,679	29.0%	$183,686	26.7%

Gamer and Creator Peripherals Segment

The gross profit of the gamer and creator peripherals segment increased in the three months ended June 30, 2021 by $15.9 million, or 41.0%, as compared to the same period last year. Gross margin remained flat at 35.2% for the three months ended June 30, 2021, and for the same period last year. Gross margin for the three months ended June 30, 2021 was burdened with increased freight costs and logistics costs due to pandemic related port shutdowns and inventory supply limitations.

The gross profit of the gamer and creator peripherals segment increased in the six months ended June 30, 2021 by $62.6 million, or 102.9%, as compared to the same period last year. The 4.6% increase in gross margin in the six-month period, compared to the same period last year, was primarily driven by the strong growth in sales of higher margin Elgato branded streaming products and the increase in sales volume in the same period, as well as a reduction in tariff costs. This was partially offset by the increase in freight costs and logistics costs driven by inventory supply limitations largely due to the COVID-19 pandemic, as well as pandemic related port shutdowns in the second fiscal quarter of 2021.

Gaming Components and Systems Segment

The gross profit of the gaming components and systems segment increased in the three months ended June 30, 2021 by $9.4 million, or 14.2%, as compared to the same period last year. The 0.7% decrease in gross margin in the three-month period, compared to the same period last year, was driven by increased freight costs, both ocean and air, including a higher mix of incoming air freight and higher input costs, largely due to the COVID-19 pandemic.

The gross profit of the gaming components and systems segment increased in the six months ended June 30, 2021 by $44.4 million, or 36.1%, as compared to the same period last year. The 0.5% increase in gross margin in the six-month period, compared to the same period last year, was primarily driven by a favorable shift in product mix to higher margin products and the increase in sales volume in the same period. This was partially offset by increased freight costs and input costs, largely due to the COVID-19 pandemic.

Liquidity and Capital Resources

Our principal sources of liquidity have been the payments received from customers purchasing our products, the net proceeds we received from private sales of equity securities, the borrowings under our credit facilities and the net proceeds we received from our IPO, completed in September 2020. As of June 30, 2021, we had cash and restricted cash, in aggregate of $138.6 million and

$48.6 million capacity under our revolving credit facility. Our total borrowings outstanding as of June 30, 2021 consisted of $270.0 million of long-term debt.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$59,397	$75,608
Investing activities	(10,931)	(3,006)
Financing activities	(43,541)	(13,124)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $59.4 million and consisted of net income of $74.5 million, non-cash adjustments of $27.9 million and was partially offset by $43.0 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs and change in deferred tax assets. The net cash outflow from changes in our net operating assets and liabilities was primarily related to increase in inventory, prepaid expenses and other assets, and a decrease in accounts payable mainly due to timing of payments. The net cash outflow was partially offset by a decrease in accounts receivable and an increase in other liabilities and accrued expenses.

Net cash provided by operating activities for the six months ended June 30, 2020 was $75.6 million and consisted of a net income of $23.8 million, non-cash adjustments of $24.7 million and $27.1 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, amortization of debt issuance costs, and change in deferred tax assets. The net cash inflow from changes in our net operating assets and liabilities was primarily related to an increase in other liabilities and accrued expenses and accounts payable, as well decreases in inventories and prepaid expense and other assets. The net cash inflow was partially offset by an increase in accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was $10.9 million for the six months ended June 30, 2021 and consisted of $4.9 million for the purchase of capital equipment and software, $4.3 million for the payment of deferred and contingent consideration related to the Origin acquisition, and $1.7 million for the acquisition of an immaterial business.

Cash used in investing activities was $3.0 million for the six months ended June 30, 2020 and consisted of payments for capital equipment and software.

Cash Flows from Financing Activities

Cash used in financing activities was $43.5 million for the six months ended June 30, 2021 and consisted of $53.0 repayment of debt, partially offset by $9.5 million proceeds received from the issuance of shares through the employee equity incentive plans.

Cash used in financing activities was $13.1 million for the six months ended June 30, 2020 and consisted primarily of $13.8 million repayments of debt, which was partially offset by $1.0 million proceeds received from the issuance of shares through the employee equity incentive plans.

Credit Facilities

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

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. With the excess cash on hand, we have made voluntary prepayments in aggregate of $80.8 million in 2020, consisting of $30.8 million in September 2020, with our IPO proceeds, $25.0 million in November 2020 and $25.0 million in December 2020. We further prepaid $28.0 million and $25.0 million in March and June 2021, respectively.

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

Our obligation under the First Lien is secured by substantially all of our personal property assets and those of our United States-organized subsidiaries, including intellectual property. The First Lien Term Loan includes customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. We were in compliance with all of the covenants as of June 30, 2021.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(In thousands)
Debt principal and interest (1)	$315,794	$13,193	$26,422	$276,179	$—
Purchase obligations (2)	112,131	107,731	3,597	803	—
Operating leases (3)	69,761	6,434	17,054	14,026	32,247
Total	$497,686	$127,358	$47,073	$291,008	$32,247

(1)

Represents our syndicated First Lien Term Loan and our anticipated repayment schedule for the loan as of June 30, 2021. See Note 8 “Debt” to our condensed combined consolidated financial statements for more information.

(2)

Represents an estimate of our non-cancelable open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of June 30, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021 as compared to the critical accounting policies and estimates described in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021.

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

Interest Rate Risk

As of June 30, 2021, we had cash and restricted cash of $138.6 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes. As of June 30, 2021, we had indebtedness of $270.0 million under the syndicated First Lien Term Loan which bears variable market rates, primarily LIBOR. A significant change in these market rates may adversely affect our operating results. As of June 30, 2021, a hypothetical 100 basis point change in interest rates would result in a change to interest expense by approximately $0.2 million for the six months ended June 30, 2021.

Foreign Currency Risk

Approximately 18.9% of our net revenue in the six months ended June 30, 2021 was denominated in foreign currencies. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The impact of changes in foreign currency rates recognized in other (expense) income, net was $(2.6) million and $(0.1) million for the six months ended June 30, 2021 and 2020, respectively.

The primary currency fluctuations to which we are exposed are the Euro, British Pound and the Chinese Yuan. We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within three to four months and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $48.3 million and $41.6 million as of June 30, 2021 and December 31, 2020, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

We analyzed our foreign currency exposure to identify assets and liabilities denominated in other currencies. As we grow our operations, our exposure to foreign currency risk could become more significant. A hypothetical ten percent change in exchange rates between those currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $1.7 million in our combined consolidated financial statements for the six months ended June 30, 2021

Item 4. Controls and Procedures.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competitors in the gamer and creator peripherals market. Our primary competitors in the market for gaming keyboards and mice include Logitech and Razer. Our primary competitors in the market for headset and related audio products include Logitech, Razer and HP through its HyperX brand. Our primary competitors in the gamer and creator streaming gear market include Logitech, following its acquisition of Blue Microphones, and AVerMedia. Our primary competitors in the performance controller market include Microsoft and Logitech.

Competitors in the gaming components and systems market. Our primary competitors in the market for PSUs, cooling solutions and computer cases include Cooler Master, NZXT, EVGA, Seasonic and Thermaltake. Our primary competitors in the market for DRAM modules include G.Skill, Kingston and Micron through its Crucial division. Our primary competitors in the market for prebuilt gaming PCs and laptops include Dell through its Alienware brand, HP through its Omen brand, Asus and Razer. Our primary competitors in the market for custom-built gaming PCs and laptops include iBuypower and Cyberpower.

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

While there were 2.6 billion mobile gamers in 2020, according to Newzoo, we have no specific plans to attract gamers who use only mobile devices or tablets and we have no plans to develop gear specifically designed for gamers who use mobile devices or tablets. As a result, if gamers migrate to mobile devices or tablets and away from PCs and consoles, our business may be seriously harmed. In addition, there can be no assurance that the active demographics in gaming will continue to buy into and drive the growth in gamer culture and the games industry overall nor can there be any assurance that gaming will expand into new demographics that will drive growth. Further, if gamers’ interest in video games is diminished, this may seriously harm our business.

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

We use DRAM ICs produced by Samsung, Micron and Hynix in our DRAM modules. We purchase those DRAM ICs, pursuant to purchase orders and not long-term supply contracts, largely from third-party distributors and, to a lesser extent, directly from those manufacturers. According to market share data for DRAM IC manufacturers appearing on the website of DRAM Exchange, a market research firm, Samsung, a manufacturer of DRAM ICs, had an approximately 43% share of the worldwide DRAM IC market for 2020, compared to approximately 29% for Hynix and approximately 23% for Micron in each case for the same period. However, should supply from any of these vendors be limited, there can be no assurance that we would be able to meet our needs by purchasing DRAM ICs produced by other manufacturers or from agents and distributors. Further, there are a limited number of companies capable of producing the high-speed DRAM ICs required for our high-performance DRAM modules, and any inability to procure the requisite quantities and quality of DRAM ICs could reduce our production of DRAM modules and could seriously harm our business.

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

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 27.30% and 38.21% of our net revenue for the six months ended June 30, 2021 and 2020, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

For the six months ended June 30, 2021 and 2020, sales to Amazon accounted for 24.6% and 26.8% of our net revenue, respectively. Sales to our ten largest customers accounted for 50.0% and 52.4% of our net revenue for the six months ended June 30, 2021 and 2020, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on its payment to us, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

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

Because most of the gear we sell is linked through either our iCUE software or our Elgato streaming software suite, “bugs” or other glitches in the software may cause it to not perform reliably, meet our quality standards or meet performance specifications. Further, even if we detect any bugs or other glitches in the iCUE software or our Elgato streaming software suite we may be unable to update the affected software effectively to remediate these problems. In addition, in order for us to stay competitive, we need to update the iCUE software, Elgato streaming software suite and any other software utilized by our gear, to incorporate innovations and other changes to address gamers and content creators’ changing needs. If we are unable to update the iCUE software or our Elgato streaming software suite to include such updates or address any bugs or glitches, its use to gamers and content creators may be substantially diminished, which could seriously harm our business.

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

While we operate a facility in Taiwan that assembles, tests and packages all of our DRAM modules and certain other products, we rely upon manufacturers in China and Southeast Asia to produce a significant portion of our other products, which exposes us to risks that may seriously harm our business.

We operate a facility in Taiwan that assembles, tests, packages and ultimately supplies all of our DRAM modules and a significant portion of our cooling solutions, prebuilt and custom gaming systems and custom gaming controllers. We also assemble, test, package and ultimately supply our custom-built PCs in our U.S. facility, and our customized gaming controllers in our U.S. and U.K. facilities. All of the other gear we sell, including the components used to assemble our DRAM modules, are produced at factories operated by third parties located in China, Taiwan and countries in Southeast Asia. The fact that all of these facilities, manufacturers, suppliers and factories are concentrated in China, Taiwan and countries in Southeast Asia exposes us to numerous risks.

We believe one of the most significant risks associated with this concentration is that production may be interrupted or limited because of labor shortages in southern China and by strains on the local infrastructure. In addition, production at facilities located in China, Taiwan or Southeast Asia, including our own manufacturing, testing and packaging facility in Taiwan, and deliveries from those facilities, may be adversely affected by tensions, hostilities or trade disputes involving China, Taiwan, the United States or other countries. There is considerable potential political instability in Taiwan related to its disputes with China. In addition, political instability in countries in Southeast Asia where we source certain components, such as Thailand, could result in delays in shipments or our inability to source certain critical components for our products. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn may seriously harm our business.

Other risks resulting from this concentration of our manufacturing facilities and our suppliers in China, Taiwan and Southeast Asia include the following:

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

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $30.7 million and $23.4 million for the six months ended June 30, 2021 and 2020, respectively, representing 3.1% and 3.4% of our net revenue for these periods, respectively. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

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

In addition, we provide a variety of rebates to both customers and gamers, including instant rebates, volume incentive rebates, back end rebates and mail-in rebates. We also have contractual agreements and cooperative marketing, promotional and other arrangements that provide rebates and other financial incentives to our retailer customers and gamers. To a limited extent, we also offer financial incentives related to retailer customer inventory of specific products. The aggregate amount of charges incurred as a result of all of these rebates and other financial incentives is offset from our gross revenue. For the six months ended June 30, 2021 and 2020, our gross revenue was reduced approximately by 7.3% and 6.4%, respectively, as a result of these rebates. In the future, we also may be required to write down inventory or receivables due to product obsolescence or because of declines in market prices of our gear. Any write-downs or offsets could seriously harm our business.

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

We had $270.0 million of indebtedness as of June 30, 2021. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, one of which requires our Consolidated Total Net Leverage Ratio (as defined in our credit facilities) to be no greater than 8.0 to 1.0 if the revolving credit facility is more than 35% drawn. Our Consolidated Total Net Leverage Ratio as of June 30, 2021 was 0.5 to 1.0. While we were in compliance with this covenant as of June 30, 2021, there can be no assurance that we will not breach these covenants in our credit facilities in the future or other covenants in our future credit facilities.

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

Sales to customers outside the United States accounted for 64.3% and 63.7% of our net revenue for the six months ended June 30, 2021 and 2020, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. Any data security incidents, such as those described above, and/or other issues involving payment card information, can constitute a failure to comply with PCI DSS, which may therefore violate payment card association operating rules and the terms of our contracts with payment networks, processors and merchant banks. Such failure to comply may result in the loss of our ability to accept credit and debit card payments, subject us to fines, penalties, and damages. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of June 30, 2021, we had approximately $314.2 million of goodwill, $243.7 million of intangible assets and $73.9 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

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

Our corporate headquarters are located in the San Francisco Bay Area and the testing and packaging of most of our DRAM modules take place in our facility in Taiwan. Both locations are known to experience earthquakes from time to time, some of which have been severe. In addition, typhoons and other severe weather systems frequently affect Taiwan. Most of the third-party facilities where our gear and some of the components used in our gear is manufactured are located in China, Taiwan, Southeast Asia and other areas that are known for seismic activity and other natural disasters. Earthquakes in any of the foregoing areas may also result in tsunamis. We do not carry earthquake insurance. As a result, earthquakes or other natural disasters could severely disrupt our operations, either directly or as a result of their effect on third-party manufacturers and suppliers upon whom we rely and their respective supply chains and may negatively impact the ordering patterns of our customers and may seriously harm our business.

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

As of June 30, 2021, EagleTree beneficially owned approximately 57.8% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

Our stock only recently began trading on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

Future sales of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public, the trading price of our common stock could decline. Based upon the number of shares outstanding as of June 30, 2021, we had outstanding a total of 93.8 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering and in the secondary in January 2021, are freely tradable, without restriction, in the public market.

As of June 30, 2021, the holders of approximately 54.2 million shares of our common stock, or approximately 57.8% of our total outstanding common stock based upon the number of shares outstanding as of June 30, 2021, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of June 30, 2021, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

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

Corsair Gaming, Inc.

Date: August 3, 2021	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer, Treasurer (Principal Financial Officer)

Date: August 3, 2021	By:	/s/ Gregg A. Lakritz
Gregg A. Lakritz Vice President, Corporate Controller
(Principal Accounting Officer)