Form 10-Q
period 2021-09-30
Corsair Gaming, Inc.
filed 2021-11-02
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 21, 2021, the registrant had 94,343,994 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenue	$391,121	$457,103	$1,393,438	$1,146,028
Cost of revenue	289,759	329,159	1,001,397	834,398
Gross profit	101,362	127,944	392,041	311,630
Operating expenses:
Sales, general and administrative	76,112	65,321	234,134	175,877
Product development	14,495	12,902	45,150	36,285
Total operating expenses	90,607	78,223	279,284	212,162
Operating income	10,755	49,721	112,757	99,468
Other (expense) income:
Interest expense	(7,202)	(10,170)	(16,656)	(29,116)
Other (expense) income, net	(1,402)	23	(4,002)	(29)
Total other expense, net	(8,604)	(10,147)	(20,658)	(29,145)
Income before income taxes	2,151	39,574	92,099	70,323
Income tax expense	(374)	(3,217)	(15,854)	(10,149)
Net income	$1,777	$36,357	$76,245	$60,174
Net income per share
Basic	$0.02	$0.43	$0.82	$0.71
Diluted	$0.02	$0.40	$0.76	$0.69
Weighted-average shares used to compute net income per share
Basic	93,918	84,871	92,894	84,352
Diluted	100,041	90,084	100,116	87,499

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$1,777	$36,357	$76,245	$60,174
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of zero tax	(1,943)	2,378	(1,297)	(1,217)
Unrealized foreign exchange gain (loss) from long-term intercompany loans, net of tax benefit (expense) of $24 and $(128) for the three months ended September 30, 2021 and 2020, respectively and $56 and $(24) for the nine months ended September 30, 2021 and 2020, respectively	(121)	691	(282)	580
Comprehensive income (loss)	$(287)	$39,426	$74,666	$59,537

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash	$71,922	$129,543
Restricted cash	4,176	3,795
Accounts receivable, net	252,406	293,629
Inventories	331,938	226,007
Prepaid expenses and other current assets	47,682	37,997
Total current assets	708,124	690,971
Property and equipment, net	16,367	16,475
Goodwill	313,793	312,760
Intangible assets, net	234,141	259,317
Restricted cash, noncurrent	231	230
Other assets	69,033	34,362
TOTAL ASSETS	$1,341,689	$1,314,115
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$247,509	$299,636
Debt maturing within one year	4,751	—
Other liabilities and accrued expenses	223,291	205,745
Total current liabilities	475,551	505,381
Long-term debt	244,087	321,393
Deferred tax liabilities	29,683	29,752
Other liabilities, noncurrent	55,353	20,199
TOTAL LIABILITIES	804,674	876,725
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 94,186 and 91,935 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	463,626	438,667
Retained earnings (accumulated deficit)	73,432	(2,813)
Accumulated other comprehensive income (loss)	(52)	1,527
Total Stockholders’ Equity	537,015	437,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,341,689	$1,314,115

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance as of June 30, 2021	93,790	$9	$456,010	$71,655	$2,012	$529,686
Issuance of common stock in connection with employee equity incentive plans	403	—	2,027	—	—	2,027
Shares withheld related to net share settlement	(7)	—	(208)	—	—	(208)
Stock-based compensation	—	—	5,797	—	—	5,797
Other comprehensive loss	—	—	—	—	(2,064)	(2,064)
Net income	—	—	—	1,777	—	1,777
Balance as of September 30, 2021	94,186	$9	$463,626	$73,432	$(52)	$537,015

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance as of June 30, 2020	84,349	$8	$328,588	$(82,213)	$(5,877)	$240,506
Issuance of common stock in connection with employee equity incentive plans	65	—	259	—	—	259
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	7,500	1	106,729	—	—	106,730
Stock-based compensation	—	—	1,631	—	—	1,631
Other comprehensive income	—	—	—	—	3,069	3,069
Net income	—	—	—	36,357	—	36,357
Balance as of September 30, 2020	91,914	$9	$437,207	$(45,856)	$(2,808)	$388,552

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance as of December 31, 2020	91,935	$9	$438,667	$(2,813)	$1,527	$437,390
Issuance of common stock in connection with employee equity incentive plans	2,258	—	11,493	—	—	11,493
Shares withheld related to net share settlement	(7)	—	(215)	—	—	(215)
Stock-based compensation		—	13,681	—	—	13,681
Other comprehensive loss	—	—	—	—	(1,579)	(1,579)
Net income	—	—	—	76,245	—	76,245
Balance as of September 30, 2021	94,186	$9	$463,626	$73,432	$(52)	$537,015

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity

Balance as of December 31, 2019	84,079	$8	$324,968	$(106,030)	$(2,171)	$216,775
Issuance of common stock to directors	20	—	—	—	—	—
Issuance of common stock in connection with employee equity incentive plans	315	—	1,224	—	—	1,224
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	7,500	1	106,729	—	—	106,730
Stock-based compensation	—	—	4,286	—	—	4,286
Other comprehensive loss	—	—	—	—	(637)	(637)
Net income	—	—	—	60,174	—	60,174
Balance as of September 30, 2020	91,914	$9	$437,207	$(45,856)	$(2,808)	$388,552

The accompanying notes are an integral part of these condensed combined consolidated financial statements

Corsair Gaming, Inc.

Condensed Combined Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income	$76,245	$60,174
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	13,656	4,286
Depreciation	7,581	6,706
Amortization of intangible assets	26,118	25,344
Debt issuance costs amortization	1,372	1,990
Loss on debt extinguishment	4,868	3,256
Deferred income taxes	(6,556)	(6,892)
Other	1,649	1,070
Changes in operating assets and liabilities:
Accounts receivable	38,556	(58,067)
Inventories	(102,896)	(60,886)
Prepaid expenses and other assets	(7,790)	(20,431)
Accounts payable	(51,842)	92,772
Other liabilities and accrued expenses	24,100	51,002
Net cash provided by operating activities	25,061	100,324
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1,684)	(836)
Payment of deferred and contingent consideration	(4,678)	—
Purchase of property and equipment	(7,677)	(5,072)
Net cash used in investing activities	(14,039)	(5,908)
Cash flows from financing activities:
Proceeds from issuance of debt, net	248,513	—
Repayment of debt	(326,974)	(140,394)
Payment of debt issuance costs	—	(194)
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions	—	118,575
Payment of other offering costs	—	(5,582)
Proceeds from issuance of shares through employee equity incentive plans	11,493	1,224
Payment of taxes related to net share settlement of equity awards	(215)	—
Net cash used in financing activities	(67,183)	(26,371)
Effect of exchange rate changes on cash	(1,078)	149
Net (decrease) increase in cash and restricted cash	(57,239)	68,194
Cash and restricted cash at the beginning of the period	133,568	51,947
Cash and restricted cash at the end of the period	$76,329	$120,141
Supplemental cash flow disclosures:
Cash paid for interest	$10,066	$23,397
Cash paid for income taxes	9,842	7,276
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,084	$2,331
Right-of-use assets obtained in exchange for operating lease liabilities	34,557	14,604
Deferred purchase consideration related to business acquisitions	—	145
Measurement period adjustment relating to business acquisitions	50	1,834
Deferred offering costs included in accounts payable and accrued expenses	—	2,710
Debt issuance costs unpaid at period end	168	—

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

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, and gaming monitor, among others.

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

The interim condensed combined consolidated financial statements have been prepared on the same basis as the audited combined consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed combined consolidated balance sheet as of September 30, 2021 and our results of operations for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Risks and Uncertainties related to the COVID-19 Pandemic

Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced some business disruptions due to COVID-19 including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs, which led to increases in operating costs such as the significantly elevated ocean freight costs we incurred in the third quarter of 2021 as compared to the same quarter from the prior year and the most recent trailing quarter. As a result of the COVID-19 pandemic, we are continuing to experience logistics challenges globally. These negative financial impacts have been offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has, and could continue to result in shelter-in-place and other similar restrictions being eased. Such easing of restrictions likely has, and will continue to result in consumers returning to other alternative forms of entertainment and interaction. This in turn has, and could continue to, result in a decline in demand for our products. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the prevalence and severity of any variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The new guidance is effective for us beginning in year 2023, with early adoption permitted. We are currently evaluating the impact of adopting this guidance and the potential effects it could have on our condensed combined consolidated financial statements.

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

The following tables summarize our financial assets and liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Assets:
Foreign currency forward contracts(1)	$—	$457	$—	$457
Other	—	1	—	1
Total assets	$—	$458	$—	$458

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(2)	$—	$—	$1,250	$1,250
Other	—	127	226	353
Total liabilities	$—	$127	$1,476	$1,603

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)
Liabilities:
Contingent consideration in connection with a business acquisition—Origin(3)	$—	$—	$2,887	$2,887
Deferred cash consideration in connection with a business acquisition—SCUF(2)	—	—	1,250	1,250
Deferred cash consideration in connection with a business acquisition—Origin(3)	—	—	1,505	1,505
Foreign currency forward contracts(1)	—	819	—	819
Total liabilities	$—	$819	$5,642	$6,461

(1)	The fair values of the forward contracts were based on similar exchange traded derivatives and the related asset or liability is included within Level 2 of the fair value hierarchy.
(2)

The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement, and these estimates represent a level 3 fair value measurement. The $1.3 million liability as of December 31, 2020 consisted of $0.1 million based on a contractual amount and the remaining $1.2 million is subject to update upon filing our tax returns for tax years 2020 and 2021. In September 2021, we filed the tax return for the 2020 tax year, and as a result, the $1.3 million liability as of September 30, 2021 was updated to consist of.$0.3 million based on a contractual amount and the remaining $1.0 million is subject to update upon filing our tax return for tax year 2021.

(3)	The Origin earn-out liability of $2.9 million and deferred cash consideration of $1.5 million were fully paid and settled in the first quarter of 2021.

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

The foreign currency forward contracts generally mature within three to four months. The notional principal amount of outstanding foreign exchange forward contracts was $38.5 million and $41.6 million as of September 30, 2021 and December 31, 2020, respectively, none of which have been designated as hedging instruments during the periods presented. Total fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $0.4 million and $(1.1) million for the three months ended September 30, 2021 and 2020, respectively, and was $0.5 million and $(1.2) million for the nine months ended September 30, 2021 and 2020, respectively.

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

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment:

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

	(In thousands)
Balance as of December 31, 2020	$145,644	$167,116	$312,760
Addition from an immaterial business acquisition	—	1,272	1,272
Measurement period adjustments	—	50	50
Effect of foreign currency exchange rates	(13)	(276)	(289)
Balance as of September 30, 2021	$145,631	$168,162	$313,793

Intangible assets, net

The following table is a summary of intangible assets, net:

			September 30, 2021			December 31, 2020
	Weighted Average Useful Life in Years	Weighted Average Remaining Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

			(In thousands)
Developed technology	5.5	3.6	$32,086	$13,404	$18,682	$31,016	$8,892	$22,124
Trade name	14.9	12.8	30,636	4,419	26,216	30,632	2,873	27,759
Customer relationships	10.0	5.9	218,566	89,403	129,162	218,469	72,892	145,577
Patent	7.9	6.2	31,358	7,161	24,198	31,802	4,207	27,595
Non-competition agreements	5.0	0.9	2,521	2,067	453	2,521	1,689	832
Total finite-life intangibles	9.7	6.6	315,166	116,455	198,711	314,440	90,553	223,887
Indefinite life trade name	Indefinite life	—	35,430	—	35,430	35,430	—	35,430
Total intangible assets			$350,596	$116,455	$234,141	$349,870	$90,553	$259,317

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

The estimated future amortization expense of intangible assets as of September 30, 2021 is as follows:

Amounts
(In thousands)
Remainder of 2021	$8,671
2022	34,402
2023	32,795
2024	31,344
2025	31,040
Thereafter	60,459
Total	$198,711

7. Balance Sheet Components

Cash and Restricted Cash

	September 30, 2021	December 31, 2020

	(In thousands)
Cash	$71,922	$129,543
Restricted cash—short term	4,176	3,795
Restricted cash—noncurrent	231	230
Total cash and restricted cash	$76,329	$133,568

Accounts Receivable, Net

	September 30, 2021	December 31, 2020

	(In thousands)
Accounts receivable	$252,935	$293,975
Allowance for doubtful accounts	(529)	(346)
Accounts receivable, net	$252,406	$293,629

As of September 30, 2021, and December 31, 2020, two customers each represented 10% or more of our consolidated accounts receivable, net.

Inventories

	September 30, 2021	December 31, 2020

	(In thousands)
Raw materials	$51,894	$52,165
Work in progress	8,402	9,654
Finished goods	271,642	164,188
Inventories	$331,938	$226,007

Property and Equipment, Net

	September 30, 2021	December 31, 2020

	(In thousands)
Manufacturing equipment	$26,585	$22,035
Computer equipment, software and office equipment	9,479	9,407
Furniture and fixtures	5,183	3,675
Leasehold improvements	4,813	4,521
Total property and equipment	$46,060	$39,638
Less: Accumulated depreciation and amortization	(29,693)	(23,163)
Property and equipment, net	$16,367	$16,475

Other Assets

	September 30, 2021	December 31, 2020

	(In thousands)
Right-of-use assets (1)	$52,373	$25,998
Deferred tax asset	11,290	4,792
Other	5,370	3,572
Other assets	$69,033	$34,362

Other Liabilities and Accrued Expenses

	September 30, 2021	December 31, 2020

	(In thousands)
Accrued reserves for customer incentive programs	$61,631	$49,619
Income tax payable	35,189	22,445
Accrued reserves for sales return	34,161	35,673
Accrued payroll and related expense	23,328	26,877
Accrued freight expenses	17,992	7,523
Operating lease liabilities	8,922	9,070
Contract liabilities	4,518	9,787
Other	37,550	44,751
Other liabilities and accrued expenses	$223,291	$205,745

Other Liabilities, Noncurrent

	September 30, 2021	December 31, 2020

	(In thousands)
Operating lease liabilities, noncurrent (1)	$52,042	$17,571
Other	3,311	2,628
Other liabilities, noncurrent	$55,353	$20,199

(1)

On April 27, 2021, we entered into an operating lease agreement for our new Milpitas headquarters in California, U.S. with lease term over 10.5 years and an accounting lease commencement date of May 14, 2021. The balances of this lease as of September 30, 2021 consisted of $6.7 million of lease incentive receivables that were recorded under prepaid and other assets, $24.6 million of right-of-use assets that were recorded under other assets and $32.2 million of lease liabilities that were recorded under other liabilities noncurrent in our condensed combined consolidated balance sheet.

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the purchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. In connection with such nonmonetary transactions with our manufacturers, as of September 30, 2021, we recognized $2.9 million prepaid inventory and $3.2 million accrued liabilities and as of December 31, 2020, we recognized $5.9 million prepaid inventory and accrued liabilities in the condensed combined consolidated balance sheet.

Because the transactions are nonmonetary, they have not been included in the condensed combined consolidated statements of cash flows pursuant to ASC 230, Statement of Cash Flows.

8. Debt

Our debt consisted of the following:

	September 30, 2021	December 31, 2020

	(In thousands)
Term Loan (variable rate) due September 2026	$250,000	$—
First Lien Term Loan (variable rate) extinguished in September 2021	—	326,938
Debt discount and issuance cost, net of amortization	(1,162)	(5,545)
Total debt	248,838	321,393
Less: debt maturing within one year	4,751	—
Long-term debt	$244,087	$321,393

First Lien Credit and Guaranty Agreement (Extinguished in September 2021)

In August 2017, we entered into a syndicated First Lien Credit and Guaranty Agreement (“First Lien”) with various financial institutions. The First Lien originally provided a $235 million term loan (“First Lien Term Loan”) for a business acquisition and to repay existing indebtedness of the acquired company and a $50 million revolving line-of-credit (“Revolver”). The First Lien and the Revolver was to mature on August 28, 2024 and August 28, 2022, respectively. Subsequently, we entered into several amendments to the First Lien and the principal amount of the First Lien Term Loan was increased by $10 million in 2017 and increased by $115 million in each of 2018 and 2019, primarily to fund various business acquisitions and operation needs.

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

According to the repayment schedule, the Consolidated Excess Cash Flow (as defined in the First Lien) and the IPO repayment provisions as set forth in the First Lien, we made required repayments of the First Lien Term Loan of $59.6 million, in aggregate, in 2020 using the net proceeds from our IPO and excess cash on hand. Further, we may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. In 2020, we began to prepay the First Lien Term loan using our excess cash on hand, resulting in $80.8 million in 2020 and $78.3 million in 2021 through September 2021. The remainder of First Lien Term Loan of $248.5 million was fully prepaid with the proceeds from the Term Loan (defined below) on September 3, 2021, and as a result, all obligations and covenants thereunder were terminated.

In connection with the progressive prepayments of the First Lien Term Loan throughout 2020 and 2021, we have recorded losses on extinguishment of debt of $4.1 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

  Second Lien Credit and Guaranty Agreement (Extinguished in September 2020)

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

In 2020, with excess cash on hand, we prepaid the entire outstanding balance of $50 million on the Second Lien Term Loan without paying any premium or penalty, and as a result, all obligations and covenants thereunder were terminated. In connection with the progressive prepayments of the Second Lien Term Loan throughout 2020, we have recorded losses on extinguishment of debt of $1.3 million and $1.6 million for the three and nine months ended September 30, 2020, respectively.

The following table summarizes the interest expense recognized for the First Lien and Second Lien:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Contractual interest expense for First Lien and Second Lien Term Loan	$2,399	$6,408	$9,818	$22,914
Contractual interest expense for Revolver	—	—	—	16
Amortization of debt discount	80	219	395	672
Amortization of debt issuance costs	211	489	948	1,401
Loss on debt extinguishment	4,107	2,864	4,904	3,256
Total interest expense recognized	$6,797	$9,980	$16,065	$28,259

The effective interest rate inclusive of the debt discount and debt issuance costs for the First Lien and Second Lien, in aggregate, was approximately 5.7% and 6.0% for the three months ended September 30, 2021 and 2020, respectively, and was approximately 5.4% and 6.4% for the nine months ended September 30, 2021 and 2020, respectively.

Credit Agreement

On September 3, 2021, we entered into a new Credit Agreement (“Credit Agreement”) which provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty.

The credit facilities under the Credit Agreement replaced our senior credit facilities under the First Lien Credit and Guaranty Agreement. The net proceeds from borrowings under the Credit Agreement of $248.5 million (net of $1.5 million of debt discount) were used to repay all amounts outstanding under the First Lien Term Loan on September 3, 2021.

The Term Loan and Revolving Facility under the Credit Agreement will each bear interest at the Company’s election, either (a) LIBOR plus a percentage spread (ranging from 1.25% to 2.0%) based on our total net leverage ratio, or (b) the base rate (described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.0%) based on our net leverage ratio.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). The Credit Agreement also includes events of default customary for facilities of this nature and upon the occurrence of such events of default, among other things, all outstanding amounts under the Credit Agreement may be accelerated and/or the lenders’ commitments terminated. In addition, upon the occurrence of certain events of default, the interest on the Term loan and Revolving Facility can be increased by 2.0%. As of September 30, 2021, we were not in default under the Credit Agreement and our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio were 0.8 to 1.0 and 10.4 to 1.0 as of September 30, 2021, respectively.

As of September 30, 2021, we had $100.0 million available under the Revolving Facility.

As of September 30, 2021, the carrying value of our Term Loan was $250.0 million. The estimated fair value of the Term Loan as of September 30, 2021, which we have classified as a Level 2 financial instrument, approximates its carrying value.

For the three and nine months ended September 30, 2021, total interest expense recognized for the Credit Agreement was $0.3 million including amortization of debt discount and debt issuance costs. The effective interest rate inclusive of the debt discount and debt issuance costs was approximately 1.3% for both the three and nine months ended September 30, 2021.

The estimated future principal payments under our total long-term debt as of September 30, 2021 are as follows:

Amounts
(In thousands)
Remainder of 2021	$1,250
2022	5,000
2023	6,875
2024	12,500
2025	12,500
Thereafter	211,875
Total debt	$250,000

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Beginning of the period	$5,749	$5,005	$5,865	$3,991
Warranty provision related to products shipped	1,690	1,518	5,223	4,928
Deductions for warranty claims processed	(1,678)	(1,400)	(5,327)	(3,796)
End of period	$5,761	$5,123	$5,761	$5,123

Unconditional Purchase Obligations

Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (“ERP”) system and the related support services as well as marketing sponsorship. Long-term non-cancelable purchase commitment as of September 30, 2021 were as follows:

Amounts
(In thousands)
Remainder of 2021	$686
2022	3,261
2023	2,275
2024	1,699
2025	308
Thereafter	—
Total	$8,229

Our total non-cancelable purchase commitments outstanding as of December 31, 2020 were $6.8 million.

Letters of Credit

The total letters of credit outstanding, in aggregate, was $0.5 million and $2.0 million as of September 30, 2021 and December 31, 2020, respectively. No amounts have been drawn upon the letters of credit for all periods presented.

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

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of September 30, 2021 and December 31, 2020.

11. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2021, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense by line item in the accompanying condensed combined consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Cost of revenue	$282	$60	$756	$192
Sales, general and administrative	4,889	1,414	11,061	3,634
Product development	641	157	1,839	460
Stock-based compensation expense, net of amounts capitalized (1)	5,812	1,631	13,656	4,286
Income tax benefits (expense) related to stock-based compensation expense	$832	$(140)	$5,987	$(476)

(1)	Total stock-based compensation expense capitalized in inventory was not material for each of the periods presented.

As of September 30, 2021, we had $37.1 million of total unrecognized stock-based compensation relating to outstanding unvested awards which is expected to be amortized over a weighted-average period of 2.9 years.

The total intrinsic value of options exercised was $8.8 million and $62.4 million for the three and nine months ended September 30, 2021, respectively. The total intrinsic value of stock options exercises was $0.4 million for both the three and nine months ended September 30, 2020.

12. Net Income Per Share

The following table summarizes the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Numerator
Net income, basic and diluted	$1,777	$36,357	$76,245	$60,174
Denominator
Weighted-average shares used to compute net income per share, basic	93,918	84,871	92,894	84,352
Effect of dilutive securities (1)	6,123	5,213	7,222	3,147
Weighted-average shares used to compute net income per share, diluted	100,041	90,084	100,116	87,499
Net income per share:
Basic	$0.02	$0.43	$0.82	$0.71
Diluted	$0.02	$0.40	$0.76	$0.69

Anti-dilutive potential common shares (1)	1,226	22	792	2,135

(1)	Potential common share equivalents were not included in the calculation of diluted net income per share as the effect would have been anti-dilutive

13. Income Taxes

The table below presents our income before income taxes, income tax expense and effective income tax rates for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Income before income taxes	$2,151	$39,574	$92,099	$70,323
Income tax expense	(374)	(3,217)	(15,854)	(10,149)
Effective tax rate	17.4%	8.1%	17.2%	14.4%

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

Our effective tax rates were 17.4% and 8.1% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was higher in the three months ended September 30, 2021, as compared to the same period last year primarily due to a $4.3 million tax benefit recognized in the three months September 30, 2020, resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the Reorganization. The increase to the effective tax rate for such three-month period was partially offset by the favorable impacts on the effective tax rate for 2021 from higher excess tax benefits related to stock-based compensation recognized in the three months ended September 30, 2021, as well as the change in the mix of income and losses in the various tax jurisdictions in which we operate.

Our effective tax rates were 17.2% and 14.4% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate was higher in the nine months ended September 30, 2021, as compared to the same period last year primarily due to a $4.3 million tax benefit recognized in the nine months September 30, 2020, resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the Reorganization and a $0.6 million one-time tax benefit from the change in tax law resulting from the enactment of the CARES Act. In the nine months ended September 30, 2021, we recorded a $1.4 million one-time tax expense related to the remeasurement of our United Kingdom deferred tax liabilities as a result of the enactment of the increased corporate tax rate in the United Kingdom. The increase to the effective tax rate for such nine-month period was partially offset by the favorable impacts on the effective tax rate for 2021 from higher excess tax benefits related to stock-based compensation recognized in the nine months ended September 30, 2021, as well as the change in the mix of income and losses in the various tax jurisdictions in which we operate.

Unrecognized tax benefits were $1.6 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

14. Segment and Geographic Information

We have two reportable segments:

•

Gamer and Creator Peripherals, which includes high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, studio accessories, and EpocCam software, as well as coaching and training services and content design services, among others.

•

Gaming Components and Systems, which includes high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, and gaming monitor, among others.

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

The table below summarizes the financial information for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue
Gamer and Creator Peripherals	$139,260	$161,555	$470,329	$347,531
Gaming Components and Systems	251,861	295,548	923,109	798,497
Total net revenue	$391,121	$457,103	$1,393,438	$1,146,028
Gross Profit
Gamer and Creator Peripherals	$48,580	$60,010	$172,080	$120,886
Gaming Components and Systems	52,782	67,934	219,961	190,744
Total gross profit	$101,362	$127,944	$392,041	$311,630

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue
Americas	$189,330	$216,982	$606,788	$517,165
Europe and Middle East	147,703	162,615	560,905	412,349
Asia Pacific	54,088	77,506	225,745	216,514
Total net revenue	$391,121	$457,103	$1,393,438	$1,146,028

Revenues from sales to customers in the United States represented 41.4% and 39.6% for the three months ended September 30, 2021 and, 2020, respectively, and represented 37.3% and 37.6% for the nine months ended September 30, 2021 and, 2020, respectively. No other countries besides the United States represented 10% or more of total net revenue for each of the periods presented.

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

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, and gaming monitor, among others.

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

Our net revenue was $391.1 million and $457.1 million for the three months ended September 30, 2021 and 2020, respectively, representing a period-over-period decrease of 14.4%. We had net income of $1.8 million and $36.4 million for the three months ended September 30, 2021 and 2020, respectively. Our net revenue was $1.4 billion and $1.1 billion for the nine months ended September 30, 2021 and 2020, respectively, representing a period-over-period increase of 21.6%. We had net income of $76.2 million and $60.2 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by operating activities was $25.1 million and $100.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Impact of Industry Trends. Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•

Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming gear. Gaming continues to become increasingly social and streaming viewership more widely adopted along with increasing numbers of content creators. We believe this trend will continue and Corsair is well positioned to serve the streaming market with best-in-class tools for content creation.

•

Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction and availability of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our gear. In addition, we believe that our business success depends in part on the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, which in turn drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, as well as the availability and pricing of such CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce, sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers.

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

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers (including eRetailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with eRetailer Amazon accounting for 26.4% and 25.1% of our net revenue for the nine months ended September 30, 2021 and 2020, respectively, and sales to our ten largest customers accounting for approximately 50.5% and 51.0% of our net revenue for the nine months ended September 30, 2021 and 2020, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design that helps eRetailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. To date, we have had several new product introductions that had a favorable impact on our net revenue and operating results, such as the introduction of our new K65 mini RGB keyboard and Elgato’s new accessories in the first quarter of 2021 and our new Facecam in the third quarter of 2021. However, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new gear over those of our competitors.

Impact of Seasonal Sales Trends. Notwithstanding the results of operations for the third quarter of 2021, which were adversely impacted by the COVID-19 pandemic, historically, we have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lowest in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarter due to seasonal sales such as “Black Friday,” “Cyber Monday” and “Singles Day” in China, as retailers tend to make purchases in advance of these sales, and our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and have been impacted, and may be further impacted in the future, by increasing supply constraints, GPUs shortages, shifts in customer behavior and the evolving impacts of the COVID-19 pandemic.

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

Impact of COVID-19. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced some business disruptions due to COVID-19, including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs, which led to increases in operating costs such as the significantly elevated ocean freight costs we incurred in the third quarter of 2021 as compared to the same quarter from the prior year and the most recent trailing quarter. As a result of the COVID-19 pandemic, we are continuing to experience logistics challenges globally. These negative financial impacts have been offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has, and could continue to result in shelter-in-place and other similar restrictions being eased. Such easing of restrictions likely has, and will continue to result in consumers returning to other alternative forms of entertainment and interaction. This in turn has, and could continue to, result in a decline in demand for our products. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the prevalence and severity of any variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

We continue to closely monitor the impact of the COVID-19 pandemic to our business, and we have implemented various measures to mitigate the disruptive logistic impact specifically around managing inventory stocking levels at our distribution hubs and determining the mode of shipment used to deploy our gear to the customers, and we are also ready to implement adjustments to our expenses and cash flow in the event of declines in revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue	$391,121	$457,103	$1,393,438	$1,146,028
Cost of revenue	289,759	329,159	1,001,397	834,398
Gross profit	101,362	127,944	392,041	311,630
Operating expenses:
Sales, general and administrative	76,112	65,321	234,134	175,877
Product development	14,495	12,902	45,150	36,285
Total operating expenses	90,607	78,223	279,284	212,162
Operating income	10,755	49,721	112,757	99,468
Other (expense) income:
Interest expense	(7,202)	(10,170)	(16,656)	(29,116)
Other (expense) income, net	(1,402)	23	(4,002)	(29)
Total other expense, net	(8,604)	(10,147)	(20,658)	(29,145)
Income before income taxes	2,151	39,574	92,099	70,323
Income tax expense	(374)	(3,217)	(15,854)	(10,149)
Net income	$1,777	$36,357	$76,245	$60,174

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.1	72.0	71.9	72.8
Gross profit	25.9	28.0	28.1	27.2
Operating expenses:
Sales, general and administrative	19.5	14.3	16.8	15.3
Product development	3.7	2.9	3.2	3.2
Total operating expenses	23.2	17.2	20.0	18.5
Operating income	2.7	10.8	8.1	8.7
Other (expense) income:
Interest expense	(1.8)	(2.2)	(1.2)	(2.5)
Other (expense) income, net	(0.4)	0.0	(0.3)	(0.0)
Total other expense, net	(2.2)	(2.2)	(1.5)	(2.5)
Income before income taxes	0.5	8.6	6.6	6.1
Income tax expense	(0.1)	(0.7)	(1.1)	(0.9)
Net income	0.4%	7.9%	5.5%	5.3%

Components of Results of Operations

Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net revenue	$391,121	$457,103	$1,393,438	$1,146,028

Net revenue decreased $66.0 million, or 14.4%, for the three months ended September 30, 2021 as compared to the same period last year. The decrease was due to a 13.8% decrease in sales for our gamer and creator peripherals segment and a 14.8% decrease in sales for our gaming components and systems segment. We believe the decrease in sales in both segments was primarily due to supply and logistic constraints caused by the COVID-19 pandemic, as well as the shortage of reasonably priced GPUs.

Net revenue increased  $247.4 million, or 21.6%, for the nine months ended September 30, 2021 as compared to the same period last year. The increase was due to a 35.3% increase in sales for our gamer and creator peripherals segment and a 15.6% increase in sales for our gaming components and systems segment. Overall, we saw strong growth in revenue for both our gamer and creator peripherals segment and gaming components and systems segments year-over-year primarily resulting from a larger number of consumers that are gaming and working from home due to the COVID-19 pandemic, but this revenue growth was partially offset by a decrease in revenue in the third quarter of 2021 in both segments primarily due to supply and logistic constraints caused by the COVID-19 pandemic, as well as the shortage of reasonably priced GPUs.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Gross profit	$101,362	$127,944	$392,041	$311,630
Gross margin	25.9%	28.0%	28.1%	27.2%

Gross margin decreased to 25.9% for the three months ended September 30, 2021 from 28.0% for the same period last year. The decrease was driven primarily by an increase in logistic costs which were largely driven by the COVID-19 pandemic, and increased promotional activity.

Gross margin increased to 28.1% for the nine months ended September 30, 2021 from 27.2% for the same period last year. This increase was primarily driven by improved product mix towards our gamer and creator peripherals segment and the increase in sales volume, particularly the strong revenue growth in our Elgato streaming products. The increase in gross margin was partially offset by increased logistics costs largely due to the COVID-19 pandemic, and pandemic related port shutdowns in addition to increased promotional activity.

Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Sales, general and administrative	$76,112	$65,321	$234,134	$175,877

SG&A expenses increased $10.8 million, or 16.5%, for the three months ended September 30, 2021 as compared to the same period last year. The increase was primarily due a $2.7 million increase in personnel-related costs due to headcount growth and higher stock-based compensation, a $2.5 million increase in marketing expenses, mainly due to increase in sponsorships and digital marketing programs, a $2.0 million increase in director and officer insurance fees, and a $1.9 million increase in distribution costs including outbound freight and the costs to operate our distribution hubs largely due to the COVID-19 pandemic impact to logistic constraints. Other increases in SG&A expenses included increased credit card processing fees, driven by an increase in our webstore sales and professional services expenses.

SG&A expenses increased $58.3 million, or 33.1%, for the nine months ended September 30, 2021 as compared to the same period last year. The increase was primarily due to a $20.7 million increase in distribution costs including outbound freight expenses and the costs to operate our distribution hubs, in each case, due to increased sales volume as well as the COVID-19 pandemic impact to logistic constraints, a $19.4 million increase in personnel-related costs due to headcount growth and higher stock-based compensation, a $6.0 million increase in director and officer insurance fees, a $5.8 million increase in marketing expenses, mainly due to increase in sponsorships and digital marketing programs, and a $3.0 million increase in credit card processing fees driven by an increase in our webstore sales. Other increases in SG&A expenses included increased professional services expenses.

Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Product development	$14,495	$12,902	$45,150	$36,285

Product development expenses increased $1.6 million, or 12.3%, for the three months ended September 30, 2021 as compared to the same period last year. The increase was primarily due to a $0.6 million increase in consultant and contractor expense, a $0.7 million increase in other product development related costs to support our continued innovation and broadening of our product portfolio, and a $0.3 million increase in personnel-related expense.

Product development expenses increased $8.9 million, or 24.4%, for the nine months ended September 30, 2021 as compared to the same period last year. The increase was primarily due to a $5.7 million increase in personnel-related expenses due to headcount growth and higher stock-based compensation, a $1.8 million increase in other product development related costs to support our continued innovation and broadening of our product portfolio, and a $1.4 million increase in consultant and contractor expense.

Interest Expense and Other (Expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Interest expense	$(7,202)	$(10,170)	$(16,656)	$(29,116)
Other (expense) income, net	(1,402)	23	(4,002)	(29)

Interest expense decreased $3.0 million, or 29.2%, for the three months ended September 30, 2021 as compared to the same period last year. Interest expense decreased $12.5 million, or 42.8%, for the nine months ended September 30, 2021 as compared to the same period last year. The decreases in interest expense in both the three and nine-months ended September 30, 2021 compared to the same periods last year were due to lower interest expense paid for our First Lien Term Loan as a result of the partial and full extinguishment of our First Lien Term Loan in 2020 and 2021, respectively, and no interest paid for our Second Lien Term Loan due to the full extinguishment of our Second Lien Term Loan in 2020. Additionally, the decreases in interest expense were due in part, to a lesser extent, lower interest rate on our new Term Loan executed in September 2021 which replaced our First Lien Term Loan.

Other (expense) income, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Income before income taxes	$2,151	$39,574	$92,099	$70,323
Income tax expense	(374)	(3,217)	(15,854)	(10,149)
Effective tax rate	17.4%	8.1%	17.2%	14.4%

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

Our effective tax rates were 17.4% and 8.1% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was higher in the three months ended September 30, 2021 as compared to the same period last year primarily due to a $4.3 million tax benefit recognized in the three months ended September 30, 2020, resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the Reorganization. The increase to the effective tax rate for such three-month period was partially offset by the favorable impacts on the effective tax rate for 2021 from higher excess tax benefits related to stock-based compensation recognized in the three months ended September 30, 2021, as well as the change in the mix of income and losses in the various tax jurisdictions in which we operate.

Our effective tax rates were 17.2% and 14.4% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate was higher in the nine months ended September 30, 2021 as compared to the same period last year primarily due to a $4.3 million tax benefit recognized in the nine months ended September 30, 2020, resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the Reorganization and a $0.6 million one-time tax benefit from the change in tax law resulting from the enactment of the CARES Act. In the nine months ended September 30, 2021, we recorded a $1.4 million one-time tax expense related to the remeasurement of our United Kingdom deferred tax liabilities as a result of the enactment of the increased corporate tax rate in the United Kingdom. The increase to the effective tax rate for such nine-month period was partially offset by the favorable impacts on the effective tax rate for 2021 from higher excess tax benefits related to stock-based compensation recognized in the nine months ended September 30, 2021, as well as the change in the mix of income and losses in the various tax jurisdictions in which we operate.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

Gamer and Creator Peripherals Segment	$139,260	35.6%	$161,555	35.3%	$470,329	33.8%	$347,531	30.3%
Gaming Components and Systems Segment
Memory Products	115,524	29.5	141,298	30.9	436,123	31.3	424,150	37.0
Other Component Products	136,337	34.9	154,250	33.7	486,986	34.9	374,347	32.7
	251,861	64.4	295,548	64.7	923,109	66.2	798,497	69.7
Total Net Revenue	$391,121	100.0%	$457,103	100.0%	$1,393,438	100.0%	$1,146,028	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment decreased $22.3 million, or 13.8%, for the three months ended September 30, 2021 as compared to the same period last year, due to decreased sales across all products in this segment. The decrease in sales was primarily driven by supply and logistics constraints caused by the COVID-19 pandemic.

Net revenue of the gamer and creator peripherals segment increased $122.8 million, or 35.3%, for the nine months ended September 30, 2021 as compared to the same period last year due to strong growth across all product categories in the first half of 2021, led primarily by increased sales of our Elgato branded streaming and peripherals products, as well as our SCUF branded console products. We believe the revenue growth year-over-year was driven in part by the COVID-19 shelter-in-place orders as consumers spend more time working and gaming at home and gamers seeking to improve their performance by upgrading their gear. This revenue growth was partially offset by decreased sales in the third quarter of 2021 which was primarily driven by supply and logistic constraints caused by the COVID-19 pandemic.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment decreased $43.7 million, or 14.8%, for the three months ended September 30, 2021 as compared to the same period last year, due to decreased sales across all products in this segment, The decrease was primarily attributable to the shortage of reasonably priced GPUs which curtailed the demand for new PC builds and its components, as well as supply and logistic constraints caused by the COVID-19 pandemic.

Net revenue of the gaming components and systems segment increased $124.6 million, or 15.6%, for the nine months ended September 30, 2021 as compared to the same period last year. We believe the revenue growth year-over-year was driven in part by the COVID-19 shelter-in-place orders, particularly, for our PSUs and pre-built systems. This revenue growth was partially offset in the third quarter of 2021 due to the shortage of reasonably priced GPUs which curtailed the demand for new PC builds and its components, as well as supply and logistic constraints caused by the COVID-19 pandemic.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

Gamer and Creator Peripherals Segment	$48,580	34.9%	$60,010	37.1%	$172,080	36.6%	$120,886	34.8%
Gaming Components and Systems Segment
Memory Products	15,935	13.8	26,552	18.8	77,984	17.9	89,507	21.1
Other Component Products	36,847	27.0	41,382	26.8	141,977	29.2	101,237	27.0
	52,782	21.0	67,934	23.0	219,961	23.8	190,744	23.9
Total Gross Profit	$101,362	25.9%	$127,944	28.0%	$392,041	28.1%	$311,630	27.2%

Gamer and Creator Peripherals Segment

The gross profit of the gamer and creator peripherals segment decreased in the three months ended September 30, 2021 by $11.4 million, or 19.0%, as compared to the same period last year. The 2.2% decrease in gross margin in the three-month period, compared to the same period last year, was driven by increased logistics costs, largely due to the COVID-19 pandemic, and increased promotional activity.

The gross profit of the gamer and creator peripherals segment increased in the nine months ended September 30, 2021 by $51.2 million, or 42.3%, as compared to the same period last year. The 1.8% increase in gross margin in the nine-month period, compared to the same period last year, was primarily driven by the strong growth in sales of higher margin Elgato branded streaming products and the increase in sales volume in the same period. This increase was partially offset by increased logistics costs, largely due to the COVID-19 pandemic, and increased promotional activity.

Gaming Components and Systems Segment

The gross profit of the gaming components and systems segment decreased in the three months ended September 30, 2021 by $15.2 million, or 22.3%, as compared to the same period last year. The 2.0% decrease in gross margin in the three-month period, compared to the same period last year, was driven by increased logistic costs, largely due to the COVID-19 pandemic, and increased promotional activity.

The gross profit of the gaming components and systems segment increased in the nine months ended September 30, 2021 by $29.2 million, or 15.3%, as compared to the same period last year. Gross margin for the nine-month period, compared to the same period last year, remained relatively flat.

Liquidity and Capital Resources

Our principal sources of liquidity have been the payments received from customers purchasing our products, the net proceeds we received from private sales of equity securities, the borrowings under our credit facilities and the net proceeds we received from our IPO, completed in September 2020. As of September 30, 2021, we had cash and restricted cash, in aggregate of $76.3 million.

On September 3, 2021, we entered into a new Credit Agreement (defined below) which replaced our previous credit facilities under the First Lien and Credit Guaranty Agreement (defined below). As of September 30, 2021, under the new Credit Agreement, we had $100 million capacity under the Revolving Facility and $250.0 million Term Loan outstanding (face value). Please see the section below under the heading “Credit Agreement” for additional information on the Credit Agreement and the loans thereunder.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash provided by (used in):
Operating activities	$25,061	$100,324
Investing activities	(14,039)	(5,908)
Financing activities	(67,183)	(26,371)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $25.1 million and consisted of net income of $76.2 million, non-cash adjustments of $48.7 million and was partially offset by $99.8 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs and change in deferred tax assets. The net cash outflow from changes in our net operating assets and liabilities was primarily related to increase in inventory, prepaid expenses and other assets, and a decrease in accounts payable mainly due to timing of payments. The net cash outflow was partially offset by a decrease in accounts receivable and an increase in other liabilities and accrued expenses.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $100.3 million and consisted of a net income of $60.2 million, non-cash adjustments of $35.7 million and $4.4 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs and change in deferred tax assets. The net cash inflow from changes in our net operating assets and liabilities was primarily related to an increase in accounts payable and other liabilities and accrued expenses. The net cash inflow was partially offset by an increase in inventory, accounts receivable and prepaid expenses and other assets.

Cash Flows from Investing Activities

Cash used in investing activities was $14.0 million for the nine months ended September 30, 2021 and consisted of $7.7 million for the purchase of capital equipment and software, $4.7 million for the payment of deferred and contingent consideration primarily related to the Origin business acquisition, and $1.7 million for the acquisition of an immaterial business.

Cash used in investing activities was $5.9 million for the nine months ended September 30, 2020 and consisted of $5.1 million for the purchase of capital equipment and software, and $0.8 million for the acquisition of an immaterial business.

Cash Flows from Financing Activities

Cash used in financing activities was $67.2 million for the nine months ended September 30, 2021 and consisted primarily of $327.0 million repayments of debt (First Lien Term Loan) and $0.2 million payment of taxes related to net share settlement of equity awards. These cash outflows were partially offset by $248.5 million net proceeds from our new Term Loan executed in September 2021 and $11.5 million proceeds received from the issuance of shares through the employee equity incentive plans.

Cash used in financing activities was $26.4 million for the nine months ended September 30, 2020 and consisted primarily of $140.4 million repayments of debt, $5.6 million payment of offering costs, and $0.2 million payment of debt issuance costs. These cash outflows were partially offset by $118.6 million proceeds received from the issuance of our common stock in connection with our IPO, after deducting underwriting discounts and commissions, and $1.2 million proceeds received from the issuance of shares through the employee equity incentive plans.

Credit Facilities

First Lien Credit and Guaranty Agreement (Extinguished in September 2021)

In August 2017, we entered into a syndicated First Lien Credit and Guaranty Agreement, or the First Lien, with various financial institutions. The First Lien originally provided a $235 million term loan, or the First Lien Term Loan, for a business acquisition and to repay existing indebtedness of the acquired company and a $50 million revolving line-of-credit, or the Revolver. The First Lien and the Revolver was to mature on August 28, 2024 and August 28, 2022, respectively.

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

According to the repayment schedule, the Consolidated Excess Cash Flow (as defined in the First Lien) and the IPO repayment provisions as set forth in the First Lien, we made required repayments of the First Lien Term Loan of $59.6 million, in aggregate, in 2020 using the net proceeds from our IPO and excess cash on hand. Further, we may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. In 2020, we began to prepay the First Lien Term loan using our excess cash on hand, resulting in $80.8 million in 2020 and $78.3 million in 2021 through September 2021. The remainder of First Lien Term Loan of $248.5 million was fully prepaid with the proceeds from the Term Loan (defined below) on September 3, 2021, and as a result, all obligations and covenants thereunder were terminated.

Second Lien Credit and Guaranty Agreement (Extinguished in September 2020)

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

In 2020, with excess cash on hand, we prepaid the entire outstanding balance of $50 million on the Second Lien Term Loan without paying any premium or penalty, and as a result, all obligations and covenants thereunder were terminated.

Credit Agreement (Executed on September 3, 2021)

On September 3, 2021, we entered into a new Credit Agreement (“Credit Agreement”) which provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty.

The credit facilities under the Credit Agreement replaced our senior credit facilities under the First Lien Credit and Guaranty Agreement. The net proceeds from borrowings under the Credit Agreement of $248.5 million (net of $1.5 million of debt discount) were used to repay all amounts outstanding under the First Lien Term Loan on September 3, 2021.

The Term Loan and Revolving Facility under the Credit Agreement will each bear interest at the Company’s election, either (a) LIBOR plus a percentage spread (ranging from 1.25% to 2.0%) based on our total net leverage ratio, or (b) the base rate (described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.0%) based on our net leverage ratio.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). The Credit Agreement also includes events of default customary for facilities of this nature and upon the occurrence of such events of default, among other things, all outstanding amounts under the Credit Agreement may be accelerated and/or the lenders’ commitments terminated. In addition, upon the occurrence of certain events of default, the interest on the Term loan and Revolving Facility can be increased by 2.0%. As of September 30, 2021, we were not in default under the Credit Agreement and our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio were 0.8 to 1.0 and 10.4 to 1.0 as of September 30, 2021, respectively.

 Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(In thousands)
Debt principal and interest (1)	$265,693	$8,596	$23,961	$233,136	$—
Purchase obligations (2)	84,608	79,594	4,281	733	—
Operating leases (3)	73,326	9,257	20,981	12,165	30,923
Total	$423,627	$97,447	$49,223	$246,034	$30,923

(1)

Represents our new Term Loan and related interests according to the repayment schedule for the Term Loan as of September 30, 2021. See Note 8 “Debt” to our condensed combined consolidated financial statements for more information.

(2)

Represents an estimate of our non-cancelable open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 as compared to the critical accounting policies and estimates described in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021.

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

Interest Rate Risk

As of September 30, 2021, we had cash and restricted cash of $76.3 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

On September 3, 2021 we entered into a new Credit Agreement which replaced our previous credit facilities under First Lien and Credit Guaranty Agreement. As of September 30, 2021, under the new Credit Agreement, we had $250.0 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily LIBOR. Refer to Note 8 “Debt – Credit Agreement” for additional information on this new Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of September 30, 2021, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $2.5 million.

Foreign Currency Risk

Approximately 20.5% of our net revenue in the nine months ended September 30, 2021 was denominated in foreign currencies, primarily Euro and British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to  adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within three to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $38.5 million and $41.6 million as of September 30, 2021 and December 31, 2020, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

The impact of changes in foreign currency rates, including the gains or losses on the forward currency contracts, recognized in other (expense) income, net was $(4.1) million and $(0.3) million for the nine months ended September 30, 2021 and 2020, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $2.8 million in our combined consolidated financial statements for the nine months ended September 30, 2021.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we implemented a work from home policy for many of our employees as a result of the COVID-19 coronavirus outbreak, which may have a substantial impact on attendance, morale and productivity, disrupt access to facilities, equipment, networks, corporate systems, books and records and may add additional expenses and strain on our business. The duration and extent of the impact from the coronavirus outbreak on our business depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees. If a substantial number of our employees continue to work from home, it could negatively impact new gear and improvements and potentially result in delays or releasing significant updates.

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

Total unit shipments of our gear have historically been higher during the third and fourth quarters of the year. As a result, our sales may be subject to seasonal fluctuations, which may seriously harm our business.

Notwithstanding the results of operations of the third quarter for 2021 which were adversely impacted by the COVID-19 pandemic, historically, we have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of gamers who purchase our gear. Our total unit shipments have generally been lowest in the first and second calendar quarters due to lower sales following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced GPUs, CPUs and other computer hardware products, which usually takes place in the second calendar quarter, and which tends to drive sales in the following two quarters. As a consequence of seasonality, our total unit shipments for the second calendar quarter are generally the lowest of the year, followed by total unit shipments for the first calendar quarter. As a result, our total unit shipments are subject to seasonal fluctuations, which may seriously harm our business. Historical seasonal patterns may not continue in the future and have been impacted, and may be further impacted in the future, by increasing supply constraints, GPUs shortages, shifts in customer behavior and the evolving impacts of the COVID-19 pandemic.

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

Since early 2020, we have experienced some business disruptions due to COVID-19, including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs such as the elevated ocean freight costs we incurred in the third quarter of 2021, which led to increases in operating costs. As a result of the COVID-19 pandemic, we are continuing to experience logistics challenges globally. These negative financial impacts have been offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people in more countries are under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has, and could continue to result in shelter-in-place and other similar restrictions being eased. Such easing of restrictions likely has, and will continue to result in consumers returning to other alternative forms of entertainment and interaction. This in turn has, and could continue to, result in a decline in demand for our products.

The extent to which the COVID-19 outbreak, including the spread of more contagious and deadly variants, ultimately impacts our business, results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

A significant portion of our net revenue is generated by sales of DRAM modules and any significant decrease in the average selling prices of our DRAM modules would seriously harm our business.

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 27.2% and 34.2% of our net revenue for the nine months ended September 30, 2021 and 2020, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

For the nine months ended September 30, 2021 and 2020, sales to Amazon accounted for 26.4% and 25.1% of our net revenue, respectively. Sales to our ten largest customers accounted for 50.5% and 51.0% of our net revenue for the nine months ended September 30, 2021 and 2020, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on its payment to us, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

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

We maintain limited manufacturing facilities that only assemble DRAM modules, custom built PCs, custom cooling and performance controllers, and as a result, we depend entirely upon third parties to manufacture and supply the gear we sell and the components used in our gear such as gaming peripherals and gaming components. Our gear that is manufactured by outsourced parties is generally produced by a limited number of manufacturers and in some instances is purchased on a purchase order basis. For example, each model of our gaming keyboards, gaming mice, gaming headsets, computer cases, PSUs and cooling solutions is produced by a single manufacturer. We do not have long-term supply agreements with some of our manufacturers and suppliers. In addition, we carry limited inventory of our gear, and the loss of one or more of these manufacturers or suppliers, or a significant decline in production or deliveries by any of them, could significantly limit our shipments of gear or prevent us from shipping that gear entirely.

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

Our effective tax rate may increase in the future, including as a result of the Reorganization and changes in tax legislation, which may have a material adverse effect on our business, financial condition and results of operations.

Our effective tax rate may be impacted by changes in or interpretations of tax laws in any given jurisdiction, utilization of or limitations on our ability to utilize any tax credit carry-forwards, changes in geographical allocation of revenue and expense and changes in management’s assessment of matters such as our ability to realize the value of deferred tax assets.

In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. While certain draft legislation has been publicly released and is under development in Congress at this time, the likelihood of these changes being enacted or implemented is unclear.

As a result of the Reorganization, we acquired a number of non-U.S. affiliated entities with substantial non-U.S. assets and operations. Following the Reorganization, we may be subject to current U.S. federal income taxes on the earnings of such non-U.S. affiliates in a manner that may adversely impact our effective tax rate.

Our effective tax rate could also increase due to several factors, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	changes in tax rates, tax treaties, and regulations or the interpretation of them, including the Tax Act and the CARES Act;
•

changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	the outcome of current and future tax audits, examinations, or administrative appeals; and
•	the effects of acquisitions.

In the past, we have experienced fluctuations in our effective income tax rate which reflects a variety of factors that may or may not be present in any given year. In light of these factors, there can be no assurance that our effective income tax rate will not change in future periods. Accordingly, if our effective tax rate were to increase, it may have a material adverse effect on our business, financial condition and results of operations.

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

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $45.2 million and $36.3 million for the nine months ended September 30, 2021 and 2020, respectively, representing 3.2% of our net revenue for each of these periods. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

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

In addition, we provide a variety of rebates to both customers and gamers, including instant rebates, volume incentive rebates, back end rebates and mail-in rebates. We also have contractual agreements and cooperative marketing, promotional and other arrangements that provide rebates and other financial incentives to our retailer customers and gamers. To a limited extent, we also offer financial incentives related to retailer customer inventory of specific products. The aggregate amount of charges incurred as a result of all of these rebates and other financial incentives is offset from our gross revenue. For the nine months ended September 30, 2021 and 2020, our gross revenue was reduced approximately by 7.9% and 6.8%, respectively, as a result of these rebates. In the future, we also may be required to write down inventory or receivables due to product obsolescence or because of declines in market prices of our gear. Any write-downs or offsets could seriously harm our business.

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

We need substantial working capital to operate our business. We rely to a significant degree upon credit extended by many of our manufacturers and suppliers in order to meet our working capital needs. Credit terms vary from vendor to vendor but typically allow us zero to 120 days to pay for the products. However, notwithstanding the foregoing, there are instances when we are required to pay for gear in advance of it being manufactured and delivered to us. We may also utilize borrowings under our revolving credit facility to provide working capital, and access to external debt financing has historically been and will likely continue to be very important to us. As a result of any downturn in general economic conditions or conditions in the credit markets or other factors, manufacturers and suppliers may be reluctant to provide us with the same credit that they have in the past, which would require that we increase the level of borrowing under our revolving credit facility or obtain other external financing to provide for our substantial working capital needs. Additional financing may not be available on terms acceptable to us or at all. In particular, our access to other debt financing is limited by the negative covenant in our credit agreement restricting our ability to incur other indebtedness, as well as the financial covenants therein prohibiting our Consolidated Total Net Leverage Ratio from exceeding 3.0 to 1.0 or our Consolidated Interest Coverage Ratio being less than 3.0 to 1.0 (both tested quarterly on a trailing four fiscal quarter basis). As a result, such restrictions could limit, perhaps substantially, the amount of indebtedness we are permitted to borrow under other debt arrangements.

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

We had $248.8 million of indebtedness as of September 30, 2021. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, which require the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a Minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). Our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio were 0.8 to 1.0 and 10.4 to 1.0 as of September 30, 2021, respectively. While we were in compliance with all applicable financial covenants under our credit facilities as of September 30, 2021, there can be no assurance that we will not breach these financial covenants in our credit facilities in the future or other covenants in our future credit facilities.

Our credit facilities also include covenants that limit or restrict our ability to, among other things, incur liens on our properties, make acquisitions and other investments and sell assets, in each case, subject to specified exceptions. In addition to the covenants described in the preceding sentence, we are also prohibited from incurring indebtedness other than debt owed to the lenders under our credit facilities, debt associated with certain liens permitted by our credit facilities, certain subordinated debt and other specified exceptions. Our credit facilities also contain restrictions on our ability to pay dividends or make distributions in respect of our common stock or redemptions or repurchases of our common stock.

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

Sales to customers outside the United States accounted for 62.7% and 62.4% of our net revenue for the nine months ended September 30, 2021 and 2020, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia.

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of September 30, 2021, we had approximately $313.8 million of goodwill, $234.1 million of intangible assets and $70.5 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

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

As of September 30, 2021, EagleTree beneficially owned approximately 57.5% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public, the trading price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2021, we had outstanding a total of 94.2 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering and in the secondary in January 2021, are freely tradable, without restriction, in the public market.

As of September 30, 2021, the holders of approximately 54.2 million shares of our common stock, or approximately 57.5% of our total outstanding common stock based upon the number of shares outstanding as of September 30, 2021, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of September 30, 2021, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/18/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.3	09/18/2020

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	03/11/2021

10.1

Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc. and certain of its subsidiaries, Bank of America, N.A. as administrative agent, swingline lender and L/C issuer, and the other parties thereto.

X

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

Corsair Gaming, Inc.

Date: November 2, 2021	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer, Treasurer (Principal Financial Officer)

Date: November 2, 2021	By:	/s/ Gregg A. Lakritz
Gregg A. Lakritz Vice President, Corporate Controller
(Principal Accounting Officer)