Form 10-K
period 2021-12-31
Corsair Gaming, Inc.
filed 2022-03-01
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recent second fiscal quarter, was $1,204,332,297 based on the closing price as reported by the Nasdaq Global Select Market.

As of February 14, 2022, 95.2 million shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2021, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Auditor Name:	KPMG LLP	Auditor Location:	San Francisco, California	Auditor Firm ID:	185

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

PART I

Item 1. Business.

Overview

Corsair Gaming, Inc. (also referred to in this document as “Corsair,” “we,” the “company,” or the “registrant”) is a leading global provider and innovator of high-performance gear for gamers, streamers and content creators, many of which build their own PCs using our components. Our industry-leading gaming gear helps digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming gear enables streamers and content creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. We design and sell high-performance gaming and streaming peripherals, components and systems to enthusiasts globally.

We have served the market for over two decades and many of our products maintain leading market share positions, according to external market data and internal estimates. We have built a passionate base of loyal customers due to our brand authenticity and reputation as a provider of innovative and finely engineered products that deliver a high level of performance.

Our solution is the most complete suite of gear among our major competitors and addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and Elgato’s streaming suite for streamers and content creators, including our Stream Deck control software. These software platforms provide unified, intuitive performance, and aesthetic control and customization across their respective product families. We group our products into two categories (segments):

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear including capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories and EpocCam software, as well as coaching and training services, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

Greenscreen
Cases
Power Supplies
Custom Cooling
CPU Coolers
Fans
Memory
Storage
Gaming PCs
Acoustic Panels
Capture Cards
Lighting
Cameras
Monitors
Ambient
Lighting
Headsets
Stream Deck
Thunderbolt
Docks
Mice
Keyboards
Mouse Pads
Microphones
Gaming
Controllers
Gaming Chairs
CORSAIR
elgato
ORIGIN
SCUF GAMING
GAMER SENSEI
VISUALS BY
IMPULSE

Our gear is sold to end users worldwide through our retail channel or our direct-to-consumer channel. In our retail channel, we distribute our gear either directly to the retailer, such as Amazon and Best Buy, or through distributors.

We believe our brand, scale and global reach provide significant competitive advantages and will allow us to continue to capture a growing share of the expanding gaming and streaming market. We believe we can continue to grow by offering market-leading gear to gamers, streamers and content creators, expanding the breadth of our product suite to meet the needs of our customers, growing our worldwide market share, continuing to invest in marketing, product innovation and sales, and selectively pursuing accretive acquisitions, such as the eight acquisitions we have completed since 2018.

Our Industry

Since traditional arcade games of the 1970s, gaming has evolved into the mainstream and taken a central place in the global entertainment landscape. According to Activate Research, gaming today represents approximately 11% of all American consumer internet and media activity, surpassing activities such as social media and messaging. Further, based on external market data, in the fourth quarter of 2021, it was estimated that the worldwide gaming community consisted of approximately 1.4 billion casual PC gamers, 125 million regular PC gamers and 24 million PC gaming enthusiasts. We believe this indicates that the majority of the gaming hardware total addressable market is still consumed by a small percentage of gamers, and as a result, there is significant potential opportunity for gaming hardware sales.

There are a number of drivers we believe will continue to fuel the gaming market’s expansion. Technology continues to improve game quality. There is increasing availability and variety of high quality, interactive game content as game publishers use cutting-edge game development engines to rapidly create graphically sophisticated and engaging virtual worlds, many of which can support massive multiplayer experiences. Audiences are progressively engaging more with gaming content across platforms and finally, there are decreasing barriers to gaming, where more gamers using mobile devices, and the console and PC platforms represent a natural upgrade path for those seeking a more immersive or competitive gaming environment.

In parallel, digital content creation today has democratized, with content sharing, video-first communication and voice-chat being the norm among creators, viewers and gamers. Gaming content creation and streaming is now ubiquitous, with many active gaming channels on YouTube and live streaming hours watched across Twitch, Mixer, YouTube Gaming and Facebook Gaming is growing. The proliferation of gaming content is attracting new gamers and increasing the performance focus of existing gamers. Beyond success in gaming, applications for streaming gear are proliferating across use cases including podcasting, video blogging, interactive fitness, remote learning, and work-from-home, among others. While emerging, these applications represent a promising avenue for continued expansion of the streaming gear market opportunity.

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

Competitive gamer performance needs are being met with specialized gear, such as ultra-precise optical sensors in gaming mice, very low actuation distances in gaming keyboard switches, customizable rear paddles on performance controllers, liquid cooling solutions for high-performance processors and overclocked DRAM modules to process graphically complex games. Similarly, the broadcast quality expected of streamers has increased significantly and a traditional webcam does not produce the professional quality audiences expect of content. Dedicated capture cards are required to record and broadcast video at high resolution, high fidelity microphones are required to ensure clear sound quality, studio lighting and green screens improve production quality, high resolution USB cameras are required to capture smooth and clear images, and dedicated software is required to allow a single-person operation to optimize the streaming experience, preventing lag and fidelity loss. Further, gamers striving for peak performance have heightened requirements for ergonomics and durability, and gamers and streamers often wish to express their personal style or brand with their choice of gear, including a range of appealing design options and opportunities for customization. Finally, gear integration has become an important feature, where gamers and streamers need all of their gear to integrate harmoniously and need the ability to fine-tune that gear, which we believe is an experience best delivered with a software platform that seamlessly integrates and unifies control across devices. Our two proprietary software ecosystems cover the broadest range of gaming peripherals, components and streaming gear, which we believe are unmatched by anything else in the market.

Our Competitive Strengths

We are a leading global provider and innovator of high-performance gaming gear. We believe that we have a strong position in our target markets, which consist of gamer and creator peripherals, and gaming components and systems markets, as a result of the following competitive strengths:

•

Leading brand recognition for performance drives strong customer loyalty. Since our founding in 1994, we have shipped more than 237 million gaming and streaming products as of December 31, 2021 and actively nurtured a passionate and engaged global customer base by maintaining a long history of delivering innovative, finely engineered products that have expanded the frontiers of gaming performance. As a result, we believe we have established ourselves as a leading brand among gaming enthusiasts and streamers, many of whom are active and prominent in esports and act as ambassadors for our branded gear.

•

Differentiated, gamer and streamer-centric R&D engine focused on delivering a broad portfolio of high-performing gear, including components for self-built gaming PCs. We are an innovation-driven company with a rigorous development process designed to consistently deliver high-performance and quality gaming and streaming gear to the market. Our focus on innovation and performance has also earned us significant industry recognition.

•

Differentiated software-driven ecosystem. Since our inception, we have concentrated our efforts on helping gamers succeed, which has led us to develop what we believe to be the most complete ecosystem of high-performance gaming gear in the market, which is connected through our iCUE software. We have applied the same ethos to our product development for streaming gear, including the development of streaming software, which helps streamers to optimize their products and maximize their content quality. This includes our Stream Deck software that allows fingertip control of hardware and software.

•

Global sales and distribution network. We have developed a comprehensive worldwide marketing and distribution network. In this global network, we have established a multichannel sales model and have long-standing relationships with distributors and retailers globally, as well as direct-to-consumer sales channels. We currently ship to more than 85 countries across six continents, with our gear being sold at leading retailers including Amazon, Best Buy, JD.com, MediaMarkt and Walmart. In 2021, sales to the Americas, EMEA and Asia Pacific represented 44.2%, 38.6% and 17.2%, respectively, of net revenue.

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

•

Continue to develop innovative, market-leading gaming and streaming gear. We intend to prioritize investment in creating innovative gaming and streaming gear and related software to enhance the customer experience by delivering cutting-edge technology. We have an exceptional engineering team, with approximately 25% of employees and contractors working on software solutions. We believe this strong bench of engineering expertise has helped us introduce 141 different products to the market across our categories in 2021, 40 in 2020 and 36 in 2019.

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

•

Strengthen relationships with end-users by increasing direct-to-consumer sales. Through our acquisitions of Origin and SCUF in 2019, we acquired two companies whose sales are primarily generated through direct-to-consumer channels. Our acquisitions of Gamer Sensei in 2020 and Visuals by Impulse in 2021, both of which have recurring service revenue streams, engage directly with our customer base across our brands. While sales from this channel are a relatively small contributor to our revenue today, we believe direct-to-consumer sales represent a significant avenue to drive growth by facilitating increased market penetration across our product categories. The mix of direct-to-consumer sales represented 10.7%, 8.6% and 2.7% of our total revenue for the years ended December 31, 2021, 2020 and 2019.

•

Continue to grow market share globally. As a globally recognized brand, we have a footprint that reaches customers in more than 85 countries. We will continue to invest in enhancing our sales and distribution infrastructure to expand our leadership position in the Americas and Europe. We view the Asia Pacific region as a long-term growth opportunity and recently invested in our local sales force and regional management to build out distributor networks and retail partnerships.

•

Leverage our brand, software integration and superior product quality to support a pricing premium in the gaming PC components category. In the gaming PC components category, our revenue and margins have benefited from higher pricing versus the rest of the market, which we expect to continue as we invest in our brand and product portfolio. Compared to the average non-Corsair product, our computer cases, cooling solutions, PSUs and high-performance memory commanded price premiums of 24.7%, 20.7%, 29.2% and 43.7%, respectively, in the United States for the twelve months ended December 31, 2021, according to recent NPD data.

•

Selectively pursue complementary acquisitions. We plan to evaluate, and may pursue acquisitions, such as our acquisitions of Elgato, Origin and SCUF, which we believe strengthen our capabilities in existing segments as well as diversify our product offerings, broaden our end-user base or expand our geographic presence.

Our Solutions

We design our high-performance gear to address the needs of gamers, streamers and content creators. To help our customers perform at their peak, whether in game or on camera, we have developed the industry’s most complete integrated ecosystem of gamer and creator peripherals and gaming components and systems. We have a diversified product portfolio, with 30 primary product lines.

•

Gamer and creator peripherals. Our gamer and creator peripherals seek to provide the fastest, highest fidelity, and most seamless interface between digital athletes and their game, and content creators and their viewers. Our solutions include our high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories, and EpocCam software, as well as coaching and training services and content design services, among others.

•

Gaming components and systems. We develop and sell high-performance gaming components to help gamers, streamers and content creators build their own custom gaming PCs. We also develop and sell complete high-performance gaming systems using our gaming components. Our prebuilt systems and user-built systems are designed to deliver maximum performance, all the while providing our customers the design aesthetic and customizability they demand. Our solutions include our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

•

PC Gaming Software. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and Elgato’s streaming suite for streamers and content creators. These software platforms provide unified, intuitive performance, and aesthetic control and customization across their respective product families.

Our iCUE software platform powers the full range of our gear from a single intuitive interface, providing advanced performance tuning, user customization and system monitoring. By enabling our customers to fine tune the response of our gaming gear to maximize performance and match their personal preferences and styles of play, we believe that iCUE provides a distinct competitive advantage.

Product Development

Innovation is a key element of our culture and critical to our success. Our product development efforts focus on broadening our portfolio with innovative, value-added products that provide gamers with more immersive experiences. This process begins with the initial market analysis and product definition phase, where we use deep knowledge of consumer preferences and feedback to decide the exact specifications of new products desired by our end-users. We then leverage third-party manufacturers and, in some cases, engineering and design firms to help us design, prototype and fabricate our products. We select these third-party partners through a comprehensive selection process and subject them to rigorous quality controls. We perform extensive in-house testing of our products with the latest CPUs and GPUs to ensure optimal performance and compatibility of our products with the most advanced hardware. Our rigorous product development and testing is designed to give us the ability to meet the needs of our end-users consistently with well-designed, high-performance and reliable products. We intend to continue to significantly invest in product development to support the design and development of innovative, high-quality products and solutions to maintain and enhance our competitive position.

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

We have organized our sales organization into four major geographic regions—Europe (including the Middle East and North Africa), North America, Latin America and Asia Pacific (including South Africa)—and we have local language-speaking sales representatives in the countries that, in the aggregate, generate the majority of our net revenue. We ship our products directly to retailers and distributors and, through distributors, supply our products to thousands of smaller online and brick-and-mortar retailers and to specialist and gaming system integrators and value-added resellers. A small portion of our net revenue is from sales directly to original equipment manufacturers that manufacture gaming PCs.

In 2021, 2020 and 2019, Amazon accounted for more than 10% of our net revenue, at 26.7%, 24.6% and 25.1%, respectively.

Production and Operations

We believe we have developed a global, scalable production and operations infrastructure that allows us to deliver our products cost-effectively and in a timely manner. We operate a facility in Taiwan where we assemble, test, package and ultimately supply nearly all of our DRAM modules and a significant portion of our customized gaming controllers, liquid cooling products and prebuilt gaming systems. We also assemble, test, package and ultimately supply our custom-built PCs in our U.S. facility, and our customized gaming controllers in our U.S. and U.K. facilities. All of the other gear we sell is produced at factories operated by third parties located in Asia. In addition, we outsource storage and shipping to several third-party logistics providers around the world which allows us to reduce order fulfillment time, reduce shipping costs and improve inventory flexibility.

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

In addition to our production capabilities, our corporate planning process places particular emphasis on driving efficiencies in demand forecasting, supply chain planning, procurement cycle time, freight costs and inventory management. Given the products we sell and the global nature of our business, freight costs can have a significant impact on our expenses, because of this, we have developed a sophisticated forecasting and planning process designed to reduce the cost of transporting our products to our regional distribution hubs and finally, to our customers.

The COVID-19 pandemic has affected our supply chain consistent with its effect across many industries, including creating shipping and logistics challenges, increasing freight costs significantly, and placing significant limits on component supplies. While we anticipated industry-wide supply chain tightening we took proactive inventory buffering measures in order to position us well during the second half of 2021 and going forward. We will take additional inventory actions as appropriate to align with market demand, and will continue to leverage strong partnerships with our suppliers.

Seasonality

Since 2020, our revenue seasonality has been impacted positively and negatively, and thus has not followed historic patterns, by external events, such as shelter-in-place restrictions, global supply chain and logistics issues and availability of affordable GPUs, primarily caused by the COVID-19 pandemic. Historically, prior to 2020, we have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and the spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs and GPUs, which usually take place in the second calendar quarter and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarter due to seasonal sales such as “Black Friday,” “Cyber Monday” and “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and have been impacted, and may be further impacted in the future, by increasing supply constraints, GPU shortages, shifts in customer behavior and the evolving impacts of the COVID-19 pandemic.

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

In recent years, we have added new product categories and we intend to continue to introduce new product categories in the future. To the extent we are successful in adding new product categories, we will confront new competitors, many of which may have more experience, better known brands and greater distribution capabilities in the new product categories and markets than we do. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies. Many of our current and potential competitors, some of which are large, multi-national businesses, have substantially greater financial, technical, sales, marketing, personnel and other resources and greater brand recognition than we have. Our competitors may be in a strong position to respond quickly to new technologies and may be able to design, develop, market, and sell their products more effectively than we can. In addition, some of our competitors are small or mid-sized specialty companies, which may enable them to react to changes in industry trends or consumer preferences or to introduce new or innovative products more quickly than we can. As a result, our product development efforts may not be successful or result in market acceptance of our products.

Our ability to compete successfully is fundamental to our success in existing and new markets. If we do not compete effectively, demand for our products could decline, our net revenues and gross margin could decrease and we could lose market share, which could seriously harm our business, results of operations and financial condition. See the risk factor under the heading “Risks Related to our Business— We face intense competition, and if we do not compete effectively, we could lose market share, demand for our gear could decline and our business may be seriously harmed” in Item 1A of this Form 10-K for further details and a summary of our key competitors.

Intellectual Property

We consider the Corsair brand and its associated sub-brands to be among our most valuable assets. Our future success depends to a large degree upon our ability to defend the Corsair brand and its associated sub-brands from infringement and, to a limited extent, to protect our other intellectual property. We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as non-disclosure terms to protect our intellectual property.

As of December 31, 2021, our worldwide intellectual property portfolio consisted of 291 patents issued and 104 patents pending applications, 431 trademarks issued and 36 trademarks pending applications. We believe that our patents and trademarks and their applications are important for maintaining the competitive differentiation of our products and services, enhancing our freedom of action to sell our products and services in markets in which we choose to participate, and maximizing our return on research and development investments. The expansion of our business has required us to protect our trademarks, domain names, copyrights, and patents and, to the extent that we expand our business into new geographic areas, we may be required to protect our trademarks, domain names, copyrights, patents and other intellectual property in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation.

For a discussion of risks attendant to intellectual property rights, see “Risk Factors—Risks Related to our Business—Our future success depends to a large degree upon our ability to defend the Corsair brand and product family brands such as SCUF, Vengeance, K70, Elgato and iCUE from infringement and, if we are unable to protect our brand and other intellectual property, our business may be seriously harmed” and “Risk Factors—Risks Related to our Business—We are, have in the past been, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could require us to pay damages or royalties and could limit our ability to use certain technologies in the future” in item 1A.

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

Human Capital Resources

As of December 31, 2021, we had a total of 2,490 employees, including temporary employees and dedicated sales and software developer contractors. None of our employees is currently represented by a labor union or is covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Information about Our Executive Officers

Corsair’s executive officers as of March 1, 2022 are as follows:

Name	Age	Position(s)

Andrew J. Paul	64	Chief Executive Officer and Director
Thi L. La	56	President and Chief Operating Officer
Michael G. Potter	55	Chief Financial Officer
Gregg A. Lakritz	60	Vice President, Corporate Controller

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

Thi L. La has served as our President since January 2021 and as our Chief Operating Officer since August 2013. Ms. La was appointed to our board of directors in December 2021. From May 2010 to August 2013, Ms. La served as our Senior Vice President and General Manager of our gaming PC component unit. Previously, from April 2008 to July 2010, she served as the Vice President of Global Operations and Information Technology at Opnext, Inc., a designer and manufacturer of optical transponders for communications uses. From 1997 to 2008, she held various positions at HP, including Director of Consumer Desktop PC, Display and Accessories for North America. Ms. La holds a B.S. in Electrical Engineering from San Jose State University.

Michael G. Potter has served as our Chief Financial Officer since November 2019. Previously, Mr. Potter worked as a business consultant, including interim Chief Financial Officer work and advising a large pension fund. Prior to that, from July 2011 to May 2016, Mr. Potter was Chief Financial Officer and Chief Legal Officer at Canadian Solar, a company listed on the Nasdaq Exchange. Prior to that, Mr. Potter spent 10 years in the semiconductor industry holding multiple Chief Financial Officer roles at public companies including Lattice Semiconductor Corporation, Neophotonics and STATS ChipPac. Prior to that, Mr. Potter worked for six years at Honeywell in various financing and accounting positions, and at KPMG in Montreal as an auditor. Mr. Potter is a member of the board of Cordelio Power, Inc. and serves as the chair of its audit committee. Mr. Potter is a Chartered Professional Accountant (CPA). He received a Graduate Diploma of Public Accountancy from McGill University, and a BComm in Accounting from Concordia University.

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

•

We depend upon the introduction and success of new third-party high-performance computer hardware, particularly graphics processing units, or GPUs, and central processing units, or CPUs, and sophisticated new video games to drive sales of our gear. If newly introduced GPUs, CPUs and sophisticated video games are not successful, if the rate at which those products are introduced declines or if such products are not readily available, it may seriously harm our business.

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

Risk Factors

Our business involves significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K such as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. In such event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report. Unless otherwise indicated, references to our business being seriously harmed in these risk factors and elsewhere will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects.

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

We believe that the success of our gear depends to a significant degree on our ability to identify new features or category opportunities, anticipate technological developments and market trends and distinguish our gear from those of our competitors. In order to further grow our business, we also will need to quickly develop, manufacture and ship innovative and reliable new gear and enhancements to our existing gear in a cost-effective and timely manner to take advantage of developments in enabling technologies and the introduction of new computer hardware, such as new generations of GPUs and CPUs, and computer games, all of which drive demand for our gear. Further, our growth depends in part on our ability to introduce and successfully market new gear and categories of gear. For example, in the last 18 months, we entered into three large new markets, namely the microphones and cameras market for content creators and the gaming monitors market for both gamers and content creators, and in the future, we intend to introduce other gear designed to appeal to these markets. To the extent we do so, we will likely encounter competition from large, well-known consumer electronics and peripherals companies. Some of these companies have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. We cannot predict whether we will be successful in developing or marketing new gear and categories of gear and, if we fail to do so, our business may be seriously harmed.

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

If we do not execute on these factors successfully, demand for our current gear may decline and any new gear that we may introduce may not gain widespread acceptance. If this were to occur, our business may be seriously harmed. In addition, if we do not continue to distinguish our gear through distinctive, technologically advanced features and designs, as well as continue to build and strengthen our brand recognition and our access to distribution channels, our business may be seriously harmed

We depend upon the introduction and success of new third-party high-performance computer hardware, particularly GPUs and CPUs, and sophisticated new video games to drive sales of our gear. If newly introduced GPUs, CPUs and sophisticated video games are not successful, if the rate at which those products are introduced declines, or if they are not readily available, it may seriously harm our business.

We believe that the introduction of more powerful GPUs, CPUs and similar computer hardware that place increased demands on other system components, such as memory, PSUs or cooling, has a significant effect on the demand for our gear. The manufacturers of those products are large, public, independent companies that we do not influence or control. As a result, our business results can be materially affected by the frequency with which new high-performance hardware products are introduced by these independent third parties, whether these products achieve widespread acceptance among gamers, whether such products are readily available at affordable prices and whether additional memory, enhanced PSUs or cooling solutions, new computer cases or other peripheral devices are necessary to support those products. Although we believe that, historically, new generations of high-performance GPUs and CPUs have positively affected the demand for our gear, there can be no assurance that this will be the case in the future. For example, the introduction of a new generation of highly efficient GPUs and CPUs that require less power or that generate less heat than prior generations may reduce the demand for both our power supply units and cooling solutions. In the past, semiconductor and computer hardware companies have typically introduced new products annually, generally in the second calendar quarter, which has tended to drive our sales in the following two quarters. If computer hardware companies do not continue to regularly introduce new and enhanced GPUs, CPUs and other products that place increasing demands on system memory and processing speed, require larger power supply units or cooling solutions or that otherwise drive demand for computer cases and other peripherals, or if gamers do not accept those products, our business may be seriously harmed.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals, particularly our marketing personnel, sales force, electrical engineers, mechanical engineers and computer professionals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow, or our business may contract and we may lose market share. Moreover, certain of our competitors or other technology businesses may seek to hire our employees. There can be no assurance that our stock-based and other compensation will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our common stock does not increase or declines. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed. Further, we also face significant competition for employees, particularly in the San Francisco Bay Area where our headquarters are located, and as a result, skilled employees in this competitive geographic location can often command higher compensation and may be difficult to hire. In addition, recent political and military events in Ukraine, poor relations between the United States and Russia, and sanctions by the United States and the European Union against Russia could have an adverse impact on our research and development efforts as we maintain significant research and development operations in Ukraine.

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

Since 2020, our revenue seasonality has been impacted positively and negatively, and thus has not followed historic patterns, by external events, such as shelter-in-place restrictions, global supply chain and logistics issues and availability of affordable GPUs, primarily caused by the COVID-19 pandemic. Historically, prior to 2020, we have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of gamers who purchase our gear. Our total unit shipments have generally been lowest in the first and second calendar quarters due to lower sales following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced GPUs, CPUs and other computer hardware products, which usually takes place in the second calendar quarter, and which tends to drive sales in the following two quarters. As a consequence of seasonality, our total unit shipments for the second calendar quarter are generally the lowest of the year, followed by total unit shipments for the first calendar quarter. As a result, our total unit shipments are subject to seasonal fluctuations, which may seriously harm our business. Historical seasonal patterns may not continue in the future and have been impacted, and may be further impacted in the future, by increasing supply constraints, GPU shortages, shifts in customer behavior and the evolving impacts of the COVID-19 pandemic.

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

•

tensions between Russia and the Ukraine resulting in shipments of resources from these countries being delayed, or even ceasing, which could cause the GPU shortage to last longer as the production of GPUs require resources that come from these countries such as highly purified neon gas and palladium, of which Ukraine and Russia, respectively, are the world’s leading exporters;

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
•

the impact of political instability, natural disasters, war and/or events of terrorism, such as the tensions between Russia and Ukraine and any military conflict that may ensue, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;

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

We use DRAM ICs produced by Samsung, Micron and Hynix in our DRAM modules. We purchase those DRAM ICs, pursuant to purchase orders and not long-term supply contracts, largely from third-party distributors and, to a lesser extent, directly from those manufacturers. According to the most recent external market share data for the year ended December 31, 2021, DRAM IC manufacturers, Samsung, a manufacturer of DRAM ICs, had an approximately 43% share of the worldwide DRAM IC market, compared to approximately 28% for Hynix and approximately 23% for Micron in each case for the same period. However, should supply from any of these vendors be limited, there can be no assurance that we would be able to meet our needs by purchasing DRAM ICs produced by other manufacturers or from agents and distributors. Further, there are a limited number of companies capable of producing the high-speed DRAM ICs required for our high-performance DRAM modules, and any inability to procure the requisite quantities and quality of DRAM ICs could reduce our production of DRAM modules and could seriously harm our business.

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

Since early 2020, we have experienced some business disruptions due to COVID-19, including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs such as the elevated ocean freight costs we incurred in the second half of 2021, which led to increases in operating costs. As a result of the COVID-19 pandemic, we are continuing to experience logistics challenges globally. These negative financial impacts have been offset by strong revenue growth year-over-year partly due to an increase in demand for our gear as more people are under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has, and could continue to, result in shelter-in-place and other similar restrictions being eased. Such easing of restrictions likely has, and will continue to, result in consumers returning to other alternative forms of entertainment and interaction. This in turn has, and could continue to, result in a decline in demand for our products.

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

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 28.5% and 32.9% of our net revenue in 2021 and 2020, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

In 2021 and 2020, sales to Amazon accounted for 26.7% and 24.6% of our net revenue, respectively. Sales to our ten largest customers accounted for 51.7% and 52.7% of the same periods, respectively, of our net revenue. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on its payment to us, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

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

Risks relating to production and manufacturing. Our business could be seriously harmed if our manufacturers or suppliers ceased or reduced production or deliveries, raised prices, lengthened production or delivery times or changed other terms of sale. In particular, price increases by our manufacturers or suppliers could seriously harm our business if we are unable to pass those price increases along to our customers. Further, the supply of products from manufacturers and suppliers to us could be interrupted or delayed, and we may be unable to obtain sufficient quantities of our products because of factors outside of our control. For example, our manufacturers and suppliers may experience financial difficulties, be affected by natural disasters or pandemics, have limited production facilities or manufacturing capacity, may experience labor shortages or may be adversely affected by regional unrest or military actions, such as the recent tensions between Russia and Ukraine. In addition, we may be slower than our competitors in introducing new products or reacting to changes in our markets due to production or delivery delays by our third-party manufacturers or suppliers. Likewise, lead times for the delivery of products being manufactured for us can vary significantly and depend on many factors outside of our control, such as demand for manufacturing capacity and availability of components. In addition, if one of our exclusive or single-source manufacturers were to stop production, or experience product quality or shortage issues, we may be unable to locate or engage a suitable replacement on terms we consider acceptable and, in any event, there would likely be significant delays before we were able to transition production to a new manufacturer and potentially significant costs associated with that transition.

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

Our business requires that we coordinate the manufacturing and distribution of our gear over a significant portion of the world. We rely upon third parties to manufacture our gear and to transport and distribute our gear to our customers. If we do not successfully coordinate the timely and efficient manufacturing and distribution of our gear, our costs may increase, we may experience a build-

up in inventory, we may not be able to deliver sufficient quantities to meet customer demand and we could lose sales, each of which could seriously harm our business.

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

Our effective tax rate may increase in the future, including as a result of tax legislation changes, which may have a material adverse effect on our business, financial condition and results of operations.

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

Our effective tax rate could also increase due to several factors, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	changes in tax rates, tax treaties, and regulations or the interpretation of them;
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

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices or to address other technological trends, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $60.3 million and $50.1 million for 2021 and 2020, respectively, representing 3.2% and 2.9% of our net revenue for these periods, respectively. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

In addition, recent political and military events in Ukraine, poor relations between the United States and Russia, and sanctions by the United States and the European Union against Russia could have an adverse impact on our research and development efforts as we maintain significant research and development operations in Ukraine.

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

In addition, we provide a variety of rebates to both customers and gamers, including instant rebates, volume incentive rebates, back end rebates and mail-in rebates. We also have contractual agreements and cooperative marketing, promotional and other arrangements that provide rebates and other financial incentives to our retailer customers and gamers. To a limited extent, we also offer financial incentives related to retailer customer inventory of specific products. The aggregate amount of charges incurred as a result of all of these rebates and other financial incentives is offset from our gross revenue. For 2021 and 2020, our gross revenue was reduced approximately by 8% and 6%, respectively, as a result of these rebates. In the future, we also may be required to write down inventory or receivables due to product obsolescence or because of declines in market prices of our gear. Any write-downs or offsets could seriously harm our business.

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

We had $247.7 million of indebtedness as of December 31, 2021. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Risks of default. If we breach or are unable to comply with a covenant or other agreement contained in a debt instrument, the lender generally has the right to declare all borrowings outstanding under that debt instrument, together with accrued interest, to be immediately due and payable and may have the right to raise the interest rate. Upon an event of default under our credit facilities, the lender may require the immediate repayment of all outstanding loans and accrued interest. In addition, during the continuance of certain events of default under our credit facilities (subject to a cure period for some events of default), interest may accrue at a rate that is 200 basis points above the otherwise applicable rate. As a result, any breach or failure to comply with covenants contained in our debt instruments could seriously harm our business. Moreover, our credit facilities are secured by substantially all of our assets (including capital stock of our subsidiaries), except assets of our foreign subsidiaries and shares of some of our foreign subsidiaries, and if we are unable to pay indebtedness secured by collateral when due, whether at maturity or if declared due and payable by the lender following a default, the lender generally has the right to seize and sell the collateral securing that indebtedness. There can be no assurance that we will not breach the covenants or other terms of our credit facilities or any other debt instruments in the future and, if a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lender or to refinance the related indebtedness on terms we find acceptable, or at all. As a result, any breach or default of this nature may seriously harm our business.

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, which require the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a Minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). Our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio were 1.1 to 1.0 and 11.5 to 1.0 as of December 31, 2021, respectively. While we were in compliance with all applicable financial covenants under our credit facilities as of December 31, 2021, there can be no assurance that we will not breach these financial covenants in our credit facilities in the future or other covenants in our future credit facilities.

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

Sales to customers outside the United States accounted for 61.7% and 62.1% our net revenue for 2021 and 2020, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

•

the risk that trade to or from some foreign countries, or companies in foreign countries that manufacture our gear or supply components that are used in our gear, may be affected by political tensions, trade disputes and similar matters, particularly between China and Taiwan or between China and the United States or Russia and Ukraine, and the United States and Russia;

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

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our systems. For example, we recently discovered the exploitation by hackers of our subsidiary SCUF’s servers, which may have enabled such hackers to collect information provided by our customers, including payment card information, which is handled by our third-party ecommerce service provider. Such hackers utilized the credentials we had provided to another third-party to inject a script, which was active for a limited amount of time, that collected this information provided by customers. Additionally, for portions of our information technology infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses.

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

Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, the European Union General Data Protection Regulation, or GDPR, which came into effect on May 25, 2018, has led to more stringent operational requirements for processors and controllers of personal data, including, for example, requiring expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities. The GDPR provides that European Union member states may make their own additional laws and regulations in relation to certain data processing activities, which could limit our ability to use and share personal data or could require localized changes to our operating model. Under the GDPR, fines of up to €20 million or up to 4% of the total worldwide annual revenue of the preceding financial year, whichever is higher, may be assessed for non-compliance. These new laws also could cause our costs to increase and result in further administrative costs.

Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, means that from January 1, 2021, we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million / £17.5 million or 4% of global turnover.

Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains, and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA or the United Kingdom to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework and guidance following the Decision requires risk assessments to be conducted and, in many cases additional safeguards to be implemented to transfer data under the standard contractual clauses. These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the U.S. At present, there are few if any viable alternatives to the Standard Contractual Clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

We are also subject to evolving European Union and United Kingdom privacy laws on cookies, tracking technologies and e-marketing. In the European Union and the United Kingdom under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the European Union (but not directly in the United Kingdom) by an European Union regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, recent European court decisions and regulators’ recent guidance are driving increased attention to cookies and tracking technologies.  If the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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

Further, information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities. We cannot guarantee that our facilities and systems will be free of security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, misplaced or lost data, programming and/or human errors or other similar events. Any compromise or perceived compromise of the security of our systems could damage our reputation, result in disruption or interruption to our business operations, reduce demand for our products and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.

In addition, any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards, or any security incident that results in the actual or alleged unauthorized release or transfer of personal data, may result in governmental enforcement actions and investigations, including fines and penalties, enforcement orders requiring us to cease processing or operating in a certain way, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have material impacts on our revenue and operations and could seriously harm our business. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of December 31, 2021, we had approximately $317.1 million of goodwill, $225.7 million of intangible assets and $73.4 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

Our future success depends to a large degree on our ability to defend the Corsair brand and product family brands such as SCUF, Vengeance, K70, Elgato and iCUE from infringement and, if we are unable to protect our brand and other intellectual property, our business may be seriously harmed.

We consider the Corsair brand to be one of our most valuable assets. We also consider the Elgato, Origin, and SCUF brands, proprietary technology brands such as iCUE and Slipstream, and major product family brands such as Corsair ONE, Dark Core, Dominator, Glaive, Harpoon, Ironclaw, K70, K100, Nightsword, Scimitar, Vengeance, Virtuoso and Void to be important to our business. Our future success depends to a large degree upon our ability to defend the Corsair brand, proprietary technology brands and product family brands from infringement and to protect our other intellectual property. We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as nondisclosure terms to protect our intellectual property. Although we hold a trademark registration on the Corsair name in the United States and a number of other countries, the Corsair name does not have trademark protection in other parts of the world, including some major markets, and we may be unable to register the Corsair name as a trademark in some countries. Likewise, we hold a trademark registration on certain brands such as K70 only in the United States, Australia and New Zealand and therefore such brands do not have trademark protection in other parts of the world. If third parties misappropriate or infringe on our brands or we are unable to protect our brands, or if third parties use the Corsair, Corsair ONE, Dark Core, Dominator, Elgato, Glaive, Harpoon, iCUE, Ironclaw, K70, K100, Nightsword, Origin, SCUF, Slipstream, Scimitar, Vengeance, Virtuoso and Void brand names, or other brand names we maintain, to sell their products in countries where we do not have trademark protection, it may seriously harm our business.

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

Our products rely on software licensed by third parties under open source licenses, including as incorporated into software we receive from third-party commercial software vendors, and will continue to rely on such open source software in the future. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties or other contractual protections regarding infringement claims or the quality of the code, and the wide availability of source code to components used in our products could expose us to security vulnerabilities. Further, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our products. As a result, we may face claims from third parties claiming ownership of what we believe to be open source software. In addition, by the terms of some open source licenses, under certain conditions, we could be required to release our proprietary source code, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. These claims or requirements could result in litigation and could require us to purchase a costly license or cease offering the implicated products unless and until we can re-engineer them to avoid infringement or release of our proprietary source code. This re-engineering process could require significant additional research and development resources. In addition, we have intentionally made certain software we have developed available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we engage in a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, it is still possible that our competitors or others could use this code for competitive purposes, or for commercial or other purposes beyond what we intended. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could seriously harm our business.

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

As of December 31, 2021, EagleTree beneficially owned approximately 57.3% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

The stock market in general, and the market for stocks of technology companies in particular, has been highly volatile. As a result, the market price of our common stock is likely to be volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their common stock or the loss of their entire investment for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of our common stock could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this “Risk Factors” section and the following:

•	variations in our operating performance and the performance of our competitors;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	changes in estimates or recommendations by securities analysts concerning us or our competitors;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ estimates or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	developments of new technologies or other innovations;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	the outbreak of epidemics or pandemics, such as the coronavirus pandemic;
•	natural disasters, terrorist acts, acts of war or periods of widespread civil unrest, such as any military actions taken as a result of the tensions between Russia and Ukraine; and
•	changes in general market and economic conditions.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public, the trading price of our common stock could decline. Based upon the number of shares outstanding as of December 31, 2021, we had outstanding a total of 94.5 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering and in the secondary offering in January 2021, are freely tradable, without restriction, in the public market.

As of December 31, 2021, the holders of approximately 54.2 million shares of our common stock, or approximately 57.3% of our total outstanding common stock based upon the number of shares outstanding as of December 31, 2021, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of December 31, 2021, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

General Risk Factors

We may be subject to future tax audits in various jurisdictions, which may seriously harm our business.

We operate in multiple jurisdictions, are taxed pursuant to the tax laws of each of these jurisdictions and may be subject to future tax audits in each of these jurisdictions. Because we have substantial operations in a number of locations worldwide, tax authorities in various jurisdictions may raise questions concerning matters such as transfer pricing, whether revenues or expenses should be attributed to particular countries, the presence or absence of permanent establishments in particular countries and similar matters. In addition, we have engaged in a number of material restructuring transactions in various jurisdictions, and the tax positions we have adopted in connection with these restructuring transactions may be subject to challenge. Accordingly, a material assessment by a tax authority in any jurisdiction could require that we make significant cash payments without reimbursement. If this were to occur, our business may be seriously harmed.

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

We are subject to the rules and regulations established from time to time by the Securities and Exchange Commission, or SEC, and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. As part of these evaluations, material weaknesses in our internal controls over financial reporting may be identified. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  While we were able to remediate previously identified material weaknesses in our internal controls over financial reporting, there can be no guarantee we will not identify similar or other material weaknesses in the future and if such material weaknesses are identified, there can be no guarantee we would be able to remediate such material weaknesses. Any material weaknesses in our internal controls may adversely affect our ability to record, process, summarize and accurately report timely financial information and, as a result, our consolidated financial statements may contain material misstatements or omissions.

Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal controls over financial reporting, or if we identify or fail to remediate material weaknesses in our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and may seriously harm our business.

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs. If these requirements divert the attention of our management and personnel from other business concerns, they could seriously harm our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our gear. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Further, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on environmental, social and governance, or ESG, practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our current principal executive office is located in Fremont, California and consists of approximately 96,000 square feet of space under a lease that expires in May 2022 and thereafter, we plan to move our principal executive office and headquarters to Milpitas, California. The lease for the new Milpitas headquarters occupies approximately 118,000 square feet and expires in August 2032. We also lease manufacturing and warehousing facilities in Georgia, Florida, Netherlands and Taiwan, as well as properties in various parts of the United States, Europe and Asia for our product development, sales and service support and administrative functions. Our total property leases as of December 31, 2021, which expire at various dates through August 2032, are for an aggregate of approximately 634,000 square feet (excluding the Fremont headquarters lease). In addition, we have approximately 306,000 square feet of space dedicated to us in our contracts with various third-party distribution centers in California and China for additional warehouses to store our inventory.

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

Holders

According to the records of our transfer agent, there were 17 holders of record of our common stock on February 14, 2022. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below compares (i) the cumulative total stockholder return on our common stock from September 23, 2020 (the date our common stock commenced trading on Nasdaq Global Select Market) through December 31, 2021 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the indices on September 23, 2020 and the reinvestments of dividends, if any.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
9/23/20
9/20
10/20
11/20
12/20
1/21
2/21
3/21
4/21
5/21
6/21
7/21
8/21
9/21
10/21
11/21
12/21
Corsair Gaming, Inc.
NASDAQ Composite
S&P Information Technology

*$100 invested on 9/23/20 in stock or 8/31/20 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section Item 1A, “Risk Factors” and below in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

Overview

We are a leading global provider and innovator of high-performance gear for gamers, streamers and content creators, many of which build their own PCs using our components. Our industry-leading gaming gear helps digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and streaming gear that enables streamers and content creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. Our solution is the most complete suite of gear that addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato streaming suite for content creators, including our Stream Deck control software, which provide unified, intuitive performance, and aesthetic control and customization across their respective product families. In 2020, we also added a digital services layer to our offerings to enhance the customer experience by integrating esports, coaching, stream deck marketplace, customer care and extended warranty into our offerings.

We group our products into two categories (segments):

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories, and EpocCam software, as well as coaching and training services and content design services, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

Further information on our industry, our market opportunity and competitive strengths is presented in Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Our net revenue was $1,904.1 million, $1,702.4 million, and $1,097.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. We had net income (loss) of $101.0 million, $103.2 million and $(8.4) million, respectively. Net cash provided by operating activities was $20.2 million, $169.0 million, and $37.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. We continue to experience a shift in net revenue towards a more significant mix of our higher margin gamer and creator peripherals segment, which represented 34.0%, 31.7% and 26.8% of total net revenue for the years ended December 31, 2021, 2020 and 2019, respectively. As our product portfolio continues to expand, our go-to-market model has also been evolving with an increased mix of direct-to-consumer sales representing 10.7%, 8.6% and 2.7% of total net revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Our net revenue increased 55.2% in 2020, as compared to 2019, primarily due to a larger number of consumers gaming and working from home as a result of the COVID-19 pandemic. Going into 2021, while the lockdowns and shelter-in-place restrictions were gradually lifted, our net revenue continued to grow by 11.8%, despite the negative impact from the global supply chain and logistics challenges as well as the shortages of reasonably priced GPUs, which led to a decrease in demand for self-built gaming PCs and systems and its related components. We also experienced higher cost of goods sold in 2021 primarily related to expenses on freight and logistics due to supply chain and logistics issues. The full extent of the impact of COVID-19 pandemic remains uncertain, which has and may continue to negatively impact our net revenue and gross margin. While we experienced the aforementioned challenges in 2021 caused by the COIVD-19 pandemic, our 2021 revenue and gross profits represented strong growth from 2019, pre-pandemic, by 73.5% and 129.1%, respectively.

In the last 18 months, we have entered into three large new markets: microphones and cameras for content creators and gaming monitors for both gamers and content creators. In addition, we have launched 141 new products in 2021. Over the longer term, we believe we will be able to continue to grow in new markets as well as the markets that we participate in through innovation and leading technologies and entry into new categories via organic growth or acquisition. Since 2018, we have completed eight acquisitions, including our acquisition of a 51% of the share capital of iDisplay Technology, or “iDisplay”, a leader in electronic development and design specializing in display technology, in January 2022.

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

Impact of Industry Trends. Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•

Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming gear. Gaming continues to become increasingly social and streaming viewership is more widely adopted along with increasing numbers of content creators. We believe this trend, which has accelerated in the current environment, will continue and we are well positioned to serve the streaming market with best-in-class tools for content creation.

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

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers (including eRetailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with eRetailer Amazon accounting for 26.7%, 24.6% and 25.1% of our net revenue for 2021, 2020, and 2019, respectively, and sales to our ten largest customers accounting for approximately 51.7%, 52.7%, and 51.6% of our net revenue for the same periods, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps eRetailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. In 2021, we had several product introductions that had a favorable impact on our net revenue and operating results, such as the introduction of our new K65 mini RGB keyboard, Elgato’s new accessories including our new Facecam, Corsair DDR5 memory and new high-performance gaming controllers including SCUF Reflex, Reflex Pro and Reflex FPS, among others. However, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new gear over those of our competitors.

Impact of Seasonal Sales Trends. Since 2020, our revenue seasonality has been impacted positively and negatively, and thus has not followed historic patterns, by external events, such as shelter-in-place restrictions, global supply chain and logistics issues and availability of affordable GPUs, primarily caused by the COVID-19 pandemic. Historically, prior to 2020, we have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lowest in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarter due to seasonal sales such as “Black Friday,” “Cyber Monday” and “Singles Day” in China, as retailers tend to make purchases in advance of these sales, and our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and have been impacted, and may be further impacted in the future, by increasing supply constraints, GPU shortages, shifts in customer behavior and the evolving impacts of the COVID-19 pandemic.

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

Impact of COVID-19. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced some business disruptions due to COVID-19, including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs in 2021, which led to increases in operating costs such as the significantly elevated ocean freight costs we incurred in the second half of 2021 as compared to the same period of 2020. These negative financial impacts have been offset by revenue growth in 2020 and 2021, partly due to an increase in demand for our gear as more people are under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has, and could continue to, result in shelter-in-place and other similar restrictions being eased. Such easing of restrictions likely has, and will continue to, result in consumers returning to other alternative forms of entertainment and interaction. This in turn has, and could continue to, result in a decline in demand for our products. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain and cannot be fully predicted.

We continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business and we have implemented various measures to attempt to mitigate the disruptive logistics impact to our business, specifically around managing inventory stocking level at our distribution hubs and determining the mode of shipment used to deploy our gear to the customers, and we are also ready to implement adjustments to our expenses and cash flow in the event of declines in revenues.

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

Sales, general and administrative. Sales, general and administrative, or SG&A expenses represent the largest component of our operating expenses and consist of distribution costs, sales, marketing and other general and administrative costs. Distribution costs include outbound freight and the costs to operate our distribution hubs. Sales and marketing costs relate to the costs to operate our global sales force that works in conjunction with our channel partners, gaming team and event sponsorships, advertising and marketing promotions of our products and services, costs of maintaining our web store and credit card processing fees related to sales on our webstore, personnel-related cost and allocated overhead costs. General and administrative costs consist primarily of personnel-related expenses for our finance, legal, human resources, IT and administrative personnel, as well as the costs of professional services related to these functions and allocated overhead costs.

We expect our total sales, general and administrative expenses to increase in absolute dollars as we continue to actively promote and distribute a higher volume of our products and also due to the anticipated growth of our business and related infrastructure, including increase in legal, accounting, insurance, compliance, investor relations and other consulting costs.

Product development. Product development costs are generally expensed as incurred. Product development costs consist primarily of the costs associated with the design and testing of new products and improvements to existing products. These costs relate primarily to compensation of personnel and consultants involved with product design, definition, compatibility testing and qualification, as well as depreciation costs of equipment used, prototype material costs and allocated overhead costs.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in foreign currencies. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

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

Results of Operations

The following tables set forth the components of our consolidated statements of operations, in dollars and as a percentage of total net revenue, for each of the periods presented.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net revenue	$1,904,060	$1,702,367	$1,097,174
Cost of revenue	1,390,206	1,236,938	872,887
Gross profit	513,854	465,429	224,287
Operating expenses:
Sales, general and administrative	315,672	257,004	163,033
Product development	60,288	50,064	37,547
Total operating expenses	375,960	307,068	200,580
Operating income	137,894	158,361	23,707
Other (expense) income:
Interest expense	(17,673)	(35,137)	(35,548)
Other expense, net	(5,661)	(1,182)	(1,558)
Total other expense, net	(23,334)	(36,319)	(37,106)
Income (loss) before income taxes	114,560	122,042	(13,399)
Income tax (expense) benefit	(13,600)	(18,825)	5,005
Net income (loss)	$100,960	$103,217	$(8,394)

	Year Ended December 31,
	2021	2020	2019

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	73.0	72.7	79.6
Gross profit	27.0	27.3	20.4
Operating expenses:
Sales, general and administrative	16.6	15.1	14.9
Product development	3.2	2.9	3.4
Total operating expenses	19.7	18.0	18.3
Operating income	7.2	9.3	2.2
Other (expense) income:
Interest expense	(0.9)	(2.1)	(3.2)
Other expense, net	(0.3)	(0.1)	(0.1)
Total other expense, net	(1.2)	(2.1)	(3.4)
Income (loss) before income taxes	6.0	7.2	(1.2)
Income tax (expense) benefit	(0.7)	(1.1)	0.5
Net income (loss)	5.3%	6.1%	(0.8)%

Components of Results of Operations

Net Revenue

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net revenue	$1,904,060	$1,702,367	$1,097,174

Net revenue increased $201.7 million, or 11.8%, in 2021 as compared to 2020. This was due to a 20.0% increase in sales for our gamer and creator peripherals segment and an 8.1% increase in sales for our gaming components and systems segment. This increase in sales was largely due to increased demand for our products in 2020 and the first half of 2021 driven by the COVID-19 pandemic, with such growth beginning to slow down in the second half of 2021, partly due to the easing of the COVID-19 shelter-in-place restrictions resulting in the reopening of most outside entertainment. In addition, our second half 2021 revenue was negatively impacted by the global supply and logistics constraints caused by the COVID-19 pandemic, as well as the shortage of reasonably priced GPUs.

Net revenue increased $605.2 million, or 55.2%, in 2020 as compared to 2019. This increase was due to strong revenue growth in both segments. We believe the increased demand of our products was generally due to a larger number of consumers gaming and working from home due to the COVID-19 pandemic in 2020, in addition to existing customers upgrading their systems and gear for a better gaming and/or streaming experience, and to a lesser extent, the inclusion of post-acquisition revenues from our acquisitions of SCUF and Origin.

Gross Profit and Gross Margin

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Gross profit	$513,854	$465,429	$224,287
Gross margin	27.0%	27.3%	20.4%

Gross margin decreased to 27.0% in 2021 from 27.3% in 2020. The decrease was driven primarily by an increase in logistics costs which were largely driven by global shipping and logistics challenges caused by the COVID-19 pandemic, and increased promotional activity. These negative impacts were partially offset by an increase in gross margin from an improved product mix with more sales from the higher margin gamer and creator peripherals segment.

Gross margin increased to 27.3% in 2020 from 20.4% in 2019. The increase in gross margin was primarily driven by increased sales volume, an improved product mix with more higher margin products being sold in 2020 as compared to 2019 and less promotional activity. This increase was partially offset by increased air freight costs driven primarily by tightness in inventory supply due to the COVID-19 pandemic in 2020.

As the global shipping and logistics challenges continue into 2022, we expect our 2022 gross margins to remain pressured by elevated logistics costs.

Sales, General and Administrative (SG&A)

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Sales, general and administrative	$315,672	$257,004	$163,033

SG&A expenses increased $58.7 million, or 22.8%, in 2021 as compared to 2020. The increase was primarily due to a $22.4 million increase in distribution costs primarily driven by an increase in sales volume as well as higher freight costs due to the global supply chain and logistics constraints caused by the COVID-19 pandemic, a $18.3 million increase in personnel-related costs due to headcount growth and higher stock-based compensation, a $5.3 million increase in director and officer insurance policy fees, a $5.2 million increase in marketing and advertising expenses, mainly due to increase in sponsorships and digital marketing programs, and a $3.5 million increase in credit card fees due to increased sales through our webstore.

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

Product Development

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Product development	$60,288	$50,064	$37,547

Product development expenses increased $10.2 million, or 20.4%, in 2021 as compared to 2020. The increase was primarily due to a $6.9 million increase in personnel-related expenses due to headcount growth and higher stock-based compensation, a $1.4 million increase in consultant and contractor expense supporting our business development efforts and a $1.9 million increase in other product development related costs to support our continued innovation and broadening of our product portfolio.

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

Interest Expense and Other Expense, Net

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Interest expense	$(17,673)	$(35,137)	$(35,548)
Other expense, net	(5,661)	(1,182)	(1,558)

Interest expense decreased $17.5 million, or 49.7%, in 2021 as compared to 2020. The decrease was primarily due to lower interest expense paid in 2021 for our First Lien Term Loan as a result of the partial and full repayment of such loan in 2020 and 2021, and no interest paid for our Second Lien Term Loan due to the full repayment of such loan in 2020. Additionally, to a lesser extent, the decrease was due to the lower interest rate on our new Term Loan (defined below) executed in September 2021 which replaced our First Lien Term Loan (defined below). These decreases in interest expense were offset partially by higher losses incurred on debt extinguishment in 2021 compared to 2020 as the total debt amount extinguished in 2021 was higher than in 2020.

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

Income Tax (Expense) Benefit

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except percentages)
Income (Loss) Before Income Taxes	$114,560	$122,042	$(13,399)
Income Tax (Expense) Benefit	(13,600)	(18,825)	5,005
Effective Tax Rate	11.9%	15.4%	37.4%

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

Our effective tax rates were tax expense of 11.9% and 15.4% for 2021 and 2020, respectively. The change in effective tax rate for 2021 as compared to 2020 was primarily due to excess tax benefits from stock-based compensation as well as the recognition of a $3.1 million tax benefit resulting from the change in management’s assessment of the realizability of our California deferred tax assets as a result of the increased U.S. profitability.

Our effective tax rates were tax expense of 15.4% and tax benefit of 37.4% for 2020 and 2019, respectively. The change in effective tax rate for 2020 as compared to 2019 was primarily due to an increase in income before income tax compared to 2019, the change in the mix of income and losses in the various tax jurisdictions in which we operate, the recognition of a $4.6 million tax benefit resulting from the change in management’s assessment of the realizability of certain deferred tax assets as a result of the reorganization of our organizational structure in connection with our IPO, and a $0.6 million one-time benefit from the change in tax law resulting from the enactment of the Coronavirus Aid, relief and Economic Security Act (“CARES Act”) in the first quarter 2020.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Year Ended December 31,
	2021		2020		2019

Gamer and Creator Peripherals Segment	$647,202	34.0%	$539,366	31.7%	$294,141	26.8%
Gaming Components and Systems Segment
Memory Products	612,964	32.2	609,053	35.8	463,406	42.2
Other Component Products	643,894	33.8	553,948	32.5	339,627	31.0
	1,256,858	66.0	1,163,001	68.3	803,033	73.2
Total Net Revenue	$1,904,060	100.0%	$1,702,367	100.0%	$1,097,174	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment increased $107.8 million, or 20.0%, in 2021 as compared to 2020 due to revenue growth across almost all product categories. In particular, the Elgato branded content creator products was our fastest growing category in this segment and accounted for approximately one-third of the segment’s revenue. We believe revenue growth in this segment was driven in part by the COVID-19 shelter-in-place orders that prompted consumers to spend more time working and gaming at home and gamers seeking to improve their performance by upgrading their gear. The volume of the products shipped in this segment was lower in the second half of 2021 than the first half of 2021 primarily due to global supply and logistics constraints caused by the COVID-19 pandemic.

Net revenue of the gamer and creator peripherals segment increased $245.2 million, or 83.4%, in 2020 as compared to 2019 primarily due to strong sales growth in sales of Elgato branded streaming products, we believe driven in part by the COVID-19 shelter-in-place orders as consumers spend more time working and gaming at home, and the inclusion of SCUF post-acquisition revenue.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment increased $93.9 million or 8.1%, in 2021 as compared to 2020. We believe the revenue growth was driven in part by the COVID-19 shelter-in-place orders, particularly, for our PSUs and pre-built systems. The revenue growth in this segment was partially offset in the second half of 2021 due to the shortage of reasonably priced GPUs which curtailed the demand for new PC builds and related components, as well as global supply and logistics constraints caused by the COVID-19 pandemic.

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

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Year Ended December 31,
	2021		2020		2019

Gamer and Creator Peripherals Segment	$224,920	34.8%	$189,742	35.2%	$81,363	27.7%
Gaming Components and Systems Segment
Memory Products	108,901	17.8	125,026	20.5	74,781	16.1
Other Component Products	180,033	28.0	150,661	27.2	68,143	20.1
	288,934	23.0	275,687	23.7	142,924	17.8
Total Gross Profit	$513,854	27.0%	$465,429	27.3%	$224,287	20.4%

Gamer and Creator Peripherals Segment

The gross profit of the gamer and creator peripherals segment increased in 2021 by $35.2 million, or 18.5%, as compared to 2020, largely due to the revenue growth of 20.0% in the same period. Gross margin decreased by 40 basis points primarily due to increased logistics costs caused by the COVID-19 pandemic disruptions and increased promotional activity. These negative impacts to the gross margin were partially offset by the strong growth in the sales of our higher margin Elgato branded content creator products and better leverage on our fixed cost from higher sales volume year-over-year.

The gross profit of the gamer and creator peripherals segment increased in 2020 by $108.4 million, or 133.2%, as compared to 2019, largely due to the strong revenue growth of 83.4% in the same period. The 7.5% increase in gross margin was primarily driven by the addition of higher margin SCUF products and the strong growth in sales of higher margin Elgato branded content creator products, coupled with less promotional activities.

Gaming Components and Systems Segment

The gross profit of the gaming components and systems segment increased in 2021 by $13.2 million, or 4.8%, compared to 2020, primarily due to the revenue growth of 8.1% in the same period. The 70 basis points decrease in gross margin was primarily attributable to our memory products due to lower selling prices as a result of competitive pricing pressure in addition to increased freight and logistics costs across this segment caused by the COVID-19 pandemic disruptions.

The gross profit of the gaming components and systems segment increased in 2020 by $132.8 million, or 92.9%, compared to 2019, primarily due to the strong revenue growth in the same period. The 5.9% increase in gross margin was primarily driven by a higher margin product mix and less promotional activities.

Risks and uncertainties related to the COVID-19 pandemic remain and until the supply chain and logistics constraints ease and GPUs become more available, our revenue and gross margin for both segments may continue to be negatively impacted.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have been the payments received from customers purchasing our products, the borrowings under our Credit Agreement (defined below) and the net proceeds we received from our IPO completed in September 2020. Our principal uses of cash generally will include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments and future investments in business and technology.

As of December 31, 2021, we had cash and restricted cash, in aggregate of $65.4 million, including $22.8 million held by our foreign subsidiaries. Amounts held outside of the United States are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the United States generally will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at December 31, 2021, supplemented with the borrowings under our Revolving Credit Facility will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all. Our liquidity is subject to various risks including the risks identified in the section titled "Risk Factors" in Item 1A and market risks identified in the section titled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, each of which is incorporated herein by reference.

Liquidity

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Net cash provided by (used in):
Operating activities	$20,192	$168,953	$37,103
Investing activities	(20,541)	(10,280)	(145,427)
Financing activities	(65,404)	(79,131)	132,314

Cash Flows from Operating Activities

Net cash provided by operating activities for 2021 was $20.2 million and consisted of net income of $101.0 million and non-cash adjustments of $60.0 million and offset partially by a net use of cash of $140.8 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs, which were partially offset by changes in deferred income taxes. The net cash outflow from changes in our net operating assets and liabilities was primarily related to increases in inventory purchases and income tax prepayment for our Hong Kong subsidiary, as well as a decrease in accounts payable mainly due to timing of payments and purchases. These cash outflows were partially offset by increases in the accrual for sales returns and customer incentives, income tax payable and bonus accrual.

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

Cash Flows from Investing Activities

Cash used in investing activities was $20.5 million for 2021 and consisted of $11.0 million for the purchase of capital equipment and software, $4.7 million for the payment of deferred and contingent consideration primarily related to the Origin business acquisition, and $4.8 million for acquisitions of immaterial businesses.

Cash used in investing activities was $10.3 million for 2020 and consisted of $9.0 million for the purchase of capital equipment and software and $1.3 million for acquisitions of immaterial businesses.

Cash Flows from Financing Activities

Net cash used in financing activities was $65.4 million for 2021 and consisted primarily of $328.2 million repayments of debt and $0.4 million payment of taxes related to net share settlement of equity awards. These cash outflows were partially offset by $248.5 million net proceeds from our new Term Loan executed in September 2021 and $14.9 million proceeds received from the issuance of shares through our employee equity incentive plans. During 2021, we also borrowed $63.5 million from our revolving credit facility to fund our operations and the full amount was repaid in 2021.

Cash used in financing activities was $79.1 million for 2020 and consisted of $190.4 million repayments of debt and $8.5 payment of offering costs. These cash outflows were partially offset by $118.6 million proceeds received from the issuance of common stock in connection with our IPO, after deducting underwriting discounts and commissions, and $1.3 million proceeds received from the issuance of shares through our employee equity incentive plans.

Capital Resources

Credit Agreement (Term Loan and Revolving Credit Facility)

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (“Credit Agreement”). The new Credit Agreement provides for a total commitment of $350.0 million, consisting of a $100.0 million revolving credit facility (“Revolving Credit Facility”) and a $250.0 million term loan facility (“Term Loan”). The net proceeds from borrowings under the Term Loan of $248.5 million (net of $1.5 million of debt discount) were used to repay all amounts outstanding under the First Lien Term Loan on September 3, 2021.

The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty.

The Term Loan and Revolving Credit Facility under the Credit Agreement will each bear interest at our election, either (a) LIBOR plus a percentage spread (ranging from 1.25% to 2.0%) based on our total net leverage ratio, or (b) the base rate (described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.0%) based on our total net leverage ratio.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). The Credit Agreement also includes events of default customary for facilities of this nature and upon the occurrence of such events of default, among other things, all outstanding amounts under the Credit Agreement may be accelerated and/or the lenders’ commitments terminated. In addition, upon the occurrence of certain events of default, the interest on the Term loan and Revolving Credit Facility can increase by 2.0%. As of December 31, 2021, we were not in default under the Credit Agreement.

As of December 31, 2021, total principal outstanding of the Term Loan was $248.8 million and the available and uncommitted capacity under the Revolving Credit Facility was $99.5 million.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$278,168	$9,899	$32,984	$235,285	$—
Inventory-related purchase obligations (2)	141,599	141,599	—	—	—
Operating lease obligations (3)	72,868	10,164	21,225	12,066	29,413
Other purchase obligations (4)	24,346	19,815	4,223	308	—
Contingent consideration in connection with a business acquisition	1,250	1,250	—	—	—
Total	$518,231	$182,727	$58,432	$247,659	$29,413

(1)

Amounts represent the principal cash payments as of December 31, 2021 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8 “Debt” to our consolidated financial statements for more information.

(2)

Amounts represent an estimate of purchase obligations related to inventory, of which $17.5 million is related to purchase orders issued to iDisplay, in which we have acquired a 51% controlling financial interest effective January 1, 2022 and therefore, these obligations no longer exist as of the acquisition date.

(3)	Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)	Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of December 31, 2021, we had $2.1 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

Critical Accounting Polices and Estimates

A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted

Accounting Principles ("GAAP"), which requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results may differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition.

We believe the accounting policies below are critical in the portrayal of our financial condition and results of operations, and involve management’s most difficult, subjective, or complex judgments.

Revenue Recognition and Accruals for Product Returns and Customer Incentive Programs

We offer product return rights and customer incentive programs. Customer incentive programs include special pricing arrangements, promotions, rebates and volume-based incentives.

Rights of return vary by customer and range from the right to return products to limited stock rotation rights allowing the exchange of a percentage of the customer’s quarterly purchases. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on historical return rates. Return rates are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, the type of customer, seasonality, product quality issues, competitive pressures, published return policy, and other unforeseen global factors. Return rates can fluctuate over time but are sufficiently predictable to allow us to estimate expected future product returns.

Customer incentive programs are considered variable consideration, which we estimate and record as a reduction to revenue at the time of sale. Significant management judgments and estimates must be used to determine the cost of these programs to be included in the transaction price in any accounting period including a reduction for the estimate of amounts that ultimately will not be claimed for certain customer incentive programs. We use the expected value method to arrive at the amount of variable consideration. The Company constrains variable consideration until the likelihood of a significant revenue reversal is not probable. The accrual estimates are based on actual sales data, historical experience, forecasted incentives, anticipated volume of future purchases, and inventory levels in the channel.

Recent Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for recent accounting pronouncements adopted and to be adopted.

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

Interest Rate Risk

As of December 31, 2021, we had cash and restricted cash of $65.4 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

On September 3, 2021, we entered into a new Credit Agreement which replaced our previous credit facilities under First Lien and Credit Guaranty Agreement. As of December 31, 2021, under the new Credit Agreement, we had a $248.8 million Term Loan outstanding (face value), and the Term Loan bears variable market interest rates, primarily LIBOR. Refer to Note 8 “Debt – Credit Agreement” for additional information on this new Credit Agreement. A significant change in these market interest rates may adversely affect our operating results. As of December 31, 2021, a hypothetical 100 basis point change in interest rates would result in a change to interest expense by approximately $2.5 million.

Foreign Currency Risk

Approximately 18.7% of our net revenue in fiscal year 2021 was denominated in foreign currencies, primarily Euro and British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within three to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $48.6 million and $41.6 million as of December 31, 2021 and 2020, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(5.8) million, $(1.5) million, and $(1.6) million, for the years ended December 31, 2021, 2020, and 2019, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $3.3 million in our consolidated financial statements for the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Corsair Gaming, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corsair Gaming, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Transaction price in contracts with customers

As discussed in Note 2 to the consolidated financial statements, the transaction price received by the Company from sales to distributors and retailers is net of variable consideration that may include product returns and customer incentives. Estimates of expected future product returns are recorded based on historical return rates, among other factors. Customer incentive programs are recorded based on historical experience and forecasted incentives, and include special pricing arrangements, promotions, rebates, volume-based incentives, and price protection credits for certain customers. The amounts recorded for accrued reserves for sales returns and accrued reserves for customer incentive programs were $37.2 million and $66.7 million, respectively, as of December 31, 2021.

We identified the evaluation of the transaction price in contracts with customers as a critical audit matter. Subjective auditor judgment was required to evaluate changes in conditions and events affecting (1) the Company’s historical return rates, and (2) the length of time between when a sale occurs and a return is processed, which are used to determine accrued reserves for sales returns. In addition, subjective auditor judgment was required to evaluate the reliability of data used to determine certain accrued reserves for customer incentive programs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the transaction price, including controls related to estimating variable consideration related to product returns and customer incentives. We evaluated the historical return rates by assessing the historical relationship between sales and returns, considering the effect of external market conditions obtained from peer company data and market publications. We evaluated the length of time between when a sale occurs and a return is processed by comparing (1) the return date obtained from return claims from customers to (2) the estimated date the sale occurred obtained from supporting documentation. We evaluated the reliability of data used to determine certain accrued reserves for customer incentive programs by selecting a sample of incentives recorded during the year and (1) comparing the key inputs to correspondence with customers and customer agreements, and (2) recalculating the total incentive amount and comparing it to the incentive recorded or the claim from the customer if it was received by the Company before December 31, 2021.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

San Francisco, California
March 1, 2022

Corsair Gaming, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Net revenue	$1,904,060	$1,702,367	$1,097,174
Cost of revenue	1,390,206	1,236,938	872,887
Gross profit	513,854	465,429	224,287
Operating expenses:
Sales, general and administrative	315,672	257,004	163,033
Product development	60,288	50,064	37,547
Total operating expenses	375,960	307,068	200,580
Operating income	137,894	158,361	23,707
Other (expense) income:
Interest expense	(17,673)	(35,137)	(35,548)
Other expense, net	(5,661)	(1,182)	(1,558)
Total other expense, net	(23,334)	(36,319)	(37,106)
Income (loss) before income taxes	114,560	122,042	(13,399)
Income tax (expense) benefit	(13,600)	(18,825)	5,005
Net income (loss)	$100,960	$103,217	$(8,394)
Net income (loss) per share
Basic	$1.08	$1.20	$(0.11)
Diluted	$1.01	$1.14	$(0.11)
Weighted-average shares used to compute net income (loss) per share
Basic	93,260	86,256	76,223
Diluted	100,004	90,577	76,223

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
\
Net income (loss)	$100,960	$103,217	$(8,394)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(1,482)	2,477	490
Unrealized foreign exchange gain (loss) from long-term intercompany loans, net of tax benefit (expense) of $76, $(150), and $55 for the years ended December 31, 2021, 2020, and 2019, respectively	(385)	1,221	(278)
Comprehensive income (loss)	$99,093	$106,915	$(8,182)

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2021	2020

Assets
Current assets:
Cash	$62,415	$129,543
Restricted cash	2,734	3,795
Accounts receivable, net	291,287	293,629
Inventories	298,315	226,007
Prepaid expenses and other current assets	51,024	37,997
Total current assets	705,775	690,971
Restricted cash, noncurrent	231	230
Property and equipment, net	16,819	16,475
Goodwill	317,054	312,760
Intangible assets, net	225,709	259,317
Other assets	71,808	34,362
TOTAL ASSETS	$1,337,396	$1,314,115
Liabilities and Stockholders’ Equity
Current liabilities:
Debt maturing within one year	$4,753	$—
Accounts payable	236,120	299,636
Other liabilities and accrued expenses	205,874	205,745
Total current liabilities	446,747	505,381
Long-term debt	242,898	321,393
Deferred tax liabilities	25,700	29,752
Other liabilities, noncurrent	53,871	20,199
TOTAL LIABILITIES	769,216	876,725
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of December 30, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 94,510 and 91,935 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9	9
Additional paid-in capital	470,364	438,667
Retained earnings (accumulated deficit)	98,147	(2,813)
Accumulated other comprehensive income (loss)	(340)	1,527
Total Stockholders’ Equity	568,180	437,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,337,396	$1,314,115

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance as of December 31, 2018	75,896	$8	$258,238	$(93,161)	$(2,383)	$162,702
Cumulative effect of adoption of new accounting standard	—	—	—	(3,686)	—	(3,686)
Issuance of common stock in relation to acquisitions	1,322	—	10,000	—	—	10,000
Issuance of common stock in connection with employee equity incentive plans	34	—	124	—	—	124
Issuance of common stock for capital contribution from stockholders	7,046	—	53,500	—	—	53,500
Repurchase of common stock	(219)	—	(742)	(789)	—	(1,531)
Stock-based compensation	—	—	3,848	—	—	3,848
Other comprehensive income	—	—	—	—	212	212
Net loss	—	—	—	(8,394)	—	(8,394)
Balance as of December 31, 2019	84,079	8	324,968	(106,030)	(2,171)	216,775
Issuance of common stock to directors	20	—	—	—	—	—
Issuance of common stock in connection with employee equity incentive plans	336	—	1,337	—	—	1,337
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	7,500	1	106,566	—	—	106,567
Stock-based compensation	—	—	5,796	—	—	5,796
Other comprehensive income	—	—	—	—	3,698	3,698
Net income	—	—	—	103,217	—	103,217
Balance as of December 31, 2020	91,935	9	438,667	(2,813)	1,527	437,390
Issuance of common stock in connection with employee equity incentive plans	2,590	—	14,872	—	—	14,872
Shares withheld related to net share settlement	(15)	—	(417)	—	—	(417)
Stock-based compensation	—	—	17,242	—	—	17,242
Other comprehensive loss	—	—	—	—	(1,867)	(1,867)
Net income	—	—	—	100,960	—	100,960
Balance as of December 31, 2021	94,510	$9	$470,364	$98,147	$(340)	$568,180

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$100,960	$103,217	$(8,394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	17,235	5,796	3,848
Depreciation	10,300	9,318	7,384
Amortization of intangible assets	34,794	33,916	30,123
Debt issuance costs amortization	1,458	2,550	2,989
Loss on debt extinguishment	4,868	4,114	—
Deferred income taxes	(11,962)	(7,476)	(11,535)
Other	3,291	2,594	(347)
Changes in operating assets and liabilities:
Accounts receivable	444	(91,492)	(48,033)
Inventories	(71,316)	(80,086)	15,711
Prepaid expenses and other assets	(13,177)	(7,953)	(1,619)
Accounts payable	(63,722)	116,522	16,203
Other liabilities and accrued expenses	7,019	77,933	30,773
Net cash provided by operating activities	20,192	168,953	37,103
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(4,846)	(1,291)	(126,104)
Payment of deferred and contingent consideration	(4,721)	—	(10,300)
Purchase of property and equipment	(10,974)	(8,989)	(8,848)
Purchase of intangible asset	—	—	(175)
Net cash used in investing activities	(20,541)	(10,280)	(145,427)
Cash flows from financing activities:
Proceeds from issuance of debt, net	248,513	—	113,885
Repayment of debt	(328,188)	(190,394)	(3,969)
Payment of debt issuance costs	(204)	(194)	(2,450)
Borrowings from line of credit	63,500	—	—
Repayment of line of credit	(63,500)	—	(27,000)
Proceeds from initial public offering, net of $8,925 underwriting discounts and commissions	—	118,575	—
Payment of other offering costs	—	(8,455)	(245)
Proceeds from issuance of common stock to common stockholders	—	—	53,500
Repurchase of common stock	—	—	(1,531)
Proceeds from issuance of shares through employee equity incentive plans	14,872	1,337	124
Payment of taxes related to net share settlement of equity awards	(397)	—	—
Net cash provided by (used in) financing activities	(65,404)	(79,131)	132,314
Effect of exchange rate changes on cash	(2,435)	2,079	37
Net increase (decrease) in cash and restricted cash	(68,188)	81,621	24,027
Cash and restricted cash at the beginning of the year	133,568	51,947	27,920
Cash and restricted cash at the end of the year	$65,380	$133,568	$51,947
Supplemental cash flow disclosures:
Cash paid for interest	$11,267	$27,957	$32,842
Cash paid for income taxes	41,243	13,505	571
Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,122	$1,832	$927
Issuance of common stock relating to business acquisitions	—	—	10,000
Deferred purchase consideration related to business acquisitions	202	145	7,641
Measurement period adjustments relating to business acquisitions	50	1,531	—
Deferred offering costs included in accounts payable and accrued expenses	—	—	2,255

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Corsair Gaming, Inc., a Delaware corporation, together with its subsidiaries (collectively, “Corsair” the “Company”, “we”, “us”, or “our”), is a global provider and innovator of high-performance gear for gamers, streamers and content creators, many of which build their own PCs using our components.

Corsair is organized into two reportable segments:

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories and EpocCam software, as well as coaching and training services, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, among others.

Initial Public Offering and Secondary Offering

On September 25, 2020, we completed our initial public offering (the “IPO”). In connection with the IPO, we sold 7,500,000 shares of common stock at $17.00 per share, resulting in proceeds of $118.6 million, net of the underwriting discounts and commissions and before offering costs. In connection with the IPO, certain selling stockholders sold 6,500,000 shares of common stock at $17.00 per share. Subsequent to the IPO, certain selling stockholders further sold 1,135,375 shares pursuant to the underwriters’ exercise of their option to purchase additional shares.

On January 26, 2021, we completed a secondary offering of our common stock where certain selling stockholders sold 8,625,000, shares of common stock at $35.00 per share.

We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in other assets in the consolidated balance sheets. After the IPO, $12.0 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds in the consolidated balance sheet as of December 31, 2020.

Basis of Presentation

The accompanying consolidated financial statements include those of Corsair and its subsidiaries, after elimination of all intercompany balances and transactions. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, deferred income tax, and common stock (prior to the IPO completed in September 2020). These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Risks and Uncertainties related to the COVID-19 Pandemic

Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced some business disruptions due to COVID-19 including the stoppage in our factories in early 2020, disruption in our supply chain and increased distribution costs in 2021, which led to increases in operating costs such as the significantly elevated ocean freight costs we incurred in the second half of 2021, as compared to the same period of 2020. These negative financial impacts have been offset by revenue growth in 2020 and 2021, partly due to an increase in demand for our gear as more people are under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has, and could continue to, result in shelter-in-place and other similar restrictions being eased. Such easing of restrictions likely has, and will continue to, result in consumers returning to other alternative forms of entertainment and interaction. This in turn has, and could continue to, result in a decline in demand for our products. The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

As of the date of issuance of these consolidated financial statements, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions due to COVID-19 to the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.

Revenue Recognition

•	We determine revenue recognition through the following five-step approach:
•	identification of the contract, or contracts, with the customer
•	identification of the performance obligations in the contract
•	determination of the transaction price
•	allocation of the transaction price to the performance obligations in the contract, and
•	recognition of revenue when, or as the performance obligation is fulfilled

Revenue is recognized when performance obligations are satisfied under the terms of the contracts, and control of the products is transferred to the customers in an amount that reflects the consideration we expect to receive from the customers in exchange for those products or services.

Our products are primarily sold through a network of distributors and retailers, including online retailers, and to a lesser extent direct to consumers. We primarily sell hardware products, such as gamer and creator peripherals and gaming components and systems. These products are hardware devices, which may include embedded software that function together, and are considered as one performance obligation. Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer which generally occurs upon shipment or delivery to customer. We report revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as other liabilities and accrued expenses until remitted to the relevant government authority.

Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included as part of our distribution costs recorded under sales, general and administrative expenses. Costs of maintaining our web store and credit card processing fees related to sales on our webstore are recorded under sales, general and administrative expenses.

We generally provide a warranty on products that provides assurance that our products conform to published specifications. Such assurance-type warranties are not deemed to be separate performance obligations from the product, and costs associated with providing these warranties are accrued in accordance with ASC 460-10, Guarantees.

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

The transaction price received by us from sales to distributors and retailers is calculated as selling price net of variable consideration which may include rebates, product returns and price protection.

Rights of return vary by customer and range from the right to return products to limited stock rotation rights allowing the exchange of a percentage of the customer’s quarterly purchases. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on historical return rates. Return rates are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow us to estimate expected future product returns.

We normally require payments from customers within 30 to 90 days from invoice date. We do not generally modify payment terms on existing receivables. Our contracts with customers typically do not include significant financing components as the period between the satisfaction of the performance obligations and timing of payment are generally within one year.

Customer incentive programs are considered variable consideration, which we estimate and record as a reduction to revenue at the time of sale. Significant management judgments and estimates must be used to determine the cost of these programs to be included in the transaction price in any accounting period including a reduction for the estimate of amounts that ultimately will not be claimed for certain customer incentive programs. We use the expected value method to arrive at the amount of variable consideration. The Company constrains variable consideration until the likelihood of a significant revenue reversal is not probable. The accrual estimates are based on actual sales data, historical experience, forecasted incentives, anticipated volume of future purchases, and inventory levels in the channel.

During the years ended December 31, 2021 and 2020, we did not recognize any material revenue adjustments related to performance obligations satisfied in prior periods as a result of changes in estimated variable consideration. Because the majority of the performance obligations in our contracts with customers relate to contracts with a duration of less than one year, we have elected to apply the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Contract Balances

Contract assets represent amounts that have been recognized as revenue but for which we did not have the unconditional right to invoice the customers. There were no contract assets as of December 31, 2021 and 2020.

Contract liabilities are obligations to transfer products or services to a customer for which we have received consideration, or the amount is due, from the customer. Our contract liabilities primarily consist of deferred revenue and unearned revenue. Deferred revenue consists primarily of amounts that have been shipped and invoiced but not recognized as revenue as of period end because the control of the inventory has not passed to the customer. Revenue will be recognized when the customer has obtained control of the inventory sold, which is generally within 3 months or less. The deferred revenue balances as of December 31, 2021 and 2020 were not material.

Unearned revenue consists of payments received from customers in advance of product shipment for our webstore orders. These orders are generally shipped within two weeks from order date and revenue will be recognized when the customer has obtained control of the inventory sold. The unearned revenue balance as of December 31, 2021 and 2020 was $4.8 million and $8.0 million, respectively.

Contract liabilities are included in other liabilities and accrued expenses and other liabilities noncurrent on the consolidated balance sheets.

Cost of Revenue

Cost of revenue consists of product costs, including purchases from contract manufacturers, inbound freight costs from manufacturers to our distribution hubs, as well as inter-hubs shipments, duties and tariffs, warranty replacement costs, costs to process and rework returned items, depreciation of tooling equipment, warehousing costs, inventory valuation write-downs, certain allocated costs related to facilities and IT department, and personnel-related expenses and other operating expenses related to supply chain logistics.

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

Product Development Costs

Product development costs are generally expensed as incurred. Product development costs consist primarily of the costs associated with the design and testing of new products and improvements to existing products. These costs relate primarily to compensation of personnel and consultants involved with product design, definition, compatibility testing and qualification. To date, almost all of the software development costs have been expensed as incurred because the period between achieving technological feasibility and the release of the software has been short and development costs qualifying for capitalization have been insignificant.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales, general and administrative expense in the consolidated statements of operations. Advertising and promotion expenses were $19.8 million, $19.1 million, and $11.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Stock-Based Compensation

We measure and recognize compensation for all stock-based compensation awards, including stock options, stock purchase rights and restricted stock units (“RSU”), based upon the grant-date fair value of those awards. The grant-date fair value of our stock options and stock purchase rights is estimated using a Black-Scholes-Merton option-pricing model. The fair value of our RSUs is calculated based on the market value of our stock at the grant date. Stock-based compensation is recognized on a straight-line basis over the requisite service period and we have elected to recognize actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur.

Segments

Operating segments are based on components of a company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by its chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available.

We have two reportable segments:

•

Gamer and Creator Peripherals, which includes high-performance gaming keyboards, mice, headsets, controllers, and our gaming gear including capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories and EpocCam software, as well as coaching and training services, among others.

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

Cash and Restricted Cash

Total restricted cash as of December 31, 2021 and 2020 was $3.0 million and $4.0 million, respectively. The restricted cash serves as collateral for certain bank guarantees, customer deposits and security deposits.

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

One customer accounted for more than 10% of our consolidated net revenue for the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021, and 2020, two customers each represented more than 10% of our accounts receivable, net.

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

We determine if an arrangement is or contains a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the lease consideration in the contracts over the lease term. We do not record leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term. Certain of our lease agreements include options to extend or renew the lease terms. Such options are excluded from the ROU assets and lease liabilities unless they are reasonably certain to be exercised. We account for the lease and non-lease components as a single lease component. Operating lease expense is recognized on a straight-line basis over the lease term.

We apply the incremental borrowing rate, in determining the present value of the lease consideration, as our leases do not provide an implicit rate. Our incremental borrowing rate is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we do not frequently borrow on a collateralized basis, we consider a combination of factors to determine our incremental borrowing rate, including our credit worthiness, adjusted to approximate a collateralized rating, observable market yield curves, and the U.S. and foreign currency risk-free rates.

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

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis. Our financial instruments, including cash, restricted cash, accounts receivable, accounts payable, borrowings from credit lines and other liabilities and accrued expenses approximate fair value due to their short-term maturities.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recorded at the date of acquisition at their respective fair values. Goodwill is recorded when consideration paid in a purchase acquisition exceeds the fair value of the net assets acquired. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. We include the results of operations of the acquired business in the consolidated financial statements prospectively from the date of acquisition. Acquisition-related charges, including primarily third-party professional fees, accounting fees and legal fees are recognized separately from the business combination and are expensed as incurred.

Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment on an annual basis at October 1 or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or asset below its carrying value. We perform our annual goodwill impairment assessment at the reporting unit level and our indefinite-lived intangible assets at the individual asset level. In reviewing impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceed directly to the quantitative impairment test.

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

For the year ended December 31, 2021, we elected to perform the qualitative assessment for both goodwill and indefinite-lived intangible assets and determined that an impairment was not more likely than not for both assets and no further analysis was required.

Intangible Assets with finite-lives and Long-Lived Assets

Our intangible assets with finite lives principally include acquired technology, patents, tradenames, customer relationships and non-compete agreements. The assets are carried at cost and amortized using a straight-line method over the estimated economic lives of the assets. Amortization expense related to patents is included in cost of revenues. Amortization expense related to developed technology is included in product development costs. Amortization expense related to customer relationships, trade name and non-compete agreements is included in sales, general and administrative costs.

Our long-lived assets are primarily comprised of operating lease ROU assets and property and equipment.

We evaluate the recoverability of intangible assets with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For ROU assets such circumstances would include a decision to abandon the use of all or part of an asset, or subleases that do not fully recover the costs of the associated lease. Recoverability is measured by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If it is determined that an asset may not be recoverable, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on an asset’s projected discounted future cash flow or appraised value, depending on the nature of the asset. Such impairment charges recorded in the periods presented were not material.

Warranty Reserve

All of our products are covered by warranty to be free from defects in material and workmanship for periods ranging from six months to ten years, and for life for memory products. Our warranty does not provide a service beyond assuring that the product complies with agreed-upon specifications. At the time of sale, an estimate of future warranty costs is recorded as a component of cost of revenue and a warranty liability is recorded for estimated costs to satisfy the warranty obligation. The estimate of the costs to fulfill our warranty obligations is based on historical experience and expectations of future costs to repair or replace.

Deferred Issuance Costs and Debt Discounts

Costs incurred in obtaining long-term financing paid to parties other than creditors are considered a debt issuance cost. Amounts paid to creditors are recorded as a reduction in the proceeds received by the creditor and are considered a discount on the issuance of debt. Deferred issuance costs and debt discounts are amortized over the terms of the long-term financing agreements using the effective-interest method and recorded as a deduction of the carrying amount of the debt in the consolidated balance sheets. Deferred issuance costs of our revolving line of credit are recorded in prepaid expenses and other current assets and other assets, according to the timing of amortization.

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the repurchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. In connection with such nonmonetary transactions with our manufacturers, as of December 31, 2021, we recognized $5.0 million prepaid inventory and $5.4 million accrued liabilities, and as of December 31, 2020, we recognized $5.9 million prepaid inventory and accrued liabilities.

Because the transactions are nonmonetary, they have not been included in the consolidated statements of cash flows pursuant to ASC 230, Statement of Cash Flows.

Foreign Currency

For subsidiaries that have non-U.S. dollar functional currencies, the assets and liabilities of these subsidiaries are translated using period-end exchange rates. Revenues and expenses are translated using average exchange rates in effect during the reporting period. Cumulative translation gains and losses are included as a component of stockholders’ equity in accumulated other comprehensive income (loss).

Monetary assets or liabilities denominated in currencies other than the functional currency are remeasured using exchange rates prevailing on the balance sheet date. Foreign currency remeasurement gains and (losses), net is included in other (expense) income, net in the consolidated statements of operations and the amounts were $(6.3) million, $1.6 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts do not include the change in fair value of our foreign currency forward contracts. Refer to Note 4, Derivative Financial Instruments for more information on our hedging instruments.

Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded as a component of accumulated other comprehensive income (loss).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the tax and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized. We are subject to foreign income taxes on our foreign operations. All deferred tax assets and liabilities are classified as non-current in the consolidated financial statements.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period, without consideration of potential dilutive securities. Diluted net income per share is computed based on the weighted-average number of shares outstanding during the period, adjusted to include the incremental shares expected to be issued for assumed exercise of options under the treasury stock method.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), to simplify various aspects related to the accounting for income taxes. We adopted this standard effective January 1, 2021. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance is effective, at our election, beginning March 12, 2020 through December 31, 2022. We plan to adopt ASU 2019-12 effective January 1, 2022, and we do not expect the adoption will have a material impact on our consolidated financial statements.

3. Fair Value Measurement

The balances of our financial assets that were measured at fair value on a recurring basis as of December 31, 2021 and 2020 were not material. The following tables summarize our financial liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Contingent cash consideration in connection with a business acquisition—SCUF(2)	$—	$—	$1,250	$1,250
Foreign currency forward contracts(1)	—	427	—	427
Other	—	—	224	224
Total liabilities	$—	$427	$1,474	$1,901

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Contingent cash consideration in connection with a business acquisition—Origin(3)	$—	$—	$2,887	$2,887
Contingent consideration in connection with a business acquisition—SCUF(2)	—	—	1,250	1,250
Deferred cash consideration in connection with a business acquisition—Origin(3)	—	—	1,505	1,505
Foreign currency forward contracts(1)	—	819	—	819
Total liabilities	$—	$819	$5,642	$6,461

(1)

The fair values of the forward contracts and interest rate cap contract are based on similar exchange traded derivatives and the related asset or liability is, therefore, included within Level 2 of the fair value hierarchy.

(2)

The fair value of the contingent consideration from our SCUF acquisition in 2019 was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement, and these estimates represent a level 3 fair value measurement. The $1.3 million liability as of December 31, 2020 consisted of $0.1 million based on a contractual amount and the remaining $1.2 million is subject to update upon filing our tax returns for tax years 2020 and 2021. In September 2021, we filed the tax return for the 2020 tax year, and as a result, the $1.3 million liability as of December 31, 2021 was updated to consist of $0.3 million based on a contractual amount and the remaining $1.0 million is subject to update upon filing our tax return for tax year 2021.

(3)	Total earn-out liability of $2.9 million and deferred cash consideration of $1.5 million from our Origin acquisition in 2019 were fully paid and settled in 2021.

4. Derivative Financial Instruments

From time to time, we enter into derivative instruments such as foreign currency forward contracts, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated assets and liabilities, and interest rate cap contracts, to minimize our exposure to interest rate movements on our variable rate debts. The derivative instruments are recorded at fair value in prepaid expenses and other current assets or other liabilities and accrued expenses on the consolidated balance sheets. We do not designate such instruments as hedges for accounting purposes; accordingly, changes in the value of these contracts are recognized in each reporting period in other (expense) income, net in the consolidated statements of operations. We do not enter into derivative instruments for trading purposes.

The foreign currency forward contracts generally mature within three to four months. The notional principal amount of outstanding foreign exchange forward contracts was $48.6 million and $41.6 million as of December 31, 2021 and December 31, 2020, respectively. The net fair value gain (loss) recognized in other (expense) income, net in relation to these derivative instruments was $0.5 million, $(3.0) million, and $(0.2) million for the year ended December 31, 2021, 2020, and 2019, respectively.

5. Business Combinations

We completed four acquisitions in the last two years, namely, Visual by Impulse and BoxFX Ltd in 2021, and EpocCam and Gamer Sensei in 2020, none of which were material, both individually and in the aggregate, to our consolidated financial statements. They were accounted for using the acquisition method of accounting.

6. Goodwill and Intangible Assets

Goodwill

We have four reporting units: Gaming Peripherals, Gaming Components, Gaming Memory and Gaming Systems. The Gamer and Creator Peripherals segment includes the Gaming Peripherals reporting unit, and the Gaming Components and Systems segment includes the Gaming Components, Gaming Memory and Gaming Systems reporting units.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

December 31, 2019	$145,375	$167,375	$312,750
Addition from business acquisitions	—	690	690
Measurement period adjustments	(47)	(1,326)	(1,373)
Effect of foreign currency exchange rates	316	377	693
December 31, 2020	145,644	167,116	312,760
Addition from business acquisitions	—	4,481	4,481
Measurement period adjustments	—	50	50
Effect of foreign currency exchange rates	(334)	97	(237)
December 31, 2021	$145,310	$171,744	$317,054

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$32,086	$14,922	$17,164	$31,016	$8,892	$22,124
Trade name	30,665	4,942	25,723	30,632	2,873	27,759
Customer relationships	218,566	94,910	123,656	218,469	72,892	145,577
Patent	31,481	8,196	23,285	31,802	4,207	27,595
Non-competition agreements	2,521	2,193	328	2,521	1,689	832
Total finite-life intangibles	315,319	125,163	190,156	314,440	90,553	223,887
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	123	—	123	—	—	—
Total intangible assets	$350,872	$125,163	$225,709	$349,870	$90,553	$259,317

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

Amortization expense of intangible assets is recognized in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cost of revenue	$4,860	$3,898	$130
Sales, general and administrative	24,611	24,535	23,035
Product development	5,323	5,483	6,958
Total amortization of intangible assets	$34,794	$33,916	$30,123

The estimated future amortization expense of intangible assets as of December 31, 2021 is as follows (in thousands):

Amounts
2022	$34,419
2023	32,813
2024	31,362
2025	31,058
2026	27,684
Thereafter	32,820
Total	$190,156

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	December 31,
	2021	2020

Cash	$62,415	$129,543
Restricted cash—short term	2,734	3,795
Restricted cash—noncurrent	231	230
Total cash and restricted cash	$65,380	$133,568

Accounts receivable	$291,816	$293,975
Allowance for credit losses	(529)	(346)
Accounts receivable, net	$291,287	$293,629

Raw materials	$62,110	$52,165
Work in progress	4,931	9,654
Finished goods	231,274	164,188
Inventories	$298,315	$226,007

Manufacturing equipment	$26,094	$22,035
Computer equipment, software and office equipment	9,407	9,407
Leasehold improvements	5,154	4,521
Furniture and fixtures	4,709	3,675
Total property and equipment	$45,364	$39,638
Less: Accumulated depreciation and amortization	(28,545)	(23,163)
Property and equipment, net	$16,819	$16,475

Right-of-use assets	$51,387	$25,998
Deferred tax asset	12,737	4,792
Other	7,684	3,572
Other assets	$71,808	$34,362

Accrued reserves for customer incentive programs	$66,733	$49,619
Accrued reserves for sales returns	37,166	35,673
Accrued payroll and related expenses	20,526	26,877
Accrued freight expenses	18,296	7,523
Income tax payable	6,316	22,445
Other	56,837	63,608
Other liabilities and accrued expenses	$205,874	$205,745

Operating lease liabilities, noncurrent	$51,153	$17,571
Other	2,718	2,628
Other liabilities, noncurrent	$53,871	$20,199

8. Debt

Our debt consisted of the following (in thousands):

	December 31,
	2021	2020
X
Term Loan (variable rate) due September 2026	$248,750	$—
First Lien Term Loan (variable rate) extinguished in September 2021	—	326,938
Debt discount and issuance cost, net of amortization	(1,099)	(5,545)
Total debt	247,651	321,393
Less: debt maturing within one year	4,753	—
Long-term debt	$242,898	$321,393

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

According to the repayment schedule, the Consolidated Excess Cash Flow (as defined in the First Lien) and the IPO repayment provisions as set forth in the First Lien, we made required repayments of the First Lien Term Loan of $59.6 million, in aggregate, in 2020 using the net proceeds from our IPO and excess cash on hand. Further, we may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. In 2020, we began to prepay the First Lien Term loan using our excess cash on hand, resulting in voluntary prepayments of $80.8 million in 2020 and $78.3 million in 2021 through September 2021. The remainder of First Lien Term Loan of $248.5 million was fully prepaid with the proceeds from the Term Loan (defined below) on September 3, 2021, and as a result, all obligations and covenants thereunder were terminated.

In connection with the progressive prepayments of the First Lien Term Loan throughout 2020 and 2021, we have recorded losses on extinguishment of debt of $4.9 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively.

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

In 2020, with excess cash on hand, we prepaid the entire outstanding balance of $50 million on the Second Lien Term Loan without paying any premium or penalty, and as a result, all obligations and covenants thereunder were terminated. In connection with the prepayments of the Second Lien Term Loan in 2020, we have recorded losses on extinguishment of debt of $1.6 million for the year ended December 31, 2020.

The weighted average effective interest rate inclusive of the debt discount and debt issuance costs for the First Lien and Second Lien, in aggregate, was approximately 5.4% and 6.4% for years ended December 31, 2021 and 2020, respectively.

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

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). The Credit Agreement also includes events of default customary for facilities of this nature and upon the occurrence of such events of default, among other things, all outstanding amounts under the Credit Agreement may be accelerated and/or the lenders’ commitments terminated. In addition, upon the occurrence of certain events of default, the interest rate on the Term loan and Revolving Facility can be increased by 2.0%. As of December 31, 2021, we were not in default under the Credit Agreement and our Consolidated Total Net Leverage Ratio and Consolidated Interest Coverage Ratio were 1.1 to 1.0 and 11.5 to 1.0 as of December 31, 2021, respectively.

As of December 31, 2021, we had no outstanding balance under the Revolving Facility.

As of December 31, 2021, the carrying value of our Term Loan was $247.7 million. The estimated fair value of our Term Loan as of December 31, 2021, which we have classified as a Level 2 financial instrument, was approximately $261.7 million.

The effective interest rate inclusive of the debt discount and debt issuance costs for the Term Loan was approximately 1.4% for the year ended December 31, 2021.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019

First and Second Lien Guaranty Agreement:
Contractual interest expense for term loan	$9,818	$27,387	$29,757
Contractual interest expense for revolving facility	—	16	2,758
Amortization of debt discount and issuance cost	1,343	2,632	2,989
Loss on debt extinguishment	4,904	4,114	—
Credit Agreement:
Contractual interest expense for term loan	1,113	—	—
Contractual interest expense for revolving facility	53	—	—
Amortization of debt discount and issuance cost	115	—	—
Other	327	988	44
Total interest expense recognized	$17,673	$35,137	$35,548

The estimated future principal payments under our total long-term debt as of December 31, 2021 are as follows (in thousands):

Amounts

2022	$5,000
2023	6,875
2024	12,500
2025	12,500
2026	211,875
Total debt	$248,750

9. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	December 31,
	2021	2020

Beginning of the period	$5,865	$3,991
Warranty provision related to products shipped	6,549	7,201
Deductions for warranty claims processed	(6,758)	(5,327)
End of period	$5,656	$5,865

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (“ERP”) system and the related support services as well as marketing sponsorship. The total long-term non-cancelable purchase commitments as of December 31, 2021 was as follows (in thousands):

Amounts
x
2022	$2,614
2023	2,524
2024	1,699
2025	308
2026	—
Total	$7,145

Our total non-cancelable long-term purchase commitments outstanding as of December 31, 2020 was $6.8 million.

Letters of Credit

The letters of credit outstanding, in aggregate, was $0.5 million and $2.0 million as of December 31, 2021 and 2020, respectively. No amounts have been drawn upon the letters of credit for all periods presented.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms with respect to certain transactions. We have entered into indemnification agreements with directors and certain officers and employees that will require Corsair, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon Corsair to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, statements of operations, or statements of cash flows. We currently have directors’ and officers’ insurance.

10. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of December 31, 2021 and 2020.

11. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In 2017, we adopted the 2017 Equity Incentive Program (the “2017 Plan”).  In September 2020, we adopted the 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan is the successor and continuation to the 2017 Plan. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards. Incentive stock options may be granted only to employees. All other awards may be granted to eligible employees, non-employee directors and consultants, at the discretion of our board of directors (the “Board”).

Under the 2020 Plan, 5,125,000 shares of our common stock were initially reserved for issuance. The 2020 Plan reserve also includes any shares under the 2017 Plan and the 2020 Plan that may become available for issuance if the award terminates without the delivery of shares or if shares are tendered to satisfy the exercise price or tax withholding obligation with respect of the award. According to the provisions in the 2020 Plan, in March 2021, our Board approved an annual increase in the shares of common stock reserved for issuance by 3,677,385 shares. As of December 31, 2021, there were 7,626,827 shares reserved for future issuance the 2020 Plan.

All stock options under the 2017 Plan and the 2020 Plan are issued at exercise prices not less than the fair market value on the date of grant. RSUs have no exercise price. Both stock options and RSUs vest over a period of time as determined by the Board, generally four to five years, and expire ten years from date of grant.

Employee Stock Purchase Plan

In September 2020, we adopted the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to allow eligible employees to purchase shares of our common stock, at semi-annual intervals, with their accumulated payroll deductions. The ESPP initially reserved 1,025,000 shares of our common stock for issuance. According to the provisions in the ESPP, in March 2021, our Board approved an annual increase in the shares of common stock reserved for issuance by 919,346 shares. The first ESPP offering period began on January 1, 2021. For the year ended December 31, 2021, 205,464 shares of common stock were sold to our employees under the ESPP. As of December 31, 2021, there were 1,738,882 shares reserved for future issuance under the ESPP.

Stock Options Activities

The following table summarizes the stock option activities and related information for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	10,211,737	$5.68	7.7	$311,869
Granted	695,122	40.16
Exercised	(2,335,250)	4.37
Forfeited/cancelled	(408,000)	6.64
Outstanding as of December 31, 2021	8,163,609	$8.94	6.9	$112,411
Vested and exercisable as of December 31, 2021	4,173,467	$5.33	6.4	$65,617

The weighted-average grant date fair value per share for stock options granted in years ended December 31, 2021, 2020 and 2019 was $16.77, $3.68 and $2.89, respectively. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $66.0 million, $1.5 million, and $0.1 million, respectively.

RSU Activities

The following table summarizes the RSU activities and related information for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2020	153,488	$29.35
Granted	572,785	34.78
Vested	(50,327)	28.02
Forfeited/cancelled	(34,086)	33.82
Outstanding as of December 31, 2021	641,860	$34.06

The weighted-average grant date fair value per share for RSUs granted in years ended December 31, 2021 and 2020 was $34.78 and $28.66, respectively. The total fair value of RSUs vested in the years ended December 31, 2021 and 2020 was $1.4 million and $0.1 million, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation expense by line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cost of revenue	$1,006	$268	$197
Sales, general and administrative	13,772	4,883	3,084
Product development	2,457	645	567
Stock-based compensation expense, net of amounts capitalized (1)	$17,235	$5,796	$3,848
Income tax benefits (expense) related to stock-based compensation expense	$6,796	$(476)	$—

(1)	Total stock-based compensation expense capitalized in inventory was not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	December 31, 2021
	Unrecognized Expense	Remaining weighted average period (In years)

RSUs	$17,542	3.1
Stock Options	16,591	2.2
ESPP	—	—
Total unrecognized stock-based compensation expense	$34,133

Valuation Assumptions

We estimate the fair value of the stock options at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions and values:

	Year Ended December 31,
	2021	2020	2019

Expected term (years)	6.01	6.37	6.48
Expected volatility	43.1% - 47.0%	35.8% - 44.0%	34.3% - 36.1%
Dividend yield	—	—	—
Risk-free interest rate	0.05% - 1.34%	0.3% - 1.8%	1.4 - 2.6%

We estimate the fair value of the shares under the ESPP at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions and inputs:

Year Ended December 31,
2021

Expected term (years)	0.50
Expected volatility	43.2% - 45.1%
Dividend yield	—
Risk-free interest rate	0.05% - 0.09%

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

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock-based awards.

Expected Dividend Rate—The expected dividend is zero as we do not anticipate paying any dividends on our common stock in the foreseeable future.

The expense is recognized over the requisite service period.

12. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019

Numerator
Net income (loss)	$100,960	$103,217	$(8,394)
Denominator
Weighted-average shares used to compute net income (loss) per share, basic	93,260	86,256	76,223
Effect of dilutive securities	6,744	4,321	—
Weighted-average shares used to compute net income (loss) per share, diluted	100,004	90,577	76,223
Net income (loss) per share:
Basic	$1.08	$1.20	$(0.11)
Diluted	$1.01	$1.14	$(0.11)

Anti-dilutive potential common shares (1)	927	1,605	8,091
(1)	Potential common share equivalents were not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

13. Income Taxes

Income (loss) before income tax consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019

Domestic	$26,889	$(1,190)	$(18,407)
Foreign	87,671	123,232	5,008
Income (loss) before income tax	$114,560	$122,042	$(13,399)

Income tax (expense) benefit consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019

United States federal taxes:
Current	$(3,723)	$(363)	$(2,177)
Deferred	4,805	4,801	5,948
State taxes:
Current	(968)	(1,313)	(529)
Deferred	3,855	813	1,421
Foreign taxes:
Current	(20,871)	(24,625)	(3,824)
Deferred	3,302	1,862	4,166
Income tax (expense) benefit	$(13,600)	$(18,825)	$5,005

The income tax (expense) benefit differs from the amount which would result by applying the applicable statutory deferral rate to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Provision at federal statutory rate	$(24,058)	$(25,629)	$2,814
State taxes	(3,033)	(5,363)	911
Foreign rate differential	3,149	10,185	300
Taxes on foreign operations	8,595	(1,776)	(1,520)
Research and development credits	2,586	1,534	—
Net operating loss	—	—	2,557
Change in valuation allowance	4,171	4,407	719
Change in tax rate on deferred tax assets	(1,507)	(743)	(469)
Other	(3,503)	(1,440)	(307)
Income tax (expense) benefit	$(13,600)	$(18,825)	$5,005

The major drivers for the change in tax (expense) benefit in 2021 were the excess tax benefits from stock-based compensation and a decrease in valuation allowance in 2021 as a result of the release of our California valuation allowance due to increased U.S. profitability. The disclosure for foreign rate differential reflects the impact of the effective tax rate benefit from operations in jurisdictions where the applicable foreign tax rate is lower than the U.S. statutory rate. We were not subject to any tax holidays or tax holiday terminations subject to disclosure during these periods that impacted loss per share.

Deferred tax assets and liabilities comprise the following:

	December 31,
	2021	2020

Deferred tax assets:
Accrued expenses and reserves	$17,903	$14,387
Stock-based compensation	2,379	1,794
NOL and capital losses	7,608	10,708
Capitalized research expenditures	2,846	575
Tax credits	2,287	2,686
Other	790	692
Total deferred tax assets	33,813	30,842
Less valuation allowance	(4,038)	(8,209)
Deferred tax liabilities:
Intangible assets	(42,738)	(47,589)
Net deferred tax liabilities	$(12,963)	$(24,956)

We have established a valuation allowance of $4.0 million and $8.2 million as of December 31, 2021 and 2020, respectively, against our net deferred tax assets. We determine valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the anticipated future taxable income under the GILTI regime, we have released most of our valuation allowance except on $1.2 million of foreign tax credit carryovers for U.S. federal purposes and maintained a valuation allowance on our Luxemburg deferred tax assets.

As of December 31, 2021, we had net operating loss carry forwards for federal, state and foreign tax purposes of $9.6 million, $26.4 million, and $13.6 million, respectively. The federal, state and foreign net operating losses will begin to expire starting in 2037, 2030, and 2034, respectively. As defined under Internal Revenue Code Section 382, certain tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017. In August 2017, we acquired the interests of the operating subsidiaries from Corsair Components (Cayman) Ltd. We do not expect our tax attributes to be materially affected by the annual limitation.

Change in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Beginning balance	$1,216	$746	$477
Tax position related to current year
Increase	690	262	24
Decrease	—	—	—
Tax position related to prior year
Increase	1,851	477	245
Decrease	—	(269)	—
	$3,757	$1,216	$746

All of these unrecognized tax benefits will favorably impact our effective tax rate in future periods to the extent benefits are recognized. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

We did not recognize significant expense for interest and penalties related to uncertain tax positions for the years ended December 31, 2021, 2020 and 2019. We file income tax returns with the U.S. federal government, various U.S. states and foreign jurisdictions including China, France, Germany, Hong Kong, Luxembourg, Netherlands, Slovenia, Taiwan, United Kingdom and Vietnam. Our tax returns in the U.S., various U.S. states and foreign jurisdictions remain open to examination from 2013 to 2020.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2021	2020

Accumulated foreign currency translation gain	$622	$2,104
Unrealized foreign exchange loss from long-term intercompany loans, net of tax	(962)	(577)
Total Accumulated Other Comprehensive Income (Loss)	$(340)	$1,527

15. Segment and Geographic Information

The table below summarizes the financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2021	2020	2019

Net revenue
Gamer and Creator Peripherals	$647,202	$539,366	$294,141
Gaming Components and Systems	1,256,858	1,163,001	803,033
Total net revenue	$1,904,060	$1,702,367	$1,097,174

Gross Profit
Gamer and Creator Peripherals	$224,920	$189,742	$81,363
Gaming Components and Systems	288,934	275,687	142,924
Total gross profit	$513,854	$465,429	$224,287

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Year Ended December 31,
	2021	2020	2019

Net revenue
Americas	$841,653	$775,423	$460,256
Europe and Middle East	735,151	624,214	406,435
Asia Pacific	327,256	302,730	230,483
Total net revenue	$1,904,060	$1,702,367	$1,097,174

Revenues from sales to customers in the United States represented 38% , 38% and 35% for the years ended December 31, 2021, 2020 and 2019, respectively. No other single country represented 10% or more of total net revenue during these periods.

Long-lived assets consist primarily of property and equipment, net and right-of-use assets. The following table summarizes long-lived assets by regions that represent 10% of more of our total long-lived assets (in thousands):

	December 31,
	2021	2020

United States	$44,825	$20,854
China	8,465	7,567
Taiwan	7,387	7,742
Other	7,529	6,310
Total long-lived assets	$68,206	$42,473

16. Leases

Our lease portfolio consists primarily of real estate facilities for manufacturing, distribution, warehousing and office use purposes under operating leases.

The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2021	2020

Operating lease expense	$13,048	$9,406
Variable lease expense	9,636	7,305
Total lease expense	$22,684	$16,711

Supplemental cash flow information related to operating leases was as follows (in thousands):
	Year Ended December 31,
	2021	2020

Cash paid for amounts included in the measurement of operating lease liabilities	$10,466	$8,949
Right-of-use assets recognized in exchange for operating lease obligations	36,689	15,976

Supplemental balance sheet information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020

Right-of-use assets (included in other assets)	$51,387	$25,998
Lease incentive receivable (included in prepaid expenses and other current assets)	6,505	—
Operating lease liabilities (included in other liabilities and accrued expenses)	9,457	9,070
Operating lease liabilities, noncurrent (included in other liabilities, noncurrent)	51,153	17,571

Weighted-average remaining lease term (in years)	7.6	3.9
Weighted-average discount rate	3.8%	3.9%

The following table summarizes the maturity of operating lease liabilities as of December 31, 2021 (in thousands):

Amounts
2022	$10,164
2023	11,266
2024	9,959
2025	6,078
2026	5,988
Thereafter	29,413
Total future lease payments	72,868
Less: Imputed interest	(12,258)
Present value of operating lease liabilities	$60,610

17. Subsequent event

On January 1, 2022, we acquired a 51% stake in iDisplay Technology (“iDisplay”), a leader in electronic development and design specializing in display technology. Pursuant to the Share Purchase Agreement, and in consideration for its 51% interest in iDisplay, the Company paid $25.3 million in cash and issued 690,333 shares of its Common Stock, having an aggregate value of $14.5 million, for total purchase consideration of $39.8 million. The purchase consideration is subject to adjustment for certain working capital adjustments and post-closing indemnities.

Due to the proximity of the acquisition date to the filing of our annual report on Form 10-K for the year ended December 31, 2021, the initial accounting for the iDisplay business combination is incomplete, and therefore we are unable to disclose certain information required by ASC 805, Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and goodwill. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item that is found in our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders, or the Proxy Statement, is incorporated herein by reference to our Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

1. Financial Statements

See the “Index to Consolidated Financial Statements” under Part II, Item 8 of this report.

2. Financial Statement Schedules

All financial schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required information is included in the consolidated financial statements and notes thereto included in this report.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Here with

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	September 25, 2020	3.1

3.2	Amended and Restated Bylaws.	8-K	September 25, 2020	3.2

4.1	Form of Stock Certificate.	S-1/A	September 18, 2020	4.2

4.2	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	March 11, 2021	4.3

4.3	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	September 18, 2020	4.3

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	September 14, 2020	4.4

10.1#	Form of Indemnification Agreement to be entered into between Corsair Gaming, Inc. and each of its directors and executive officers.	S-1	August 21, 2020	10.1

10.2#	Corsair Gaming, Inc. Equity Incentive Program	S-1/A	September 18, 2020	10.2

10.2(a)#	Form of Unit Award Agreement (U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program	S-1	August 21, 2020	10.2(a)

10.2(b)#	Form of Unit Award Agreement (Non-U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program	S-1	August 21, 2020	10.2(b)

10.3#	2020 Incentive Award Plan	S-1/A	September 14, 2020	10.3

10.3(a)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(a)

10.3(b)#	Form of Restricted Stock Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(b)

10.3(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(c)

10.4#	2020 Employee Stock Purchase Plan.	S-1/A	September 14, 2020	10.4

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

		S-1	August 21, 2020	10.6(b)

10.7	Industrial Space Lease, dated as of August 18, 2014, by and among Corsair Memory, Inc. and Osprey Capital Building 50, LLC.	S-1	August 21, 2020	10.7

10.8(a)#	Severance Letter Agreement, dated as July 1, 2010, by and among Corsair Memory, Inc. and Andy Paul.	S-1	August 21, 2020	10.8(a)

10.8(b)#	Severance Letter Agreement, dated as July 1, 2010, by and among Corsair Memory, Inc. and Nick Hawkins.	S-1	August 21, 2020	10.8(b)

10.9#	Separation Agreement, dated April 30, 2019, by and among Corsair Memory, Inc. and Nick Hawkins.	S-1	August 21, 2020	10.9

10.10#	Offer Letter Agreement, dated October 17, 2019, by and among Corsair Gaming Inc., and Michael Potter.	S-1	August 21, 2020	10.10

10.11#	Second Separation Agreement, dated November 7, 2019, by and among Corsair Memory, Inc. and Nick Hawkins.	S-1	August 21, 2020	10.11

10.12	Amendment No. 3 to First Lien Credit and Guarantee Agreement, dated as of April 27, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.12

10.13	Amendment No. 4 to First Lien Credit and Guarantee Agreement, dated as of October 11, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.13

10.14	Amendment No. 5 to First Lien Credit and Guarantee Agreement, dated as of December 19, 2019, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.14

10.15	Amendment No. 6 to First Lien Credit and Guarantee Agreement, dated as of September 25, 2020, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	8-K	October 1, 2020	10.1

10.16	Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc. and certain of its subsidiaries, Bank of America, N.A. as administrative agent, swingline lender and L/C issuer, and the other parties thereto.	10-Q	November 2, 2021	10.1

10.17	Lease Agreement, dated as of April 27, 2021, by and among Corsair Gaming, Inc. and Campus 237 Owner LLC.				X

10.18	First Amendment to Industrial Space Lease, dated as of August 16, 2017, by and among Corsair Memory, Inc. and Osprey Capital Building 50, LLC.				X

10.19	Second Amendment to Industrial Space Lease, dated as of February 2, 2022, by and among Corsair Memory, Inc. and 47100 Bayside Parkway Owner, LLC.				X

10.20#	Form of Change in Control and Severance Agreement.				X

10.21#	Non-Employee Director Compensation Policy.				X

21.1	List of the Registrant’s Significant Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b),				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Corsair Gaming, Inc.

Date: March 1, 2022	By:	/s/ Andrew J. Paul
Andrew J. Paul
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2022	By:	/s/ Michael G. Potter
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

Signature	Title	Date

/s/ Andrew J. Paul	Chief Executive Officer and Director	March 1, 2022
Andrew J. Paul	(Principal Executive Officer)

/s/ Thi L. La	President and Chief Operating Officer and Director	March 1, 2022
Thi L. La

/s/ Michael G. Potter	Chief Financial Officer	March 1, 2022
Michael G. Potter	(Principal Financial Officer)

/s/ Gregg A. Lakritz	Vice President, Corporate Controller	March 1, 2022
Gregg A. Lakritz	(Principal Accounting Officer)

/s/ Anup Bagaria	Director	March 1, 2022
Anup Bagaria

/s/ Diana Bell	Director	March 1, 2022
Diana Bell

/s/ Jason Cahilly	Director	March 1, 2022
Jason Cahilly

/s/ George L. Majoros, Jr.	Director	March 1, 2022
George L. Majoros, Jr.

/s/ Sarah M. Kim	Director	March 1, 2022
Sarah M. Kim

/s/ Stuart A. Martin	Director	March 1, 2022
Stuart A. Martin

/s/ Samuel R. Szteinbaum	Director	March 1, 2022
Samuel R. Szteinbaum

/s/ Randall J. Weisenburger	Director	March 1, 2022
Randall J. Weisenburger