Form 10-Q
period 2022-03-31
Corsair Gaming, Inc.
filed 2022-05-06
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 95,399,909 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Net revenue	$380,691	$529,414
Cost of revenue	289,935	369,086
Gross profit	90,756	160,328
Operating expenses:
Sales, general and administrative	76,131	77,853
Product development	17,110	15,186
Total operating expenses	93,241	93,039
Operating income (loss)	(2,485)	67,289
Other (expense) income:
Interest expense	(1,279)	(4,946)
Other expense, net	(499)	(2,425)
Total other expense, net	(1,778)	(7,371)
Income (loss) before income taxes	(4,263)	59,918
Income tax benefit (expense)	983	(13,195)
Net income (loss)	(3,280)	46,723
Less: Net loss attributable to noncontrolling interests	(407)	—
Net income (loss) attributable to Corsair Gaming, Inc.	$(2,873)	$46,723

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net income (loss) attributable to Corsair Gaming, Inc.	$(2,873)	$46,723
Change in redemption value of redeemable noncontrolling interests	(2,261)	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(5,134)	$46,723

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.05)	$0.51
Diluted	$(0.05)	$0.47
Weighted-average common shares outstanding:
Basic	95,275	91,951
Diluted	95,275	100,211

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$(3,280)	$46,723
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit of $151 and $0 for the three months ended March 31, 2022 and 2021, respectively	(2,258)	165
Unrealized foreign exchange loss from long-term intercompany loans, net of tax benefit of $19 and $44 for the three months ended March 31, 2022 and 2021, respectively	(95)	(224)
Comprehensive income (loss)	(5,633)	46,664
Less: Comprehensive loss attributable to noncontrolling interests	(606)	—
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$(5,027)	$46,664

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash	$29,049	$62,415
Restricted cash	2,705	2,734
Accounts receivable, net	236,472	291,287
Inventories	300,423	298,315
Prepaid expenses and other current assets	57,877	51,024
Total current assets	626,526	705,775
Restricted cash, noncurrent	231	231
Property and equipment, net	19,607	16,819
Goodwill	348,424	317,054
Intangible assets, net	249,841	225,709
Other assets	74,796	71,808
Total assets	$1,319,425	$1,337,396
Liabilities
Current liabilities:
Debt maturing within one year	$4,754	$4,753
Accounts payable	203,454	236,120
Other liabilities and accrued expenses	176,556	205,874
Total current liabilities	384,764	446,747
Long-term debt	241,709	242,898
Deferred tax liabilities	29,241	25,700
Other liabilities, noncurrent	52,176	53,871
Total liabilities	707,890	769,216
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interests	19,424	—
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 95,373 and 94,510 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	9
Additional paid-in capital	489,745	470,364
Retained earnings	93,013	98,147
Accumulated other comprehensive loss	(2,494)	(340)
Total Corsair Gaming, Inc. stockholders’ equity	580,274	568,180
Nonredeemable noncontrolling interests	11,837	—
Total permanent equity	592,111	568,180
Total liabilities, temporary equity and permanent equity	$1,319,425	$1,337,396

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity

Balance as of December 31, 2021	94,510	$9	$470,364	$98,147	$(340)	$568,180	$—	$568,180
Issuance of common stock in relation to business acquisition	690	1	14,504	—	—	14,505	—	14,505
Noncontrolling interests from business combination	—	—	—	—	—	—	12,084	12,084
Net loss	—	—	—	(2,873)	—	(2,873)	(166)	(3,039)
Other comprehensive loss	—	—	—	—	(2,154)	(2,154)	(81)	(2,235)
Change in redemption value of redeemable NCI	—	—	—	(2,261)	—	(2,261)	—	(2,261)
Issuance of common stock in connection with employee equity incentive plans	214	—	527	—	—	527	—	527
Shares withheld related to net share settlement	(41)	—	(867)	—	—	(867)	—	(867)
Stock-based compensation	—	—	5,217	—	—	5,217	—	5,217
Balance as of March 31, 2022	95,373	$10	$489,745	$93,013	$(2,494)	$580,274	$11,837	$592,111

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interests	Equity

Balance as of December 31, 2020	91,935	$9	$438,667	$(2,813)	$1,527	$437,390	$—	$437,390
Net income	—	—	—	46,723	—	46,723	—	46,723
Other comprehensive loss	—	—	—	—	(59)	(59)	—	(59)
Issuance of common stock in connection with employee equity incentive plans	152	—	577	—	—	577	—	577
Stock-based compensation	—	—	3,076	—	—	3,076	—	3,076
Balance as of March 31, 2021	92,087	$9	$442,320	$43,910	$1,468	$487,707	$—	$487,707

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(3,280)	$46,723
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	5,147	3,076
Depreciation	2,604	2,436
Amortization of intangible assets	10,138	8,702
Debt issuance costs amortization	86	537
Loss on debt extinguishment	—	439
Deferred income taxes	(4,078)	(3,005)
Other	567	1,316
Changes in operating assets and liabilities:
Accounts receivable	54,434	(13,416)
Inventories	(662)	(13,508)
Prepaid expenses and other assets	(8,147)	(4,419)
Accounts payable	(35,308)	(26,988)
Other liabilities and accrued expenses	(27,607)	25,875
Net cash provided by (used in) operating activities	(6,106)	27,768
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(19,534)	(1,684)
Payment of deferred contingent consideration	—	(4,353)
Purchase of property and equipment	(4,365)	(2,036)
Net cash used in investing activities	(23,899)	(8,073)
Cash flows from financing activities:
Repayment of debt	(1,250)	(28,000)
Borrowing from line of credit	293,000	—
Repayment of line of credit	(293,000)	—
Payment of contingent consideration	(292)	—
Proceeds from issuance of shares through employee equity incentive plans	523	185
Payment of taxes related to net share settlement of equity awards	(887)	—
Net cash used in financing activities	(1,906)	(27,815)
Effect of exchange rate changes on cash	(1,484)	134
Net decrease in cash and restricted cash	(33,395)	(7,986)
Cash and restricted cash at the beginning of the period	65,380	133,568
Cash and restricted cash at the end of the period	$31,985	$125,582
Supplemental cash flow disclosures:
Cash paid for interest	$1,207	$3,961
Cash paid for income taxes	4,354	413
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$3,322	$1,558
Right-of-use assets obtained in exchange for operating lease liabilities	633	3,817
Deferred and contingent purchase consideration related to business acquisitions	—	735

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accounting policies we follow are set forth in Part II, Item 8, Note 2, Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2021 which was filed with the SEC on March 1, 2022.

The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed, combined or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of March 31, 2022 and our results of operations for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Corsair and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For consolidated entities where we own less than 100% of the equity, our consolidated net comprehensive income (loss) is reduced by the portion attributable to the noncontrolling interests.

In determining whether an entity is considered a controlled entity, we apply the VIE (Variable Interest Entity) and VOE (voting interest entity) models. Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, we consolidate the entity if we determine that we have a controlling financial interest in the entity through our ownership of greater than 50% of the outstanding voting shares of the entity and that other equity holders do not have substantive voting, participating or liquidation rights.

On January 1, 2022 (the “Closing” or “Closing Date”), we completed the acquisition of a 51% ownership stake in Elgato iDisplay Holdings LTD. and its related companies (together “iDisplay”). (See Note 5, Business Combination - iDisplay Acquisition for more details on the iDisplay Acquisition). We have determined that iDisplay does not qualify as a VIE and Corsair has a controlling financial interest in iDisplay under the VOE model and therefore, iDisplay’s results of operations are fully consolidated with Corsair with effect from January 1, 2022. As a result, we recorded a net loss of $0.4 million attributable to noncontrolling interests in our condensed consolidated statement of operations for the three months ended March 31, 2022, equal to the 49% of the ownership interest retained in iDisplay by the noncontrolling interests.

Noncontrolling Interests

We have included both redeemable noncontrolling interests and noncontrolling interests in our condensed consolidated balance sheet in connection with our consolidation of the 51% ownership of iDisplay.

Redeemable noncontrolling interests that are redeemable and not solely within our control are classified within temporary equity in the condensed consolidated balance sheets. Redeemable noncontrolling interests are measured at the greater of the redemption value (calculated based on the formula stipulated in the Shareholders Agreement between the iDisplay seller and Corsair and, including the amounts for dividends not currently declared or paid, for which the payment is not solely within our control), or the carrying value before giving effect to the redemption feature. The redeemable noncontrolling interests are recorded at their maximum redemption value at each reporting date. The redemption value is remeasured each quarter and changes in the value are recognized immediately. Any resulting change in the value of the redeemable noncontrolling interests is recognized through retained earnings and this adjustment also impacts the net income or loss attributable to common stockholders of Corsair Gaming, Inc used in the net income (loss) per share calculation. (See Note 16 for more information regarding the redeemable noncontrolling interests).

In addition, we have noncontrolling interests recorded at carrying value which do not have redemption features and are classified within permanent equity in our condensed consolidated balance sheet.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, and deferred income tax. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

Risks and Uncertainties related to the COVID-19 Pandemic

Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced an increase in demand for our gear as more people were under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has resulted in shelter-in-place and other similar restrictions being eased. Such easing of restrictions has resulted in consumers returning to other alternative forms of entertainment and interaction. This in turn has resulted in a decline in demand for our products since the second half of 2021. The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the severity, duration and spread of the outbreak, how quickly and to what extent normal economic and operating conditions can resume, and the actions to contain the virus and prevent any reoccurrence. For example, China's zero-COVID policy has negative implications for global supply chains generally; factory shutdowns and transport backlogs may result in inventory shortfalls for our products, which could negatively impact our sales. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions due to COVID-19 to the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

 In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. We adopted this standard effective January 1, 2022. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. We adopted this standard effective January 1, 2022. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

None.

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

The carrying values of certain of our financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short maturities. The balances of our financial assets that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were not material. The following tables summarize our financial liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(1)	$—	$—	$958	$958
Foreign currency forward contracts(2)	—	163	—	163
Other	—	—	224	224
Total liabilities	$—	$163	$1,182	$1,345

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(1)	$—	$—	$1,250	$1,250
Foreign currency forward contracts(2)	—	427	—	427
Other	—	—	224	224
Total liabilities	$—	$427	$1,474	$1,901

(1)

On December 19, 2019, one of our subsidiaries entered into an Agreement and Plan of Merger with Scuf Holdings, Inc. and subsidiaries (collectively “SCUF”) and acquired 100% of their equity interests (the “SCUF Acquisition”). The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement, and these estimates represent a level 3 fair value measurement. The $1.3 million liability as of December 31, 2021 consisted of $0.3 million based on a contractual amount and the remaining $1.0 million is subject to update upon filing our tax return for tax year 2021. In March 2022, we paid the $0.3 million contractual amount, and the remaining $1.0 million liability as of March 31, 2022 is subject to update upon filing our tax return for tax year 2021.

(2)	The fair values of the forward contracts were based on similar exchange traded derivatives and the related asset or liability is included within Level 2 of the fair value hierarchy.

4. Derivative Financial Instruments

From time to time, we enter into derivative instruments such as foreign currency forward contracts, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated assets and liabilities, and interest rate cap contracts, to minimize our exposure to interest rate movements on our variable rate debts. The derivative instruments are recorded at fair value in prepaid expenses and other current assets or other liabilities and accrued expenses on the condensed consolidated balance sheets. We do not designate such instruments as hedges for accounting purposes; accordingly, changes in the value of these contracts are recognized in each reporting period in other (expense) income, net in the condensed consolidated statements of operations. We do not enter into derivative instruments for trading purposes.

The foreign currency forward contracts generally mature within two to three months. The notional principal amount of outstanding foreign exchange forward contracts was $48.0 million and $48.6 million as of March 31, 2022 and December 31, 2021, respectively, none of which have been designated as hedging instruments during the periods presented. Total fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $0.5 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

5. Business Combinations

iDisplay Acquisition

On January 1, 2022, we completed the acquisition of a 51% ownership stake in iDisplay, a leader in electronic development and design specializing in display technology, headquartered in Taiwan.

The fair value consideration for iDisplay was $36.4 million, including $21.9 million in cash and the issuance of 690,333 shares of our common stock with a fair value of $14.5 million at Closing Date. The consideration was reduced for the effective 51% settlement of a pre-existing contractual accounts payable balance owed to iDisplay of $3.5 million. The iDisplay Acquisition will allow us to direct the development and integration of iDisplay’s display-based touch-screen technologies into our products for creators, gamers and streamers. iDisplay’s results of operations are fully consolidated with Corsair with effect from January 1, 2022.

The seller of iDisplay (the “iDisplay Seller”) has retained 49% noncontrolling interests in iDisplay. Under the Shareholders Agreement between Corsair and the iDisplay Seller, a put option was provided to the iDisplay Seller and a call option was provided to Corsair for the option to transfer (i) 14% ownership interest in iDisplay to Corsair upon the first anniversary of the Closing and (ii) an additional 15% of ownership interest in iDisplay to Corsair upon the second anniversary of the Closing. Both put and call options expire on January 1, 2025. The exercise price of the put option and the call option is based on multiples of iDisplay’s trailing twelve-month earnings before interest, income tax, depreciation and amortization (“TTM EBITDA”) less any debt. The 29% noncontrolling interests entitled to the put option is considered a redeemable noncontrolling interests. See Note 2, Summary of Significant Accounting Policies – Noncontrolling Interests and Note 16, Redeemable Noncontrolling Interests for more information regarding the redeemable noncontrolling interests.

The fair value of the 49% noncontrolling interests was estimated to be $29.6 million. The control premium assigned to Corsair’s 51% controlling financial interest was 15%, which resulted in an implied minority discount of 13%. The control premium was based on an analysis considering similar market transactions involving control premiums, as well as factors specific to iDisplay, including its significant customer concentration.

Preliminary purchase price allocation

As of March 31, 2022, the purchase price allocation is still preliminary and based upon estimates and assumptions that are subject to change within the measurement period as additional information for the estimates is obtained, and its finalization may result in changes to preliminary estimate of identified intangible assets and goodwill.

The following table presents the estimated fair value of the assets acquired and liabilities as of the Closing Date (in thousands):

Preliminary Allocation

Cash	$2,330
Accounts receivable	3,382
Inventories	2,765
Prepaid and other assets	424
Operating lease right-of-use asset	360
Property and equipment	277
Identifiable intangible assets	35,300
Goodwill	31,970
Total assets acquired	76,808
Accounts payable	(5,106)
Deferred tax liabilities	(4,637)
Accrued liabilities	(731)
Operating lease liabilities	(360)
Total liabilities assumed	(10,834)
Net assets acquired	65,974
Noncontrolling interests	(29,606)
Fair value of consideration transferred	$36,368

Purchase consideration:
Cash	$21,864
Corsair common stock	14,504
Fair value of consideration transferred	$36,368

The fair value of certain working capital related items, including accounts receivable, prepaid and other assets, accounts payable and accrued liabilities, as well as the fair value of property and equipment approximated their book values at the date of the iDisplay Acquisition. The fair value of the inventories was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded by iDisplay on the acquisition date was $0.3 million, which was recognized in cost of revenue in the consolidated statements of operations upon the sale of the acquired inventory.

The excess of the purchase consideration over the fair value of the identifiable intangible assets and the net tangible assets and liabilities acquired has currently been estimated to be $32.0 million, of which $28.5 million and $3.5 million are assigned to our gamer and creator peripherals reporting unit and gaming component and systems reporting unit, respectively. We believe goodwill represents the strengthening of our supply chain with display-based touch-screen technologies into our products for creators, gamers and streamers, and the ability to design and generate new technologies to enhance the features of our products.

The identifiable intangible assets are deductible for tax purposes and a $4.6 million deferred tax liability has been estimated at the date of acquisition for the difference between the book and tax bases of these assets. The goodwill is not deductible for tax purposes.

Valuation of identified intangible assets

The following table summarizes the valuation of the identifiable intangible assets acquired in the iDisplay Acquisition and the estimate of their respective useful lives as of Closing Date:

	Preliminary Valuation	Useful Life
	(In thousands)	(In years)

Patent portfolio	$5,200	6
Supplier relationships	6,700	6
Developed technology	23,400	6
Total identifiable intangible assets	$35,300

The fair value of patent portfolio was estimated using the relief from royalty approach and the economic useful life was determined based on the average product life cycle of the products manufactured by iDisplay. The supplier relationships intangible asset represents the value assigned to the relationship iDisplay had established over the years with a broad network of suppliers and OEMs that have been crucial to the quality and magnitude of iDisplay manufacturing capability. The fair value of supplier relationships was estimated using the multi-period excess earnings approach and the economic useful life was determined to be aligned with the estimated useful life of the developed technology acquired from iDisplay. The developed technology intangible asset represents unpatented propriety technologies, such as hardware designs and architectures and process technologies used in the on-going research and design of the products manufactured by iDisplay. The fair value of developed technology was estimated using the income approach and the economic useful life was based on the technology cycle of the products manufactured, as well as the cash flows anticipated over the forecasted periods. The valuations of the intangible assets were calculated with the assistance of a third-party valuation firm. The fair values of these intangibles were valued based on long-term cash flow projections, which we consider to be Level 3 inputs.

These intangibles are being amortized over their estimated useful lives using the straight-line method of amortization, which reflects the pattern in which the economic benefits of the intangible asset are consumed. Amortization of patent portfolio and supplier relationships is included in cost of revenue and amortization of developed technology is included in product development expense in our condensed consolidated statements of operations.

Acquisition-related costs

We incurred acquisition-related costs of approximately $0.5 million for the three months ended March 31, 2022, and $0.6 million for the year ended December 31, 2021. These costs are recorded in sales, general and administrative expenses in the consolidated statement of operations.

Unaudited Pro-forma Financial Information

Pro forma financial information is not included because the effects of the acquisition are not material to our consolidated statements of operations for 2021.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2021	$145,310	$171,744	$317,054
Addition from iDisplay Acquisition	3,485	28,485	31,970
Effect of foreign currency exchange rates	(22)	(578)	(600)
Balance as of March 31, 2022	$148,773	$199,651	$348,424

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$55,486	$17,414	$38,072	$32,086	$14,922	$17,164
Trade name	30,454	5,429	25,025	30,665	4,942	25,723
Customer relationships	218,560	100,413	118,147	218,566	94,910	123,656
Patent portfolio	35,799	9,163	26,636	31,481	8,196	23,285
Non-competition agreements	2,521	2,319	202	2,521	2,193	328
Supplier relationships	6,476	270	6,206	—	—	—
Total finite-life intangibles	349,296	135,008	214,288	315,319	125,163	190,156
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	123	—	123	123	—	123
Total intangible assets	$384,849	$135,008	$249,841	$350,872	$125,163	$225,709

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

The estimated future amortization expense of intangible assets as of March 31, 2022 is as follows (in thousands):

Amounts

Remainder of 2022	$30,032
2023	38,530
2024	37,080
2025	36,777
2026	33,405
Thereafter	38,464
Total	$214,288

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

Cash and Restricted Cash

	March 31, 2022	December 31, 2021

Cash	$29,049	$62,415
Restricted cash—short term	2,705	2,734
Restricted cash—noncurrent	231	231
Total cash and restricted cash	$31,985	$65,380

Accounts Receivable, Net

	March 31, 2022	December 31, 2021

Accounts receivable	$237,001	$291,816
Allowance for doubtful accounts	(529)	(529)
Accounts receivable, net	$236,472	$291,287

As of March 31, 2022, and December 31, 2021, two customers each represented 10% or more of our consolidated accounts receivable, net.

Inventories

	March 31, 2022	December 31, 2021

Raw materials	$78,467	$62,110
Work in progress	8,095	4,931
Finished goods	213,861	231,274
Inventories	$300,423	$298,315

Property and Equipment, Net

	March 31, 2022	December 31, 2021

Manufacturing equipment	$27,938	$26,094
Computer equipment, software and office equipment	9,642	9,407
Furniture and fixtures	4,949	5,154
Leasehold improvements	7,802	4,709
Total property and equipment	$50,331	$45,364
Less: Accumulated depreciation and amortization	(30,724)	(28,545)
Property and equipment, net	$19,607	$16,819

Other Assets

	March 31, 2022	December 31, 2021

Right-of-use assets	$48,620	$51,387
Deferred tax asset	16,055	12,737
Other	10,121	7,684
Other assets	$74,796	$71,808

Other Liabilities and Accrued Expenses

	March 31, 2022	December 31, 2021

Accrued reserves for customer incentive programs	$60,042	$66,733
Accrued reserves for sales return	33,285	37,166
Accrued payroll and related expense	10,480	20,526
Accrued freight expenses	13,652	18,296
Operating lease liabilities, current	8,756	9,457
Income tax payable	8,233	6,316
Contract liabilities	4,716	6,663
Other	37,392	40,717
Other liabilities and accrued expenses	$176,556	$205,874

Other Liabilities, Noncurrent

	March 31, 2022	December 31, 2021

Operating lease liabilities, noncurrent	$49,206	$51,153
Other	2,970	2,718
Other liabilities, noncurrent	$52,176	$53,871

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the purchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. In connection with such nonmonetary transactions with our manufacturers, as of March 31, 2022, we recognized $6.2 million prepaid inventory and $6.7 million accrued liabilities and as of December 31, 2021, we recognized $5.0 million prepaid inventory and $5.4 million accrued liabilities in the condensed consolidated balance sheet.

Because the transactions are nonmonetary, they have not been included in the condensed consolidated statements of cash flows pursuant to ASC 230, Statement of Cash Flows.

8. Debt

Our debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Term Loan (variable rate) due September 2026	$247,500	$248,750
Debt discount and issuance cost, net of amortization	(1,037)	(1,099)
Total debt	246,463	247,651
Less: debt maturing within one year	4,754	4,753
Long-term debt	$241,709	$242,898

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

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. In the three months ended March 31, 2021, with the excess cash on hand, we made voluntary prepayment of $28 million, and accordingly we recorded losses on extinguishment of debt of $0.4 million. The First Lien Term Loan was subsequently fully prepaid with the proceeds from the Term Loan (defined below) on September 3, 2021, and as a result, all obligations and covenants thereunder were terminated.

The effective interest rate inclusive of the debt discount and debt issuance costs for the First Lien, was approximately 6.45%  for the three months ended March 31, 2021.

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

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). The Credit Agreement also includes events of default customary for facilities of this nature and upon the occurrence of such events of default, among other things, all outstanding amounts under the Credit Agreement may be accelerated and/or the lenders’ commitments terminated. In addition, upon the occurrence of certain events of default, the interest on the Term loan and Revolving Facility can be increased by 2.0%. As of March 31, 2022, we were not in default under the Credit Agreement.

As of March 31, 2022 and December 31, 2021, we had no outstanding balance under the Revolving Facility.

The carrying value of our Term Loan was $246.5 million and $247.7 million as of March 31, 2022 and December 31, 2021, respectively. The estimated fair value of the Term Loan as of March 31, 2022, which we have classified as a Level 2 financial instrument, was approximately $255.5 million.

The effective interest rate inclusive of the debt discount and debt issuance costs was approximately 1.49% for the three months ended March 31, 2022.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021

First Lien Guaranty Agreement:
Contractual interest expense for term loan	$—	$3,882
Amortization of debt discount and issuance cost	—	537
Loss on debt extinguishment	—	439
Credit Agreement:
Contractual interest expense for term loan	865	—
Contractual interest expense for revolving facility	274	—
Amortization of debt discount and issuance cost	86	—
Other	54	88
Total interest expense recognized	$1,279	$4,946

The estimated future principal payments under our total long-term debt as of March 31, 2022 are as follows (in thousands):

Amounts

Remainder of 2022	$3,750
2023	6,875
2024	12,500
2025	12,500
2026	211,875
Thereafter	—
Total debt	$247,500

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Beginning of the period	$5,655	$5,865
Warranty provision related to products shipped	1,298	1,873
Deductions for warranty claims processed	(1,561)	(1,737)
End of period	$5,392	$6,001

Unconditional Purchase Obligations

Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (“ERP”) system and the related support services as well as marketing sponsorship. Long-term non-cancelable purchase commitment as of March 31, 2022 were as follows (in thousands):

Amounts

Remainder of 2022	$1,668
2023	2,659
2024	1,793
2025	316
2026	—
Thereafter	—
Total	$6,436

Our total long term non-cancelable purchase commitments outstanding as of December 31, 2021 were $7.1 million.

Letters of Credit

The total letters of credit outstanding, in aggregate, was $0.5 million as of March 31, 2022 and December 31, 2021. No amounts have been drawn upon the letters of credit for all periods presented.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a character normally incident to the ordinary course of business. Litigation can be expensive and disruptive to normal business operations, and the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred and we record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, we believe there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position, or the outcome of these matters is currently not determinable. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our operations or financial position, liquidity of results of operations.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms with respect to certain transactions. We have entered into indemnification agreements with directors and certain officers and employees that will require Corsair, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon Corsair to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, statements of operations, or statements of cash flows. We currently have directors’ and officers’ insurance.

10. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of March 31, 2022 and December 31, 2021.

11. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2022, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$285	$181
Sales, general and administrative	4,152	2,572
Product development	710	323
Stock-based compensation expense, net of amounts capitalized (1)	5,147	3,076
Income tax benefits related to stock-based compensation expense	$311	$919

(1)	Total stock-based compensation expense capitalized in inventory and as cloud computing arrangement (“CCA”) implementation costs were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	March 31, 2022
	Unrecognized Expense	Remaining weighted average period (In years)

Stock Options	$30,496	2.6
RSUs	29,714	3.4
ESPP	356	0.3
Total unrecognized stock-based compensation expense	$60,566

The total intrinsic value of options exercised was $1.5 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively. The total fair value of RSUs vested was $2.5 million for the three months ended March 31, 2022, there were no RSUs vested for the three months ended March 31, 2021.

12. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021

Numerator
Net income (loss)	$(3,280)	$46,723
Less: Net loss attributable to noncontrolling interests	(407)	—
Net income (loss) attributable to Corsair Gaming, Inc.	(2,873)	46,723
Change in redemption value of redeemable noncontrolling interests	(2,261)	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(5,134)	$46,723
Denominator
Basic weighted-average shares outstanding	95,275	91,951
Effect of dilutive securities (1)	—	8,260
Total diluted weighted-average shares outstanding	95,275	100,211

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.
Basic	$(0.05)	$0.51
Diluted	$(0.05)	$0.47

Anti-dilutive potential common shares (1)	10,383	369

(1)	Potential common share equivalents were not included in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

13. Income Taxes

The table below presents our income (loss) before income taxes, income tax benefit (expense) and effective income tax rates for all periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021

Income (loss) before income taxes	$(4,263)	$59,918
Income tax benefit (expense)	983	(13,195)
Effective tax rate	23.1%	22.0%

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

Our effective tax rates were 23.1% and 22.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was higher in the three months ended March 31, 2022, as compared to the same period last year primarily due to a reduction of foreign tax credit upon adopting the new rules under the 2021 Final Regulations released by Treasury and IRS in December 2021 finalizing certain regulations regarding foreign tax credit and an increase of the deduction limitation over $1 million on our named executive officers’ stock-based compensation expense.

Unrecognized tax benefits were $3.8 million as of March 31, 2022 and December 31, 2021, and if recognized, would favorably affect the effective income tax rate in future periods.

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

The table below summarizes the financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2022	2021

Net revenue
Gamer and Creator Peripherals	$134,148	$175,912
Gaming Components and Systems	246,543	353,502
Total net revenue	$380,691	$529,414
Gross Profit
Gamer and Creator Peripherals	$43,057	$68,866
Gaming Components and Systems	47,699	91,462
Total gross profit	$90,756	$160,328

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2022	2021

Net revenue
Americas	$192,824	$226,388
Europe and Middle East	122,198	225,494
Asia Pacific	65,669	77,532
Total net revenue	$380,691	$529,414

Revenues from sales to customers in the United States represented 43.6% and 36.2% for the three months ended March 31, 2022 and 2021, respectively. No other countries besides the United States represented 10% or more of total net revenue for each of the periods presented.

One customer represented at least 10% of total net revenue for each of the periods presented.

15. Redeemable Noncontrolling Interests

Under the Shareholders Agreement between Corsair and the iDisplay Seller a put option was provided to the iDisplay Seller to transfer to Corsair (i) 14% of their ownership interest in iDisplay upon the first anniversary of the Closing Date of the iDisplay

Acquisition, and (ii) an additional 15% of their ownership interest in iDisplay upon the second anniversary of the Closing Date. The put option will expire after January 1, 2025. The exercise price of the put option is based on multiples of iDisplay’s historical TTM EBITDA less any debt. The put option makes this portion of the noncontrolling interests redeemable and therefore, the redeemable noncontrolling interests are classified as temporary equity on our condensed consolidated balance sheet.

As of the Closing Date of the iDisplay Acquisition, the fair value of the total 49% noncontrolling interests in iDisplay has been estimated to be $29.6 million, of which $17.5 million is attributable to the 29% redeemable noncontrolling interests and classified within temporary equity and $12.1 million is attributable to the 20% noncontrolling interests classified within permanent equity on our condensed consolidated balance sheets.

As of March 31, 2022, based on the formula for determining the value of the iDisplay Seller’s put option and including amounts for dividends not currently declared, but for which have been accrued based on the Shareholders Agreement, the redemption value of the redeemable noncontrolling interests was estimated to be $2.3 million higher than the value that is determined without the effect of the iDisplay Seller’s put option and dividends. As a result, we recorded a $2.3 million increase in the value of the redeemable noncontrolling interest as of March 31, 2022, with offset to retained earnings, and this also increased the net loss used in the calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc. for the three months ended March 31, 2022.

The following table presents the changes in redeemable noncontrolling interests for the period presented (in thousands):

Three Months Ended March 31, 2022

Balance at beginning of period	$—
Redeemable noncontrolling interests in iDisplay estimated at fair value at Closing Date	17,522
Net loss attributable to redeemable noncontrolling interests	(241)
Other comprehensive loss attributable to redeemable noncontrolling interests	(118)
Change in redemption value of redeemable noncontrolling interests	2,261
Balance at end of period	$19,424

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

Overview

We are a leading global provider and innovator of high-performance gear for gamers, streamers and content creators, many of which build their own PCs using our components. Our industry-leading gaming gear helps digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming gear enables streamers and content creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. Our solution is the most complete suite of gear that addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato streaming suite for steamers and content creators, including our Stream Deck control software, which provide unified, intuitive performance, and aesthetic control and customization across their respective product families. We also offer digital services to enhance customer experience by integrating esports, coaching, stream deck marketplace, customer care and extended warranty.

We group our products into two categories (operating segments):

•

Gamer and creator peripherals.  Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories, and EpocCam software, as well as coaching and training services, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs, and gaming monitor, among others.

Our gear is sold to end users worldwide through either our retail channel or our direct-to-consumer channel. In our retail channel, we distribute our gear either directly to the retailer, such as Amazon and Best Buy, or through key distributors. While we historically have sold a small percentage of our gear directly to consumers through our website, following the SCUF Acquisition and the Origin Acquisition in 2019, the volume of direct-to-consumer sales has increased as both of these companies primarily generated sales through direct-to-consumer channels. We expect net revenue from our direct-to-consumer channel to continue to increase as a percentage of total net revenue in future periods.

In the last two years, we have entered into three large new markets: microphones and cameras for content creators and gaming monitors for both gamers and content creators. We continue to optimize the value of existing products and to introduce new products to the market driving growth. Over the longer term, we believe we will be able to continue to grow in new markets as well as the markets that we participate in through innovation and leading technologies and entry into new categories via organic growth or acquisition. Since 2018, we have completed eight acquisitions, including our acquisition of 51% of the share capital of iDisplay, a leader in electronic development and design specializing in display technology, in January 2022. The iDisplay acquisition will allow us to direct the development and integration of iDisplay’s display-based touch-screen technologies into our products for creators, gamers and streamers. iDisplay’s results of operations are fully consolidated with Corsair with effect from January 1, 2022.

Our net revenue was $380.7 million and $529.4 million for the three months ended March 31, 2022 and 2021, respectively. We had net loss of $3.3 million and net income of $46.7 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used by operating activities was $2.6 million and net cash provided by operating activities was $27.8 million for the three months ended March 31, 2022 and 2021, respectively. We continue to experience a shift in net revenue towards a more significant mix of our higher margin gamer and creator peripherals segment, which represented 35.2% and 33.2% of total net revenue for the three months ended March 31, 2022 and 2021, respectively. As our product portfolio continues to expand, our go-to-market model has also been evolving with an increased mix of direct-to-consumer sales representing 12.5% and 10.6% of total net revenue for the three months ended March 31, 2022 and 2021, respectively.

Our revenue for the three months ended March 31, 2022 was negatively impacted by a short-term slowdown in consumer spending in Europe, and the recent higher than expected inflationary pressure also put a curb on worldwide consumer spending. In addition, our management believes the revenue for the prior year three-month period ended March 31, 2021 reflected strong consumption driven in part by stimulus payments distributed by the United States federal government to its taxpayers and pent-up demand from prior product shortages. For fiscal 2022, we anticipate that a degree of component shortages, manufacturing disruptions and logistics challenges will continue to negatively impact our net revenues and profit margins. We also will closely monitor the unfolding events due to the Russian-Ukraine war and its regional and global ramifications. While the situation is still evolving and the outcomes remain highly uncertain, these events have, and may continue to have an unfavorable impact on our business, results of operations, cash flows and financial position. As of March 31, 2022, the Russia-Ukraine war did not result in any impairment of our assets.

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

Impact of Industry Trends. Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•

Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming gear. Gaming continues to become increasingly social and streaming viewership more widely adopted along with increasing numbers of content creators. We believe this trend will continue and we are well positioned to serve the streaming market with best-in-class tools for content creation.

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

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers (including eRetailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with eRetailer Amazon accounting for 30.4% and 24.6% of our net revenue for the three months ended March 31, 2022 and 2021, respectively, and sales to our ten largest customers accounting for approximately 52.5% and 49.3% of our net revenue for the three months ended March 31, 2022 and 2021, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design that helps eRetailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. Since 2021, we had several product introductions that had a favorable impact on our net revenue and operating results, such as the introduction of our new K65 mini RGB keyboard and Elgato’s new accessories including our new Facecam, Corsair DDR5 memory and new high-performance gaming controllers including SCUF Reflex, Reflex Pro and Reflex FPS, among others. However, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new gear over those of our competitors.

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

Impact of COVID-19. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020, we have experienced an increase in demand for our gear as more people were under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has resulted in shelter-in-place and other similar restrictions being eased, starting in the second half of 2021. Such easing of restrictions has resulted in consumers returning to other alternative forms of entertainment and interaction. This in turn has resulted in a decline in demand for our products since the second half of 2021. The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the severity, duration and spread of the outbreak,  how quickly and to what extent normal economic and operating conditions can resume, and the actions to contain the virus and prevent any reoccurrence. For example, China's zero-COVID policy has negative implications for global supply chains generally; factory shutdowns and transport backlogs may result in inventory shortfalls for our products, which could negatively impact our sales. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

We continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business and we have implemented various measures to attempt to mitigate the disruptive logistics impact to our business, specifically around managing inventory stocking levels at our distribution hubs and determining the mode of shipment used to deploy our gear to the customers, and we are also ready to implement adjustments to our expenses and cash flow in the event of declines in revenues.

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

We expect our total sales, general and administrative expenses to increase in absolute dollars as we continue to actively promote and distribute a higher volume of our products and also due to the anticipated growth of our business and related infrastructure, including increases in legal, accounting, insurance, compliance, investor relations and other consulting costs.

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

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests represents the share of the net income (loss) of iDisplay attributable to the 49% ownership interest of iDisplay not acquired by Corsair.

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended March 31,
	2022	2021

Net revenue	$380,691	$529,414
Cost of revenue	289,935	369,086
Gross profit	90,756	160,328
Operating expenses:
Sales, general and administrative	76,131	77,853
Product development	17,110	15,186
Total operating expenses	93,241	93,039
Operating income (loss)	(2,485)	67,289
Other (expense) income:
Interest expense	(1,279)	(4,946)
Other expense, net	(499)	(2,425)
Total other expense, net	(1,778)	(7,371)
Income (loss) before income taxes	(4,263)	59,918
Income tax benefit (expense)	983	(13,195)
Net income (loss)	(3,280)	46,723
Less: Net loss attributable to noncontrolling interests	(407)	—
Net income (loss) attributable to Corsair Gaming, Inc.	$(2,873)	$46,723

	Three Months Ended March 31,
	2022	2021

Net revenue	100.0%	100.0%
Cost of revenue	76.2	69.7
Gross profit	23.8	30.3
Operating expenses:
Sales, general and administrative	20.0	14.7
Product development	4.5	3.0
Total operating expenses	24.5	17.7
Operating income (loss)	(0.7)	12.6
Other (expense) income:
Interest expense	(0.3)	(0.9)
Other expense, net	(0.1)	(0.5)
Total other expense, net	(0.4)	(1.4)
Income (loss) before income taxes	(1.1)	11.2
Income tax benefit (expense)	0.3	(2.5)
Net income (loss)	(0.8)	8.7
Less: Net loss attributable to noncontrolling interests	(0.1)	—
Net income (loss) attributable to Corsair Gaming, Inc.	(0.7)%	8.7%

Components of Results of Operations

Net Revenue

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net revenue	$380,691	$529,414

Net revenue decreased $148.7 million, or 28.1%, for the three months ended March 31, 2022 as compared to the same period last year. The decrease was due to a 23.7% decrease in sales for our gamer and creator peripherals segment and a 30.3% decrease in sales for our gaming components and systems segment. We believe the decrease in sales in both segments was primarily due to consumer consumption in Europe being negatively impacted by the Russia-Ukraine war, coupled with lower consumer discretionary spending due to inflationary pressures world-wide, as well as a slow-down in demand compared to the same period last year as a result of the easing of the COVID-19 shelter-in-place restrictions, starting in the second half of 2021, resulting in the reopening of most outside entertainment.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Gross profit	$90,756	$160,328
Gross margin	23.8%	30.3%

Gross margin decreased to 23.8% for the three months ended March 31, 2022 from 30.3% for the same period last year. The decrease was due to increased freight costs largely driven by global shipping and logistics challenges caused by the COVID-19 pandemic, increased promotional activity, lower absorption of fixed costs as a result of the lower sales volume, as well as increased amortization of intangible assets from the iDisplay Acquisition.

Sales, General and Administrative (SG&A)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Sales, general and administrative	$76,131	$77,853

SG&A expenses decreased $1.7 million, or 2.2%, for the three months ended March 31, 2022 as compared to the same period last year. The decrease was primarily due to a $2.4 million decrease in personnel-related costs with lower bonus expense, offset partially by increased marketing and advertising expense.

Product Development

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Product development	$17,110	$15,186

Product development expenses increased $1.9 million, or 12.7%, for the three months ended March 31, 2022 as compared to the same period last year. The increase was primarily due to a $1.1 million increase in amortization of intangible assets acquired in the iDisplay Acquisition and a $0.6 million increase in personnel-related expense.

Interest Expense and Other (Expense) Income, Net

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Interest expense	$(1,279)	$(4,946)
Other (expense) income, net	(499)	(2,425)

Interest expense decreased $3.7 million, or 74.1%, for the three months ended March 31, 2022 as compared to the same period last year. The decrease in interest expense was primarily due to lower principal balance on our Term Loan executed in September 2021 which replaced our First Lien Term Loan and lower interest rate compared to the same period last year.

Other (expense) income, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Income (loss) before income taxes	$(4,263)	$59,918
Income tax benefit (expense)	983	(13,195)
Effective tax rate	23.1%	22.0%

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

Our effective tax rates were 23.1% and 22.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was higher in the three months ended March 31, 2022, as compared to the same period last year primarily due to a reduction of foreign tax credit upon adopting the new rules under the 2021 Final Regulations released by Treasury and IRS in December 2021 finalizing certain regulations regarding foreign tax credit and an increase of the deduction limitation over $1 million on our named executive officers’ stock-based compensation expense.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	2022		2021

Gamer and Creator Peripherals Segment	$134,148	35.2%	$175,912	33.2%
Gaming Components and Systems Segment
Memory Products	132,154	34.7	161,864	30.6
Other Component Products	114,389	30.0	191,638	36.2
	246,543	64.8	353,502	66.8
Total Net Revenue	$380,691	100.0%	$529,414	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment decreased $41.8 million, or 23.7%, for the three months ended March 31, 2022 as compared to the same period last year, due to decreased sales across most products in this segment. The decrease in sales was driven primarily by the decline in consumer demand in Europe due to the war between Russian and Ukraine as well as the inflationary economic pressures. The decrease in sales was also due to the easing of the COVID-19 shelter-in-place restriction, starting in the second half of 2021, resulting in the reopening of most outside entertainment.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment decreased $107.0 million, or 30.3%, for the three months ended March 31, 2022 as compared to the same period last year, due to decreased sales across most products in this segment. The decrease was primarily driven primarily by the decline in consumer demand in Europe due to the war between Russian and Ukraine as well as the inflationary economic pressures. The decrease in sales was also attributable to the shortage of reasonably priced GPUs which curtailed the demand for new PC builds and its components, as well as supply and logistics constraints caused by the COVID-19 pandemic.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended March 31,
	2022		2021

Gamer and Creator Peripherals Segment	$43,057	32.1%	$68,866	39.1%
Gaming Components and Systems Segment
Memory Products	21,065	15.9	33,923	21.0
Other Component Products	26,634	23.3	57,539	30.0
	47,699	19.3	91,462	25.9
Total Gross Profit	$90,756	23.8%	$160,328	30.3%

Gamer and Creator Peripherals Segment

The gross profit of the gamer and creator peripherals segment decreased in the three months ended March 31, 2022 by $25.8 million, or 37.5%, as compared to the same period last year. The 7.0% decrease in gross margin in the three-month period, compared to the same period last year, was driven primarily by increased logistics costs, largely due to the COVID-19 pandemic, increased promotional activity, as well as increased amortization of intangible assets from the iDisplay Acquisition.

Gaming Components and Systems Segment

The gross profit of the gaming components and systems segment decreased in the three months ended March 31, 2022 by $43.8 million, or 47.8%, as compared to the same period last year. The 6.6% decrease in gross margin in the three-month period, compared to the same period last year, was driven primarily by increased logistics costs, largely due to the COVID-19 pandemic, increased promotional activity, downward pressure on pricing for our memory products, and lower absorption of fixed costs as a result of the lower sales volume.

Liquidity and Capital Resources

Our principal sources of liquidity have been the payments received from customers purchasing our products and the borrowings under our Credit Agreement (defined below). Our principal uses of cash generally will include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, continued investments in businesses and technology, and selective mergers and acquisitions.

As of March 31, 2022, we had cash and restricted cash, in aggregate of $32.0 million, including $16.7 million held by our foreign subsidiaries. Amounts held outside of the United States are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the United States generally will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at March 31, 2022, supplemented with the borrowings under our Revolving Credit Facility will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021

Net cash provided by (used in):
Operating activities	$(6,106)	$27,768
Investing activities	(23,899)	(8,073)
Financing activities	(1,906)	(27,815)

Cash Flows from Operating Activities

Net cash used by operating activities for the three months ended March 31, 2022 was $6.1 million and consisted of net loss of $3.3 million and $17.3 million net cash outflow from changes in our net operating assets and liabilities, partially offset by non-cash adjustments of $14.5 million. The net cash outflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to lower accrual for sales returns and customer incentives and bonus expense, as well as an increase in prepaid and other assets. The net cash outflows were partially offset by a decrease in accounts receivable. The non-cash adjustments consisted primarily of amortization of intangibles, depreciation and stock-based compensation expense, which were partially offset by changes in deferred tax assets.

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

Cash Flows from Investing Activities

Cash used in investing activities was $23.9 million for the three months ended March 31, 2022 and consisted of $19.5 million for the iDisplay Acquisition (net of cash acquired) and $4.4 million for the purchase of capital equipment and software.

Cash used in investing activities was $8.1 million for the three months ended March 31, 2021 and consisted of $4.4 million for the payment of deferred and contingent consideration related to Origin acquisition, $2.0 million for the purchase of capital equipment and software, and $1.7 million for the acquisition of an immaterial business.

Cash Flows from Financing Activities

Cash used in financing activities was $1.9 million for the three months ended March 31, 2022 and consisted primarily of $1.3 million repayment of debt and $0.9 million payment of taxes related to net share settlement of equity awards, partially offset by $0.5 million proceeds received from the issuance of shares through the employee equity incentive plans. During the three months ended March 31, 2022, we also borrowed $293.0 million from our revolving credit facility to fund our operations and the full amount was repaid within the same quarter.

Cash used in financing activities was $27.8 million for the three months ended March 31, 2021 and consisted of $28.0 million repayment of debt and was partially offset by $0.2 million proceeds received from the exercise of employee stock options.

Capital Resources

Credit Agreement (Term Loan and Revolving Credit Facility)

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (“Credit Agreement”). The new Credit Agreement provides for a total commitment of $350 million, consisting of a $100 million revolving credit facility (“Revolving Credit Facility”) and a $250 million term loan facility (“Term Loan”). The net proceeds from borrowings under the Term Loan of $248.5 million (net of $1.5 million of debt discount) were used to repay all amounts outstanding under the First Lien Term Loan on September 3, 2021.

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

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). The Credit Agreement also includes events of default customary for facilities of this nature and upon the occurrence of such events of default, among other things, all outstanding amounts under the Credit Agreement may be accelerated and/or the lenders’ commitments terminated. In addition, upon the occurrence of certain events of default, the interest on the Term loan and Revolving Credit Facility can increase by 2.0%. As of March 31, 2022, we were not in default under the Credit Agreement. As of March 31, 2022, total principal outstanding of the Term Loan was $247.5 million and the available and uncommitted capacity under the Revolving Credit Facility was $99.5 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash and other obligations as of March 31, 2022 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$285,244	$12,650	$40,675	$231,919	$—
Inventory-related purchase obligations (2)	167,513	167,513	—	—	—
Operating lease obligations (3)	70,234	10,053	20,356	11,855	27,970
Other purchase obligations (4)	35,469	31,745	3,664	60	—
Contingent consideration in connection with a business acquisition	958	958	—	—	—
Total	$559,418	$222,919	$64,695	$243,834	$27,970

(1)

Amounts represent the principal cash payments as of March 31, 2022 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8 “Debt” to our consolidated financial statements for more information.

(2)	Amounts represent an estimate of purchase obligations related to inventory.
(3)	Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)	Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of March 31, 2022, we had $2.4 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

Critical Accounting Polices and Estimates

A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe to be applicable and we evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results may differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition.

Other than the new items discussed in Note 2 of our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to the critical accounting policies and estimates described in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2022, we had cash and restricted cash of $32.0 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of March 31, 2022, under the Credit Agreement, we had $247.5 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily LIBOR. Refer to Note 8 “Debt - Credit Agreement” for additional information on the Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of March 31, 2022, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $2.5 million.

Foreign Currency Risk

Approximately 16.9% of our net revenue for the three months ended March 31, 2022 was denominated in foreign currencies, primarily Euro and British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to three months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $48.0 million and $48.6 million as of March 31, 2022 and December 31, 2021, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

The impact of changes in foreign currency rates, including the gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(0.6) million and $(3.8) million for the three months ended March 31, 2022 and 2021, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $0.6 million in our consolidated financial statements for the three months ended March 31, 2022.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or the SEC, before making investment decisions regarding our common stock.

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

•	Total unit shipments of our gear tend to be higher during the third and fourth quarters of the year. As a result, our sales are subject to seasonal fluctuations, which may seriously harm our business.
•	The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.
•	The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
•	We are controlled by a single stockholder, whose interest in our business may be different than yours.
•

We are a “controlled company” within the meaning of the Nasdaq Global Select Market, rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Risk Factors

Our business involves significant risks, some of which are described below. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q such as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. In such event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise indicated, references to our business being seriously harmed in these risk factors and elsewhere will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects.

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

We believe that the success of our gear depends to a significant degree on our ability to identify new features or category opportunities, anticipate technological developments and market trends and distinguish our gear from those of our competitors. In order to further grow our business, we also will need to quickly develop, manufacture and ship innovative and reliable new gear and enhancements to our existing gear in a cost-effective and timely manner to take advantage of developments in enabling technologies and the introduction of new computer hardware, such as new generations of GPUs and CPUs, and computer games, all of which drive demand for our gear. Further, our growth depends in part on our ability to introduce and successfully market new gear and categories of gear. For example, in the last 18 months, we entered into three large new markets, namely the microphones and cameras markets for content creators and the gaming monitors market for both gamers and content creators, and in the future, we intend to introduce other gear designed to appeal to these markets. To the extent we do so, we will likely encounter competition from large, well-known consumer electronics and peripherals companies. Some of these companies have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. We cannot predict whether we will be successful in developing or marketing new gear and categories of gear and, if we fail to do so, our business may be seriously harmed.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals, particularly our marketing personnel, sales force, electrical engineers, mechanical engineers and computer professionals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow, or our business may contract and we may lose market share. Moreover, certain of our competitors or other technology businesses may seek to hire our employees. There can be no assurance that our stock-based and other compensation will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our common stock does not increase or declines. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed. Further, we also face significant competition for employees, particularly in the San Francisco Bay Area where our headquarters are located, and as a result, skilled employees in this competitive geographic location can often command higher compensation and may be difficult to hire. In addition, Russia’s invasion of Ukraine, poor relations between the United States and Russia, and sanctions by the United States and the European Union against Russia could have an adverse impact on our research and development efforts as we outsource significant research and development activities to companies in Ukraine.

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

•

the war between Russia and the Ukraine resulting in shipments of resources from these countries being delayed, or even ceasing, which could cause the GPU shortage to last longer as the production of GPUs requires resources that come from these countries such as highly purified neon gas and palladium, of which Ukraine and Russia, respectively, are the world’s leading exporters;

•	potential changes in trade relations or the implementation of export sanctions, in particular any sanctions between the United States and China;
•	unexpected changes in laws, including tax and trade laws, and regulatory requirements;
•	delays or problems in our introduction of new gear;
•	delays or problems in the shipment or delivery of gear to customers;
•	changes in freight costs;
•	changes in purchasing patterns by the distributors and retailers to which we sell our gear;
•	seasonal electronics product purchasing patterns by our retail and distributor customers, as well as the gamers and streamers that purchase their gear directly from us;
•	competitive pressures resulting in, among other things, lower selling prices or loss of market share; and
•	cost and adverse outcomes of litigation, governmental proceedings or any proceedings to protect our brand or other intellectual property.

General economic conditions. Our business may be materially adversely affected by factors relating to global, national and regional economies, including:

•	uncertainty in economic conditions, either globally or in specific countries or regions;
•	fluctuations in currency exchange rates;
•	outbreaks of pandemics, such as the novel coronavirus;
•

the impact of political instability, natural disasters, war and/or events of terrorism, such as the war between Russia and Ukraine, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;

•

macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending such as may result from the COVID-19 coronavirus outbreak, increased interest rates or increased inflation;

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

Other negative effects on our business resulting from adverse economic conditions worldwide may include:

•	higher costs for promotions, customer incentive programs and other initiatives used to stimulate demand;
•	constraints on consumer spending caused by higher inflation, leading to weaker consumer demand for our products;
•	increased risk of excess and obsolete inventories, which may require write-downs or impairment charges;
•	financial distress or bankruptcy of key suppliers or third-party manufacturers, resulting in insufficient product quantities to meet demand or increases in the cost of producing our gear; and
•	financial distress or bankruptcy of key distributors, resellers or retailers.

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

We use DRAM ICs produced by Samsung, Micron and Hynix in our DRAM modules. We purchase those DRAM ICs, pursuant to purchase orders and not long-term supply contracts, largely from third-party distributors and, to a lesser extent, directly from those manufacturers. According to the most recent external market share data for the year ended December 31, 2021, Samsung, a manufacturer of DRAM ICs, had an approximately 43% share of the worldwide DRAM IC market, compared to approximately 28% for Hynix and approximately 23% for Micron in each case for the same period. However, should supply from any of these vendors be limited, there can be no assurance that we would be able to meet our needs by purchasing DRAM ICs produced by other manufacturers or from agents and distributors. Further, there are a limited number of companies capable of producing the high-speed DRAM ICs required for our high-performance DRAM modules, and any inability to procure the requisite quantities and quality of DRAM ICs could reduce our production of DRAM modules and could seriously harm our business.

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

Since early 2020, we have experienced an increase in demand for our gear as more people were under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has resulted in shelter-in-place and other similar restrictions being eased, starting earlier 2021. Such easing of restrictions has resulted in consumers returning to other alternative forms of entertainment and interaction. This in turn has resulted in a decline in demand for our products since the second half of 2021. In addition, we have, and continue to, experience disruption in our supply chain and increased distribution costs, which led to increases in operating costs such as the significantly elevated ocean freight costs since the second half of 2021.

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

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

In February 2022, Russian military forces invaded Ukraine. In response, Ukrainian military personnel and civilians are actively resisting the invasion. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Russia's recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People's Republic and the so-called Luhansk People's Republic. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. In response to Russia’s invasion of Ukraine and the aforementioned sanctions, we ceased the sale of all of our gear in Russia with immediate effect. While we do not expect this decision to have a material adverse effect on our business, results of operations or financial condition, such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

In addition, the conflict and sanctions against Russia could negatively impact the production and sales of consumer electronics due to a variety of factors such as lower consumer confidence, increase the ongoing disruption of supply chains, worsen the current semiconductor chip shortage since Russia and Ukraine are critical suppliers of neon gas and palladium used in chip production, exacerbate energy shortages and high energy prices, and increase cybersecurity threats. These impacts could have a material adverse effect on our operations, sales and profitability.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our suppliers and customers. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

A significant portion of our net revenue is generated by sales of DRAM modules and any significant decrease in the average selling prices of our DRAM modules would seriously harm our business.

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 32.0% and 27.7% of our net revenue in the three months ended March 31, 2022 and 2021, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

In the three months ended March 31, 2022 and 2021, sales to Amazon accounted for 30.4% and 24.6% of our net revenue, respectively. Sales to our ten largest customers accounted for 52.5% and 49.3% of the same periods, respectively, of our net revenue. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on its payment to us, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

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

We maintain limited manufacturing facilities that only assemble certain products such as our DRAM modules, custom built PCs, custom cooling and performance controllers, and as a result, we depend entirely upon third parties to manufacture and supply the gear we sell and the components used in our gear such as gaming peripherals and gaming components. Our gear that is manufactured by outsourced parties is generally produced by a limited number of manufacturers and in some instances is purchased on a purchase order basis. For example, each model of our gaming keyboards, gaming mice, gaming headsets, computer cases, PSUs and cooling solutions is produced by a single manufacturer. We do not have long-term supply agreements with most of our manufacturers and suppliers. In addition, we carry limited inventory of our gear, and the loss of one or more of these manufacturers or suppliers, or a significant decline in production or deliveries by any of them, could significantly limit our shipments of gear or prevent us from shipping that gear entirely.

Our reliance upon a limited number of manufacturers and suppliers exposes us to numerous risks, including those described below.

Risks relating to production and manufacturing. Our business could be seriously harmed if our manufacturers or suppliers ceased or reduced production or deliveries, raised prices, lengthened production or delivery times or changed other terms of sale. In particular, price increases by our manufacturers or suppliers could seriously harm our business if we are unable to pass those price increases along to our customers. Further, the supply of products from manufacturers and suppliers to us could be interrupted or delayed, and we may be unable to obtain sufficient quantities of our products because of factors outside of our control. For example, our manufacturers and suppliers may experience financial difficulties, be affected by natural disasters or pandemics, have limited production facilities or manufacturing capacity, may experience labor shortages or may be adversely affected by regional unrest or military actions, such as the war between Russia and Ukraine. In addition, we may be slower than our competitors in introducing new products or reacting to changes in our markets due to production or delivery delays by our third-party manufacturers or suppliers. Likewise, lead times for the delivery of products being manufactured for us can vary significantly and depend on many factors outside of our control, such as demand for manufacturing capacity and availability of components. In addition, if one of our exclusive or single-source manufacturers were to stop production, or experience product quality or shortage issues, we may be unable to locate or engage a suitable replacement on terms we consider acceptable and, in any event, there would likely be significant delays before we were able to transition production to a new manufacturer and potentially significant costs associated with that transition.

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

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices or to address other technological trends, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $17.1 million and $15.2 million for the three months ended March 31, 2022 and 2021, respectively, representing 4.5% and 2.9% of our net revenue for these periods, respectively. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

In addition, Russia’s invasion of Ukraine, poor relations between the United States and Russia, and sanctions by the United States and the European Union against Russia could have an adverse impact on our research and development efforts as we outsource significant research and development activities to companies in Ukraine.

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

In addition, we provide a variety of rebates to both customers and gamers, including instant rebates, volume incentive rebates, back end rebates and mail-in rebates. We also have contractual agreements and cooperative marketing, promotional and other arrangements that provide rebates and other financial incentives to our retailer customers and gamers. To a limited extent, we also offer financial incentives related to retailer customer inventory of specific products. The aggregate amount of charges incurred as a result of all of these rebates and other financial incentives is offset from our gross revenue. For the three months ended 2022 and 2021, our gross revenue was reduced approximately by 9.9% and 6.7%, respectively, as a result of these rebates. In the future, we also may be required to write down inventory or receivables due to product obsolescence or because of declines in market prices of our gear. Any write-downs or offsets could seriously harm our business.

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

We had $246.5 million of indebtedness as of March 31, 2022. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, which require the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). While we were in compliance with all applicable financial covenants under our credit facilities as of March 31, 2022, there can be no assurance that we will not breach these financial covenants in our credit facilities in the future or other covenants in our future credit facilities.

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

Sales to customers outside the United States accounted for 56.4% and 63.8% our net revenue for three months ended March 31, 2022 and 2021, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

•

the risk that trade to or from some foreign countries, or companies in foreign countries that manufacture our gear or supply components that are used in our gear, may be affected by political tensions, trade disputes and similar matters, particularly between China and Taiwan, China and the United States, Russia and Ukraine, and the United States and Russia;

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

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our systems. For example, in early 2021, we discovered the exploitation by hackers of our subsidiary SCUF’s servers, which may have enabled such hackers to collect information provided by our customers, including payment card information, which is handled by our third-party ecommerce service provider. Such hackers utilized the credentials we had provided to another third-party to inject a script, which was active for a limited amount of time, that collected this information provided by customers. Additionally, for portions of our information technology infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses.

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of March 31, 2022, we had approximately $348.4 million of goodwill, $249.8 million of intangible assets and $74.7 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

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

As of March 31, 2022, EagleTree beneficially owned approximately 56.8% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

The stock market in general, and the market for stocks of technology companies in particular, has been highly volatile. As a result, the market price of our common stock is likely to be volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their common stock or the loss of their entire investment for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of our common stock could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this “Risk Factors” section and the following:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	changes in estimates or recommendations by securities analysts concerning us or our competitors;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ estimates or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	developments of new technologies or other innovations;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	the outbreak of epidemics or pandemics, such as the coronavirus pandemic;
•	natural disasters, terrorist acts, acts of war or periods of widespread civil unrest, such as any military actions taken as a result of the war between Russia and Ukraine; and
•	changes in general market and economic conditions.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public, the trading price of our common stock could decline. Based upon the number of shares outstanding as of March 31, 2022, we had outstanding a total of 95.4 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering and in the secondary offering in January 2021, are freely tradable, without restriction, in the public market.

As of March 31, 2022, the holders of approximately 54.2 million shares of our common stock, or approximately 56.8% of our total outstanding common stock based upon the number of shares outstanding as of March 31, 2022, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of March 31, 2022, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/18/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.3	09/18/2020

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	03/11/2021

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.4	09/14/2020

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a‑14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Corsair Gaming, Inc.

Date: May 6, 2022	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer, Treasurer (Principal Financial Officer)

Date: May 6, 2022	By:	/s/ Gregg A. Lakritz
Gregg A. Lakritz Vice President, Corporate Controller
(Principal Accounting Officer)