Form 10-Q
period 2022-06-30
Corsair Gaming, Inc.
filed 2022-08-04
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39533

Corsair Gaming, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2335306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 N. McCarthy Boulevard
Milpitas, CA 95035
(Address of principal executive offices and zip code)

(510) 657-8747
(Registrant’s telephone number, including area code)

47100 Bayside Pkwy

Fremont, CA 94538

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CRSR	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 27, 2022, the registrant had 95,791,805 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenue	$283,908	$472,903	$664,599	$1,002,317
Cost of revenue	247,449	342,552	537,384	711,638
Gross profit	36,459	130,351	127,215	290,679
Operating expenses:
Sales, general and administrative	73,393	80,169	149,524	158,022
Product development	18,026	15,469	35,136	30,655
Total operating expenses	91,419	95,638	184,660	188,677
Operating income (loss)	(54,960)	34,713	(57,445)	102,002
Other (expense) income:
Interest expense	(1,676)	(4,508)	(2,955)	(9,454)
Other income (expense), net	633	(175)	134	(2,600)
Total other expense, net	(1,043)	(4,683)	(2,821)	(12,054)
Income (loss) before income taxes	(56,003)	30,030	(60,266)	89,948
Income tax benefit (expense)	4,164	(2,285)	5,147	(15,480)
Net income (loss)	(51,839)	27,745	(55,119)	74,468
Less: Net income (loss) attributable to noncontrolling interests	174	—	(233)	—
Net income (loss) attributable to Corsair Gaming, Inc.	$(52,013)	$27,745	$(54,886)	$74,468

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net income (loss) attributable to Corsair Gaming, Inc.	$(52,013)	$27,745	(54,886)	74,468
Change in redemption value of redeemable noncontrolling interests	(7,379)	—	(9,640)	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(59,392)	$27,745	$(64,526)	$74,468

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.62)	$0.30	$(0.68)	$0.81
Diluted	$(0.62)	$0.28	$(0.68)	$0.74
Weighted-average common shares outstanding:
Basic	95,467	92,792	95,372	92,374
Diluted	95,467	100,074	95,372	100,145

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$(51,839)	$27,745	$(55,119)	$74,468
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $(164) and $0 for the three months ended June 30, 2022 and 2021, respectively, and $(13) and $0 for the six months ended June 30, 2022 and 2021, respectively	(5,154)	481	(7,412)	646
Unrealized foreign exchange gain (loss) from long-term intercompany loans, net of tax benefit (expense) of $55 and $(12) for the three months ended June 30, 2022 and 2021, respectively, and $74 and $32 for the six months ended June 30, 2022 and 2021, respectively	(277)	63	(372)	(161)
Comprehensive income (loss)	(57,270)	28,289	(62,903)	74,953
Less: Comprehensive loss attributable to noncontrolling interests	(91)	—	(697)	—
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$(57,179)	$28,289	$(62,206)	$74,953

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash	$35,851	$62,415
Restricted cash	2,620	2,734
Accounts receivable, net	170,309	291,287
Inventories	292,586	298,315
Prepaid expenses and other current assets	53,331	51,024
Total current assets	554,697	705,775
Restricted cash, noncurrent	231	231
Property and equipment, net	22,598	16,819
Goodwill	347,907	317,054
Intangible assets, net	236,481	225,709
Other assets	69,978	71,808
Total assets	$1,231,892	$1,337,396
Liabilities
Current liabilities:
Debt maturing within one year	$4,707	$4,753
Accounts payable	193,530	236,120
Other liabilities and accrued expenses	158,296	205,874
Total current liabilities	356,533	446,747
Long-term debt	240,377	242,898
Deferred tax liabilities	23,247	25,700
Other liabilities, noncurrent	49,374	53,871
Total liabilities	669,531	769,216
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interests	26,749	—
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 95,780 and 94,510 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	9
Additional paid-in capital	498,741	470,364
Retained earnings	33,621	98,147
Accumulated other comprehensive loss	(7,660)	(340)
Total Corsair Gaming, Inc. stockholders’ equity	524,712	568,180
Nonredeemable noncontrolling interests	10,900	—
Total permanent equity	535,612	568,180
Total liabilities, temporary equity and permanent equity	$1,231,892	$1,337,396

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity

Balance as of March 31, 2022	95,373	$10	$489,745	$93,013	$(2,494)	$580,274	$11,837	$592,111
Net income (loss)	—	—	—	(52,013)	—	(52,013)	71	(51,942)
Other comprehensive loss	—	—	—	—	(5,166)	(5,166)	(108)	(5,274)
Change in redemption value of redeemable noncontrolling interests	—	—	—	(7,379)	—	(7,379)	—	(7,379)
Dividend declared to nonredeemable noncontrolling interests	—	—	—	—	—	—	(900)	(900)
Issuance of common stock in connection with employee equity incentive plans	413	—	2,981	—	—	2,981	—	2,981
Shares withheld related to net share settlement	(6)	—	(110)	—	—	(110)	—	(110)
Stock-based compensation	—	—	6,125	—	—	6,125	—	6,125
Balance as of June 30, 2022	95,780	$10	$498,741	$33,621	$(7,660)	$524,712	$10,900	$535,612

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Income	Equity	Interests	Equity

Balance as of March 31, 2021	92,087	$9	$442,320	$43,910	$1,468	$487,707	$—	$487,707
Net income	—	—	—	27,745	—	27,745	—	27,745
Other comprehensive income	—	—	—	—	544	544	—	544
Issuance of common stock in connection with employee equity incentive plans	1,703	—	8,889	—	—	8,889	—	8,889
Shares withheld related to net share settlement		—	(7)	—	—	(7)	—	(7)
Stock-based compensation	—	—	4,808	—	—	4,808	—	4,808
Balance as of June 30, 2021	93,790	$9	$456,010	$71,655	$2,012	$529,686	$—	$529,686

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity

Balance as of December 31, 2021	94,510	$9	$470,364	$98,147	$(340)	$568,180	$—	$568,180
Issuance of common stock in relation to business acquisition	690	1	14,504	—	—	14,505	—	14,505
Noncontrolling interests from business combination	—	—	—	—	—	—	12,084	12,084
Net loss	—	—	—	(54,886)	—	(54,886)	(95)	(54,981)
Other comprehensive loss	—	—	—	—	(7,320)	(7,320)	(189)	(7,509)
Change in redemption value of redeemable noncontrolling interests	—	—	—	(9,640)	—	(9,640)	—	(9,640)
Dividend declared to nonredeemable noncontrolling interests	—	—	—	—	—	—	(900)	(900)
Issuance of common stock in connection with employee equity incentive plans	627	—	3,508	—	—	3,508	—	3,508
Shares withheld related to net share settlement	(47)	—	(977)	—	—	(977)	—	(977)
Stock-based compensation	—	—	11,342	—	—	11,342	—	11,342
Balance as of June 30, 2022	95,780	$10	$498,741	$33,621	$(7,660)	$524,712	$10,900	$535,612

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Income	Equity	Interests	Equity

Balance as of December 31, 2020	91,935	$9	$438,667	$(2,813)	$1,527	$437,390	$—	$437,390
Net income	—	—	—	74,468	—	74,468	—	74,468
Other comprehensive income	—	—	—	—	485	485	—	485
Issuance of common stock in connection with employee equity incentive plans	1,855	—	9,466	—	—	9,466	—	9,466
Shares withheld related to net share settlement	—	—	(7)	—	—	(7)	—	(7)
Stock-based compensation		—	7,884	—	—	7,884	—	7,884
Balance as of June 30, 2021	93,790	$9	$456,010	$71,655	$2,012	$529,686	$—	$529,686

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(55,119)	$74,468
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	11,234	7,844
Depreciation	5,149	4,938
Amortization	23,572	17,414
Debt issuance costs amortization	172	1,052
Loss on debt extinguishment	—	797
Deferred income taxes	(10,820)	(5,188)
Other	2,915	1,066
Changes in operating assets and liabilities:
Accounts receivable	120,046	32,508
Inventories	10,559	(58,895)
Prepaid expenses and other assets	(9,481)	(9,645)
Accounts payable	(43,496)	(37,662)
Other liabilities and accrued expenses	(44,680)	30,700
Net cash provided by operating activities	10,051	59,397
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(19,534)	(1,684)
Payment of deferred contingent consideration	(95)	(4,353)
Purchase of property and equipment	(11,921)	(4,894)
Investment in available-for-sale convertible note	(1,000)	—
Net cash used in investing activities	(32,550)	(10,931)
Cash flows from financing activities:
Repayment of debt	(2,750)	(53,000)
Borrowing from line of credit	403,000	—
Repayment of line of credit	(403,000)	—
Payment of contingent consideration	(438)	—
Proceeds from issuance of shares through employee equity incentive plans	3,508	9,466
Payment of taxes related to net share settlement of equity awards	(997)	(7)
Net cash used in financing activities	(677)	(43,541)
Effect of exchange rate changes on cash	(3,502)	58
Net increase (decrease) in cash and restricted cash	(26,678)	4,983
Cash and restricted cash at the beginning of the period	65,380	133,568
Cash and restricted cash at the end of the period	$38,702	$138,551
Supplemental cash flow disclosures:
Cash paid for interest	$2,665	$7,590
Cash paid for income taxes	8,235	5,423
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,204	$1,719
Right-of-use assets obtained in exchange for operating lease liabilities	565	35,036
Issuance of common stock relating to business acquisition	14,504	—
Deferred and contingent purchase consideration related to business acquisitions	—	735

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of June 30, 2022 and our results of operations for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

On January 1, 2022 (the “Closing” or “Closing Date”), we completed the acquisition of a 51% ownership stake in Elgato iDisplay Holdings LTD. and its related companies (together “iDisplay”). (See Note 5, Business Combination - iDisplay Acquisition for more details on the iDisplay Acquisition). We have determined that iDisplay does not qualify as a VIE and Corsair has a controlling financial interest in iDisplay under the VOE model and therefore, iDisplay’s results of operations are fully consolidated with Corsair with effect from January 1, 2022. As a result, we recorded a net income (loss) of $0.2 million and $(0.2) million attributable to noncontrolling interests in our condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively, equal to the 49% of the ownership interest retained in iDisplay by the noncontrolling interests.

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

Risks and Uncertainties related to the COVID-19 Pandemic and Other General Risks

In February 2022, Russia invaded Ukraine resulting in, among other things, broad economic sanctions being imposed on Russia, which has further increased existing global supply chain, logistics, and inflationary challenges. Although our business in Russia and Ukraine was not material to our results, we believe the war has degraded the consumer sentiment in Europe and coupled with the unexpected inflationary pressures which dampened consumer spending, attributed to the 40.0% and 33.7% decrease in our net revenue in the three and six months ended June 30, 2022, respectively, compared to the same periods last year.

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

In addition, we have experienced and continue to experience supply chain challenges, including longer production and shipping times, and increased shipping and logistics costs, each of which has negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints.

The extent of the impact of macroeconomic conditions, the COVID-19 pandemic, geopolitical tensions and supply chain challenges on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our mitigation plans.

Our inventory impairment and related charges increased by $22.7 million in the three months ended June 30, 2022, as compared to the same period last year, primarily resulting from our inventory valuation assessment and our plan to rationalize our inventory level to align with the current revenue outlook at end of June 2022. In addition, in the three months ended June 30, 2022, in order to align our expenses with the expected revenue level, we implemented a restructuring plan and terminated 92 employees worldwide, resulting in approximately $1.5 million of restructuring costs, primarily consisting of severance and benefits. Our restructuring plan has been substantially completed as of June 2022.

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

The carrying values of certain of our financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short maturities. The following tables summarize our financial assets and financial liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Foreign currency forward contracts(1)	$—	$177	$—	$177
Available-for-sale debt securities (2)	—	—	1,000	1,000
Total assets	$—	$177	$1,000	$1,177

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(3)	$—	$—	$954	$954
Foreign currency forward contracts(1)	—	97	—	97
Total liabilities	$—	$97	$954	$1,051

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Foreign currency forward contracts(1)	$—	$33	$—	$33
Other	—	3	—	3
Total assets	$—	$36	$—	$36

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(3)	$—	$—	$1,250	$1,250
Foreign currency forward contracts(1)	—	427	—	427
Other	—	—	224	224
Total liabilities	$—	$427	$1,474	$1,901

(1)	The fair values of the forward contracts were based on similar exchange traded derivatives and the related asset or liability is included within Level 2 of the fair value hierarchy.

(2)

In May 2022, we invested in a convertible promissory note issued by a private company (the “Note”) for $1.0 million. The Note is interest bearing and matures in April 2023. The Note is classified as an available-for-sale security and is included in prepaid expenses and other assets in our condensed consolidated balance sheets. We included the Note as Level 3 in the fair value hierarchy due to the absence of quoted market prices or other observable data. The fair value of the Note is estimated based on a qualitative analysis using the most recent observable transaction price and other significant unobservable inputs requiring management judgement.

(3)

In December 2019, one of our subsidiaries entered into an Agreement and Plan of Merger with Scuf Holdings, Inc. and subsidiaries (collectively “SCUF”) and acquired 100% of their equity interests (the “SCUF Acquisition”). The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement, and these estimates represent a level 3 fair value measurement. The $1.3 million liability as of December 31, 2021 consisted of $0.3 million based on a contractual amount and the remaining $1.0 million is subject to update upon filing our tax return for tax year 2021. In March 2022, we paid the $0.3 million contractual amount, and the remaining $1.0 million liability as of June 30, 2022 is subject to update upon filing our tax return for tax year 2021.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $20.9 million and $48.6 million as of June 30, 2022 and December 31, 2021, respectively, none of which have been designated as hedging instruments during the periods presented. Total fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $2.1 million and $(0.6) million for the three months ended June 30, 2022 and 2021, respectively, and was $2.6 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

5. Business Combinations

iDisplay Acquisition

On January 1, 2022, we completed the acquisition of a 51% ownership stake in iDisplay (the “iDisplay Acquisition”), a leader in electronic development and design specializing in display technology, headquartered in Taiwan.

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

Subsequent to the iDisplay Acquisition Closing Date, we recorded measurement period adjustments which increased goodwill by $1.0 million, and decreased identifiable intangible assets and deferred liabilities by $1.1 million and $0.1 million, respectively. The final allocation of the iDisplay Acquisition purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows (in thousands):

Amounts

Cash	$2,330
Accounts receivable	3,382
Inventories	2,772
Prepaid and other assets	424
Operating lease right-of-use asset	360
Property and equipment	277
Identifiable intangible assets	34,200
Goodwill	32,987
Total assets acquired	76,732
Accounts payable	(5,106)
Deferred tax liabilities	(4,561)
Accrued liabilities	(731)
Operating lease liabilities	(360)
Total liabilities assumed	(10,758)
Net assets acquired	65,974
Noncontrolling interests	(29,606)
Fair value of consideration transferred	$36,368

Purchase consideration:
Cash	$21,864
Corsair common stock	14,504
Fair value of consideration transferred	$36,368

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

The excess of the purchase consideration over the fair value of the identifiable intangible assets and the net tangible assets and liabilities acquired has been estimated to be $33.0 million, of which $29.3 million and $3.7 million are assigned to our gamer and creator peripherals reporting unit and gaming component and systems reporting unit, respectively. We believe goodwill represents the strengthening of our supply chain with display-based touch-screen technologies into our products for creators, gamers and streamers, and the ability to design and generate new technologies to enhance the features of our products.

A portion of the identifiable intangible assets are not deductible for tax purposes of which $4.6 million deferred tax liability has been estimated at the date of acquisition for the difference between the book and tax bases of these assets. The goodwill is not deductible for tax purposes.

Valuation of identified intangible assets

The following table summarizes the valuation of the identifiable intangible assets acquired in the iDisplay Acquisition and the estimate of their respective useful lives as of Closing Date, including subsequent measurement period adjustments:

	Valuation	Useful Life
	(In thousands)	(In years)

Patent portfolio	$5,100	6
Supplier relationships	6,800	6
Developed technology	22,300	6
Total identifiable intangible assets	$34,200

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

Acquisition-related costs

We incurred acquisition-related costs of approximately $0.1 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $0.6 million for the year ended December 31, 2021. These costs are recorded in sales, general and administrative expenses in the consolidated statement of operations.

Unaudited Pro-forma Financial Information

Pro forma financial information is not included because the effects of the acquisition are not material to our consolidated statements of operations for 2021.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2021	$145,310	$171,744	$317,054
Addition from iDisplay Acquisition	3,485	28,485	31,970
Measurement period adjustments	235	782	1,017
Effect of foreign currency exchange rates	(83)	(2,051)	(2,134)
Balance as of June 30, 2022	$148,947	$198,960	$347,907

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$54,386	$19,815	$34,571	$32,086	$14,922	$17,164
Trade name	29,904	5,851	24,053	30,665	4,942	25,723
Customer relationships	218,544	105,910	112,634	218,566	94,910	123,656
Patent portfolio	33,400	9,607	23,793	31,481	8,196	23,285
Non-competition agreements	2,521	2,445	76	2,521	2,193	328
Supplier relationships	6,328	527	5,801	—	—	—
Total finite-life intangibles	345,083	144,155	200,928	315,319	125,163	190,156
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	123	—	123	123	—	123
Total intangible assets	$380,636	$144,155	$236,481	$350,872	$125,163	$225,709

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

The estimated future amortization expense of intangible assets as of June 30, 2022 is as follows (in thousands):

Amounts

Remainder of 2022	$19,647
2023	37,971
2024	36,521
2025	36,221
2026	32,855
Thereafter	37,713
Total	$200,928

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

Cash and Restricted Cash

	June 30, 2022	December 31, 2021

Cash	$35,851	$62,415
Restricted cash—short term	2,620	2,734
Restricted cash—noncurrent	231	231
Total cash and restricted cash	$38,702	$65,380

Accounts Receivable, Net

	June 30, 2022	December 31, 2021

Accounts receivable	$170,838	$291,816
Allowance for doubtful accounts	(529)	(529)
Accounts receivable, net	$170,309	$291,287

As of June 30, 2022, and December 31, 2021, two customers each represented 10% or more of our consolidated accounts receivable, net.

Inventories

	June 30, 2022	December 31, 2021

Raw materials	$69,090	$62,110
Work in progress	7,990	4,931
Finished goods	215,506	231,274
Inventories	$292,586	$298,315

Property and Equipment, Net

	June 30, 2022	December 31, 2021

Manufacturing equipment	$28,334	$26,094
Computer equipment, software and office equipment	9,889	9,407
Furniture and fixtures	4,846	5,154
Leasehold improvements	11,514	4,709
Total property and equipment	$54,583	$45,364
Less: Accumulated depreciation and amortization	(31,985)	(28,545)
Property and equipment, net	$22,598	$16,819

Other Assets

	June 30, 2022	December 31, 2021

Right-of-use assets	$45,054	$51,387
Deferred tax asset	17,611	12,737
Other	7,313	7,684
Other assets	$69,978	$71,808

Other Liabilities and Accrued Expenses

	June 30, 2022	December 31, 2021

Accrued reserves for customer incentive programs	$50,943	$66,733
Accrued reserves for sales return	30,168	37,166
Accrued payroll and related expense	9,558	20,526
Accrued freight expenses	12,788	18,296
Operating lease liabilities, current	7,830	9,457
Income tax payable	6,314	6,316
Contract liabilities	4,255	6,663
Other	36,440	40,717
Other liabilities and accrued expenses	$158,296	$205,874

Other Liabilities, Noncurrent

	June 30, 2022	December 31, 2021

Operating lease liabilities, noncurrent	$46,380	$51,153
Other	2,994	2,718
Other liabilities, noncurrent	$49,374	$53,871

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the purchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. In connection with such nonmonetary transactions with our manufacturers, as of June 30, 2022, we recognized $2.2 million prepaid inventory and $2.5 million accrued liabilities and as of December 31, 2021, we recognized $5.0 million prepaid inventory and $5.4 million accrued liabilities in the condensed consolidated balance sheet.

Because the transactions are nonmonetary, they have not been included in the condensed consolidated statements of cash flows pursuant to ASC 230, Statement of Cash Flows.

8. Debt

Our debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Term Loan (variable rate) due September 2026	$246,250	$248,750
Debt discount and issuance cost, net of amortization	(1,166)	(1,099)
Total debt	245,084	247,651
Less: debt maturing within one year	4,707	4,753
Long-term debt	$240,377	$242,898

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

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. In the six months ended June 30, 2021, with the excess cash on hand, we made voluntary prepayment of $53 million, and accordingly we recorded losses on extinguishment of debt of $0.8 million. The First Lien Term Loan was subsequently fully prepaid with the proceeds from the Term Loan (defined below) on September 3, 2021, and as a result, all obligations and covenants thereunder were terminated.

The effective interest rate inclusive of the debt discount and debt issuance costs for the First Lien, was approximately 6.46% and 6.45% for the three and six months ended June 30, 2021, respectively.

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

The Term Loan and Revolving Facility under the Credit Agreement initially carried interest at the Company’s election at either (a) LIBOR plus a percentage spread (ranging from 1.25% to 2.0%) based on our total net leverage ratio, or (b) the base rate (described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.0%) based on our net leverage ratio.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature. The financial covenants include the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in the Credit Agreement). The Credit Agreement also includes events of default customary for facilities of this nature and upon the occurrence of such events of default, among other things, all outstanding amounts under the Credit Agreement may be accelerated and/or the lenders’ commitments terminated. In addition, upon the occurrence of certain events of default, the interest on the Term loan and Revolving Facility can be increased by 2.0%.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

On June 30, 2022, we entered into a First Amendment of the Credit Agreement (“First Amendment”), which among other changes resulted in the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) being utilized as a replacement rate for LIBOR. Consequently, following the First Amendment, the Term Loan and Revolving Facility will each bear interest at the Company’s election at either (a) BSBY plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our net leverage ratio. In addition, pursuant to the First Amendment, the maximum permitted Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) was also amended to increase to 3.50 to 1.0 between the quarters ending September 30, 2022 through and including March 31, 2023, and such ratio will revert to 3.00 to 1.00 from the quarter ended June 30, 2023 and each quarter thereafter, provided that, upon the occurrence of a Qualified Acquisition (as defined in the Credit Agreement), such ratio can be increased to 3.50 to 1.0 temporarily provided all the requirements set forth in the Credit Agreement are met.

The First Amendment was accounted for as a debt modification.

As of June 30, 2022, we were not in default under the Credit Agreement.

As of June 30, 2022 and December 31, 2021, we had no outstanding balance under the Revolving Facility.

The carrying value of our Term Loan was $245.1 million and $247.7 million as of June 30, 2022 and December 31, 2021, respectively. The estimated fair value of the Term Loan as of June 30, 2022, which we have classified as a Level 2 financial instrument, was approximately $240.4 million.

The effective interest rate inclusive of the debt discount and debt issuance costs was approximately 2.13% and 1.81% for the three and six months ended June 30, 2022, respectively.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

First Lien Guaranty Agreement:
Contractual interest expense for term loan	$—	$3,537	$—	$7,419
Amortization of debt discount and issuance cost	—	515	—	1,052
Loss on debt extinguishment	—	358	—	797
Credit Agreement:
Contractual interest expense for term loan	1,370	—	2,235	—
Contractual interest expense for revolving facility	201	—	475	—
Amortization of debt discount and issuance cost	86	—	172	—
Other	19	98	73	186
Total interest expense recognized	$1,676	$4,508	$2,955	$9,454

The estimated future principal payments under our total long-term debt as of June 30, 2022 are as follows (in thousands):

Amounts

Remainder of 2022	$2,500
2023	6,875
2024	12,500
2025	12,500
2026	211,875
Thereafter	—
Total debt	$246,250

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Beginning of the period	$5,392	$6,001	$5,655	$5,865
Warranty provision related to products shipped	1,167	1,660	2,465	3,533
Deductions for warranty claims processed	(1,794)	(1,912)	(3,355)	(3,649)
End of period	$4,765	$5,749	$4,765	$5,749

Unconditional Purchase Obligations

Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for various reporting applications and the related support services. Long-term non-cancelable purchase commitments as of June 30, 2022 were as follows (in thousands):

Amounts

Remainder of 2022	$887
2023	1,761
2024	1,787
2025	316
2026	—
Thereafter	—
Total	$4,751

Our total long term non-cancelable purchase commitments outstanding as of December 31, 2021 were $7.1 million.

Letters of Credit

The total letters of credit outstanding, in aggregate, was $0.5 million as of June 30, 2022 and December 31, 2021. No amounts have been drawn upon the letters of credit for all periods presented.

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

10. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of June 30, 2022 and December 31, 2021.

11. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2022, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenue	$380	$293	$665	$474
Sales, general and administrative	4,861	3,600	9,013	6,172
Product development	850	875	1,560	1,198
Stock-based compensation expense, net of amounts capitalized (1)	$6,091	$4,768	$11,238	$7,844
Income tax benefits related to stock-based compensation expense	$59	$4,236	$370	$5,155

(1)	Total stock-based compensation expense capitalized in inventory and as cloud computing arrangement (“CCA”) implementation costs were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	June 30, 2022
	Unrecognized Expense	Remaining weighted average period (In years)

Stock Options	$27,741	2.3
RSUs	31,170	3.2
Total unrecognized stock-based compensation expense	$58,911

The total intrinsic value of options exercised was $2.4 million and $4.0 million for the three and six months ended June 30, 2022, respectively, and was $49.3 million and $53.7 million for the three and six months ended June 30, 2021, respectively. The total fair value of RSUs vested was $0.4 million and $2.9 million for the three and six months ended June 30, 2022, there were immaterial RSUs vested for the three and six months ended June 30, 2021.

12. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator
Net income (loss)	$(51,839)	$27,745	$(55,119)	$74,468
Less: Net income (loss) attributable to noncontrolling interests	174	—	(233)	—
Net income (loss) attributable to Corsair Gaming, Inc.	(52,013)	27,745	(54,886)	74,468
Change in redemption value of redeemable noncontrolling interests	(7,379)	—	(9,640)	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(59,392)	$27,745	$(64,526)	$74,468
Denominator
Basic weighted-average shares outstanding	95,467	92,792	95,372	92,374
Effect of dilutive securities (1)	—	7,282	—	7,771
Total diluted weighted-average shares outstanding	95,467	100,074	95,372	100,145

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.
Basic	$(0.62)	$0.30	$(0.68)	$0.81
Diluted	$(0.62)	$0.28	$(0.68)	$0.74

Anti-dilutive potential common shares (1)	11,198	781	10,791	575

(1)	Potential common share equivalents were not included in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

13. Income Taxes

The table below presents our income (loss) before income taxes, income tax benefit (expense) and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Income (loss) before income taxes	$(56,003)	$30,030	$(60,266)	$89,948
Income tax benefit (expense)	4,164	(2,285)	5,147	(15,480)
Effective tax rate	7.4%	7.6%	8.5%	17.2%

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

Our effective tax rates were consistent for the three months ended June 30, 2022 and 2021, at 7.4% and 7.6%, respectively. Our effective tax rates were 8.5% and 17.2% for the six months ended June 30, 2022 and 2021, respectively. The decrease in effective tax rates was primarily due to an increase in losses in our foreign subsidiaries offset by a decrease in excess tax benefits from stock-based compensation recognized in the six months ended June 30, 2022, as compared to the same period last year. In addition, in the six months ended June 30, 2021, we recorded a $1.4 million one-time tax expense related to the remeasurement of our United Kingdom deferred tax liabilities as a result of the enactment of the increased corporate tax rate in the United Kingdom.

Unrecognized tax benefits were $3.7 million and $3.8 million as of June 30, 2022 and December 31, 2021, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

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

The table below summarizes the financial information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenue
Gamer and Creator Peripherals	$88,989	$155,157	$223,137	$331,069
Gaming Components and Systems	194,919	317,746	441,462	671,248
Total net revenue	$283,908	$472,903	$664,599	$1,002,317
Gross Profit
Gamer and Creator Peripherals	$10,558	$54,634	$53,615	$123,500
Gaming Components and Systems	25,901	75,717	73,600	167,179
Total gross profit	$36,459	$130,351	$127,215	$290,679

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenue
Americas	$149,633	$191,070	$342,457	$417,458
Europe and Middle East	71,231	187,708	193,429	413,202
Asia Pacific	63,044	94,125	128,713	171,657
Total net revenue	$283,908	$472,903	$664,599	$1,002,317

Revenues from sales to customers in the United States represented 45.0% and 35.1% for the three months ended June 30, 2022 and 2021, respectively, and represented 44.2% and 35.7% for the six months ended June 30, 2022 and 2021, respectively. Revenue from sales to customers in the United Kingdom were below 10.0% for the three and six months ended June 30, 2022 but represented 10.0% and 10.1% for the three and six months ended June 30, 2021, respectively. No other countries besides the United States and the United Kingdom represented 10% or more of total net revenue for each of the periods presented.

One customer represented at least 10% of total net revenue for each of the periods presented.

15. Redeemable Noncontrolling Interests

Under the Shareholders Agreement between Corsair and the iDisplay Seller a put option was provided to the iDisplay Seller to transfer to Corsair (i) 14% of their ownership interest in iDisplay upon the first anniversary of the Closing Date of the iDisplay Acquisition, and (ii) an additional 15% of their ownership interest in iDisplay upon the second anniversary of the Closing Date. The put option will expire after January 1, 2025. The exercise price of the put option is based on multiples of iDisplay’s historical TTM EBITDA less any debt. The put option makes this portion of the noncontrolling interests redeemable and therefore, the redeemable noncontrolling interests are classified as temporary equity and carried at redemption value on our condensed consolidated balance sheet. The change in redemption value is recognized through retained earnings.

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

The following table presents the changes in redeemable noncontrolling interests for the period presented (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Balance at beginning of period	$19,424	$—
Redeemable noncontrolling interests in iDisplay estimated at fair value at Closing Date	—	17,522
Net income (loss) attributable to redeemable noncontrolling interests	103	(138)
Other comprehensive loss attributable to redeemable noncontrolling interests	(157)	(275)
Change in redemption value of redeemable noncontrolling interests (1)	7,379	9,640
Balance at end of period (2)	$26,749	$26,749
(1)

These amounts represent $7.4 million and $9.6 million increase in redemption value over the carrying value for the three and six months ended June 30, 2022 respectively. These amounts were recorded as an offset to retained earnings and increased the net loss used in the calculation of net loss per share attributable for these periods.

(2)

The redeemable noncontrolling interest balance at June 30, 2022 included the amount calculated based on multiples of iDisplay’s historical TTM EBITDA less any debt and the accrual for dividends declared in June 2022 based on the Shareholders Agreement.

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

Summary of Financial Results

Our revenue for the three months ended June 30, 2022 decreased by $189.0 million or 40.0%, compared to the same period last year. Our revenue for the six months ended June 30, 2022 decreased by $337.7 million or 33.7%, compared to the same period last year. The decrease in revenue for the three- and six-month periods was primarily driven by the continuing slowdown in consumer spending in Europe mainly related to the Russia and Ukraine war and the unexpected high inflationary pressure on worldwide consumer spending, and also partly due to the easing of the COVID-19 shelter in-place restrictions which resulted in decreased demand for our gear as consumers sought alternative forms of entertainment. The decrease in demand for our gear in the first half of 2022, particularly in the second quarter of 2022, resulted in a buildup of inventory in our warehouses as well as in the retail channel, causing our channel partners to delay ordering while they clear excess inventory. Our gross margins decreased from 27.6% to 12.8% for the three months ended June 30, 2022 and from 29.0% to 19.1% for the six months ended June 30, 3022, in each case, as compared to the same periods last year. The decrease in our gross margins for the three- and six-month periods were primarily due to increased freight and logistics costs and higher promotional activities, as well as higher inventory impairment and related charges in connection with our inventory rationalization plan to align our inventory balance with the current revenue outlook at end of June 2022.

As of June 30, 2022 we had cash and restricted cash, in the aggregate of $38.7 million and $246.3 million Term Loan outstanding (face value). We generated $10.1 million cash from operations in the six months ended June 30, 2022.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those described below.

Impact of Industry Trends

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

•

Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction and availability of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our gear. The shortage of reasonably priced GPUs since the second half of 2021 has had a negative impact to our gaming component revenue. We believe the availability of reasonably priced GPS will improve in the second half of 2022. In addition, we believe that our business success depends in part on the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, which in turn drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, as well as the availability and pricing of such CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce, sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers.

Impact of Product Mix

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

Impact of Customer Concentration

We operate a global sales network that consists primarily of retailers (including eRetailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with eRetailer Amazon accounting for 27.45% and 24.6% of our net revenue for the six months ended June 30, 2022 and 2021, respectively, and sales to our ten largest customers accounting for approximately 51.96% and 50.0% of our net revenue for the six months ended June 30, 2022 and 2021, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design that helps eRetailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. Since 2021, we had several product introductions that had a favorable impact on our net revenue and operating results, such as the introduction of our new K70 Pro RGB keyboard and Elgato’s new accessories including our new Facecam and next generation of HD60 X Capture card, Corsair DDR5 memory and new high-performance gaming controllers including SCUF Reflex, Reflex Pro and Reflex FPS, among others. However, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new gear over those of our competitors.

Impact of Seasonal Sales Trends

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

Impact of Fluctuations in Currency Exchange Rates

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

Impact of Fluctuations in Integrated Circuits Pricing

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

Impact of Macroeconomic Conditions, COVID-19 Pandemic and Supply Chain Challenges

In February 2022, Russia invaded Ukraine resulting in, among other things, broad economic sanctions being imposed on Russia, which has further increased existing global supply chain, logistics, and inflationary challenges. Although our business in Russia and Ukraine was not material to our results, we believe the war has degraded the consumer sentiment in Europe and coupled with the unexpected inflationary pressures which dampened consumer spending, attributed to the 40.0% and 33.7% decrease in our net revenue in the three and six months ended June 30, 2022, respectively, compared to the same periods last year.

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

In addition, we have experienced and continue to experience supply chain challenges, including longer production and shipping times, and increased shipping and logistics costs, each of which has negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints.

The extent of the impact of macroeconomic conditions, the COVID-19 pandemic, geopolitical tensions and supply chain challenges on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our mitigation plans.

Our inventory impairment and related charges increased by $22.7 million in the three months ended June 30, 2022, as compared to the same period last year, primarily resulting from our inventory valuation assessment and our plan to rationalize our inventory level to align with the current revenue outlook at end of June 2022. In addition, in the three months ended June 30, 2022, in order to align our expenses with the expected revenue level, we implemented a restructuring plan and terminated 92 employees worldwide, resulting in approximately $1.5 million of restructuring costs, primarily consisting of severance and benefits. Our restructuring plan has been substantially completed as of June 2022.

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

Sales, general and administrative. Sales, general and administrative, or SG&A, expenses represent the largest component of our operating expenses and consist of distribution costs, sales, marketing and other general and administrative costs. Distribution costs include outbound freight and the costs to operate our distribution hubs. Sales and marketing costs relate to the costs to operate our global sales force that works in conjunction with our channel partners, gaming team and event sponsorships, advertising and marketing promotions of our products and services, costs of maintaining our web store and credit card processing fees related to sales on our webstore, personnel-related cost and allocated overhead costs. General and administrative costs consist primarily of personnel-related expenses for our finance, legal, human resources, IT and administrative personnel, as well as the costs of professional services related to these functions and allocated overhead costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenue	$283,908	$472,903	$664,599	$1,002,317
Cost of revenue	247,449	342,552	537,384	711,638
Gross profit	36,459	130,351	127,215	290,679
Operating expenses:
Sales, general and administrative	73,393	80,169	149,524	158,022
Product development	18,026	15,469	35,136	30,655
Total operating expenses	91,419	95,638	184,660	188,677
Operating income (loss)	(54,960)	34,713	(57,445)	102,002
Other (expense) income:
Interest expense	(1,676)	(4,508)	(2,955)	(9,454)
Other income (expense), net	633	(175)	134	(2,600)
Total other expense, net	(1,043)	(4,683)	(2,821)	(12,054)
Income (loss) before income taxes	(56,003)	30,030	(60,266)	89,948
Income tax benefit (expense)	4,164	(2,285)	5,147	(15,480)
Net income (loss)	(51,839)	27,745	$(55,119)	$74,468
Less: Net income (loss) attributable to noncontrolling interests	174	—	(233)	—
Net income (loss) attributable to Corsair Gaming, Inc.	$(52,013)	$27,745	$(54,886)	$74,468

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	87.2	72.4	80.9	71.0
Gross profit	12.8	27.6	19.1	29.0
Operating expenses:
Sales, general and administrative	25.9	17.0	22.5	15.8
Product development	6.3	3.4	5.3	3.1
Total operating expenses	32.2	20.4	27.8	18.8
Operating income (loss)	(19.4)	7.2	(8.6)	10.2
Other (expense) income:
Interest expense	(0.6)	(1.0)	(0.4)	(0.9)
Other income (expense), net	0.2	(0.0)	0.0	(0.3)
Total other expense, net	(0.4)	(1.0)	(0.4)	(1.2)
Income (loss) before income taxes	(19.8)	6.2	(9.1)	9.0
Income tax benefit (expense)	1.5	(0.5)	0.8	(1.5)
Net income (loss)	(18.3)	5.7	(0.1)	0.1
Less: Net income (loss) attributable to noncontrolling interests	0.1	—	(0.0)	—
Net income (loss) attributable to Corsair Gaming, Inc.	(18.4)%	5.7%	(0.0)%	0.1%

Components of Results of Operations

Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Net revenue	$283,908	$472,903	$664,599	$1,002,317

Net revenue decreased $189.0 million, or 40.0%, for the three months ended June 30, 2022 as compared to the same period last year. The decrease was due to a 42.6% decrease in sales for our gamer and creator peripherals segment and a 38.7% decrease in sales for our gaming components and systems segment. Net revenue decreased $337.7 million, or 33.7%, for the six months ended June 30, 2022 as compared to the same period last year. The decrease was due to a 32.6% decrease in sales for our gamer and creator peripherals segment and a 34.2% decrease in sales for our gaming components and systems segment.

We believe the decrease in net revenue in both segments for the three- and six-month periods was primarily due to consumer consumption in Europe being negatively impacted by the Russia-Ukraine war, coupled with lower consumer discretionary spending due to higher-than-expected inflationary pressures world-wide. The decrease in our net revenue to the Europe and Middle East Region accounted for approximately 62% and 65% of the decline in our total net revenue in the three and six months ended June 30, 2022, respectively. The decrease in our net revenue for the three- and six- month periods was also in part due to a slow-down in demand compared to the same periods last year as a result of the easing of the COVID-19 shelter-in-place restrictions because more other entertainment options began to reopen, starting in the second half of 2021.

Gross Profit and Gross Margin (defined as gross profit as a percentage of revenue)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Gross profit	$36,459	$130,351	$127,215	$290,679
Gross margin	12.8%	27.6%	19.1%	29.0%

Gross margin decreased by 14.8% for the three months ended June 30, 2022 as compared to the same period last year. This decrease was primarily attributable to an increase in inventory impairment and related charges due to our inventory rationalization plan to align our inventory balance with the current expected revenue level as well as our planned introduction of new replacement products. The gross margin in the three months ended June 30, 2022 was also negatively impacted by an unfavorable shift towards higher mix of net revenue from our lower margin gaming components and systems segment, increased freight and logistics costs largely driven by global shipping and logistics challenges caused by the COVID-19 pandemic, increased promotional activity, as well as increased amortization of intangible assets from our iDisplay acquisition.

Gross margin decreased by 9.9% for the six months ended June 30, 2022 as compared to the same period last year. This decrease was primarily attributable to an increase in inventory impairment and related charges due to our inventory rationalization plan to align our inventory balance with the current expected revenue level as well as our planned introduction of new replacement products. The gross margin in the six months ended June 30, 2022 compared to the same period last year was also negatively impacted by increased freight and logistics costs largely driven by global shipping and logistics challenges caused by the COVID-19 pandemic, increased promotional activity, as well as increased amortization of intangible assets from the iDisplay acquisition.

Sales, General and Administrative (SG&A)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Sales, general and administrative	$73,393	$80,169	$149,524	$158,022

SG&A expenses decreased $6.8 million, or 8.5%, for the three months ended June 30, 2022 as compared to the same period last year. The decrease was primarily due to a $5.8 million decrease in distribution cost including outbound freight cost due to decreased sales volume, a $2.3 million decrease in personnel-related costs due to lower bonus expense, a $1.4 million decrease in marketing and advertising expenses and a $0.4 million decrease in legal and other professional fees. These decreases were offset partially by a $3.5 million charge related to the acceleration of the amortization of capitalized cloud computing implementation costs in the three months ended June 30, 2022.

SG&A expenses decreased $8.5 million, or 5.4%, for the six months ended June 30, 2022 as compared to the same period last year. The decrease was primarily due to a $5.2 million decrease in distribution cost including outbound freight cost with lower shipment volume, a $4.7 million decrease in personnel-related costs with lower bonus expense and a $1.8 million decrease in legal and other professional fees. These decreases were offset partially by a $3.5 million charge related to the acceleration of the amortization of capitalized cloud computing implementation costs in the six months ended June 30, 2022.

Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Product development	$18,026	$15,469	$35,136	$30,655

Product development expenses increased $2.6 million, or 16.5%, for the three months ended June 30, 2022 as compared to the same period last year. The increase was primarily due to a $0.9 million increase in amortization of intangible assets acquired in the iDisplay acquisition, a $0.8 million increase in allocation of corporate IT-related costs and a $0.5 million increase in consultant and contractor expenses.

Product development expenses increased $4.5 million, or 14.6%, for the six months ended June 30, 2022 as compared to the same period last year. The increase was primarily due to a $1.9 million increase in amortization of intangible assets acquired in the iDisplay acquisition, a $1.1 million increase in allocation of corporate IT-related and facility-related costs, and a $1.5 million increase in other product development related costs to support our continued innovation and broadening of our product portfolio.

Interest Expense and Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Interest expense	$(1,676)	$(4,508)	$(2,955)	$(9,454)
Other (expense) income, net	633	(175)	134	(2,600)

Interest expense decreased $2.8 million, or 62.8%, for the three months ended June 30, 2022 as compared to the same period last year. Interest expenses decreased $6.5 million, or 68.7%, for the six months ended June 30, 2022 as compared to the same period last year. The decrease in interest expense in both the three- and six-month periods was primarily due to a lower principal balance on our Term Loan executed in September 2021 which replaced our First Lien Term Loan and lower interest rate compared to the same periods last year.

Other (expense) income, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Income (loss) before income taxes	$(56,003)	$30,030	$(60,266)	$89,948
Income tax benefit (expense)	4,164	(2,285)	5,147	(15,480)
Effective tax rate	7.4%	7.6%	8.5%	17.2%

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

Our effective tax rates were consistent for the three months ended June 30, 2022 and 2021, at 7.4% and 7.6%, respectively. Our effective tax rates were 8.5% and 17.2% for the six months ended June 30, 2022 and 2021, respectively. The decrease in effective tax rates was primarily due to an increase in losses in our foreign subsidiaries offset by a decrease in excess tax benefits from stock-based compensation recognized in the six months ended June 30, 2022, as compared to the same period last year. In addition, in the six months ended June 30, 2021, we recorded a $1.4 million one-time tax expense related to the remeasurement of our United Kingdom deferred tax liabilities as a result of the enactment of the increased corporate tax rate in the United Kingdom.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

Gamer and Creator Peripherals Segment	$88,989	31.3%	$155,157	32.8%	$223,137	33.6%	$331,069	33.0%
Gaming Components and Systems Segment
Memory Products	99,120	34.9	158,735	33.6	231,274	34.8	320,599	32.0
Other Component Products	95,799	33.7	159,011	33.6	210,188	31.6	350,649	35.0
	194,919	68.7	317,746	67.2	441,462	66.4	671,248	67.0
Total Net Revenue	$283,908	100.0%	$472,903	100.0%	$664,599	100.0%	$1,002,317	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment decreased $66.2 million, or 42.6%, for the three months ended June 30, 2022 as compared to the same period last year, and decreased $107.9 million, or 32.6%, for the six months ended June 30, 2022 as compared to the same period last year. The decrease in net revenue was driven primarily by the decline in consumer demand in Europe due to the war between Russia and Ukraine as well as the inflationary economic pressures. The decrease in net revenue was also partly due to the easing of the COVID-19 shelter-in-place restriction because more entertainment options began to reopen, starting in the second half of 2021

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment decreased $122.8 million, or 38.7%, for the three months ended June 30, 2022 as compared to the same period last year, and decreased $229.8 million, or 34.2%, for the six months ended June 30, 2022 as compared to the same period last year. The decrease was primarily driven by the decline in consumer demand in Europe due to the war between Russia and Ukraine as well as the inflationary economic pressures. The decrease in net revenue was also attributable to the shortage of reasonably priced GPUs which curtailed the demand for new PC builds and its components, as well as supply and logistics constraints caused by the COVID-19 pandemic. We believe the availability of reasonably priced GPUs will improve in the second half of 2022.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin by segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

Gamer and Creator Peripherals Segment	$10,558	11.9%	$54,634	35.2%	$53,615	24.0%	$123,500	37.3%
Gaming Components and Systems Segment
Memory Products	8,885	9.0	28,126	17.7	29,950	13.0	62,049	19.4
Other Component Products	17,016	17.8	47,591	29.9	43,650	20.8	105,130	30.0
	25,901	13.3	75,717	23.8	73,600	16.7	167,179	24.9
Total Gross Profit	$36,459	12.8%	$130,351	27.6%	$127,215	19.1%	$290,679	29.0%

Gamer and Creator Peripherals Segment

The gross margin of the gamer and creator peripherals segment decreased in the three and six months ended June 30, 2022 by 23.3% and 13.3%, respectively, as compared to the same periods last year. The decrease was primarily attributable to an increase in inventory impairment and related charges due to our inventory rationalization plan to align our inventory balance with the current expected revenue level and our planned introduction of new replacement products, as well as increased logistics costs, increased promotional activity, and increased amortization of intangible assets from the iDisplay acquisition.

Gaming Components and Systems Segment

The gross margin of the gaming components and systems segment decreased in the three and six months ended June 30, 2022 by 10.5% and 8.2%, respectively, as compared to the same periods last year. The decrease was primarily attributable to an increase in inventory impairment and related charges due to our inventory rationalization plan to align our inventory balance with the current expected revenue level and our planned introduction of new replacement products, as well as increased logistics costs, increased promotional activity and downward pressure on pricing for our memory products.

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

As of June 30, 2022, we had cash and restricted cash, in aggregate of $38.7 million, including $10.7 million held by our foreign subsidiaries. Amounts held outside of the United States are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the United States generally will not be taxable from a U.S. federal tax perspective, but may be subject to state income or foreign withholding tax. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at June 30, 2022, supplemented with the borrowings under our Revolving Credit Facility will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$10,051	$59,397
Investing activities	(32,550)	(10,931)
Financing activities	(677)	(43,541)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $10.1 million and consisted of $32.9 million net cash inflow from changes in our net operating assets and liabilities, offset partially by our net loss of $55.1 million, which included non-cash adjustments of $32.2 million. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts receivable due to decrease in revenue and a decrease in inventories mainly from increase in inventory impairment charges due to our inventory rationalization plan to align our inventory balance with the current expected revenue level as well as our planned introduction of new replacement products. These net cash inflows was partially offset by an increase in prepaid and other assets, as well as a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to lower accrual for sales returns and customer incentives and bonus expense. The non-cash adjustments consisted primarily of amortization, depreciation, stock-based compensation expense, and changes in deferred tax assets.

Net cash provided by operating activities for the six months ended June 30, 2021 was $59.4 million and consisted of net income of $74.5 million, which included non-cash adjustments of $27.9 million, and was partially offset by $43.0 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization, depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs and change in deferred tax assets. The net cash outflow from changes in our net operating assets and liabilities was primarily related to increase in inventory, prepaid expenses and other assets, and a decrease in accounts payable mainly due to timing of payments. The net cash outflow was partially offset by a decrease in accounts receivable and an increase in other liabilities and accrued expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $32.6 million for the six months ended June 30, 2022 and primarily consisted of $19.5 million for the iDisplay acquisition (net of cash acquired), $11.9 million capital expenditure including renovation and furnishing of our new headquarters in Milpitas, California, as well as purchases of equipment and software, and $1.0 million for the investment in an available-for-sale convertible note.

Cash used in investing activities was $10.9 million for the six months ended June 30, 2021 and consisted of $4.9 million for the purchase of capital equipment and software, $4.3 million for the payment of deferred and contingent consideration related to the Origin acquisition, and $1.7 million for the acquisition of an immaterial business.

Cash Flows from Financing Activities

Cash used in financing activities was $0.7 million for the six months ended June 30, 2022 and consisted of $2.8 million repayment of debt and debt issuance costs, $1.0 million payment of taxes related to net share settlement of equity awards, and $0.4 million payment of contingent consideration from previous acquisitions, partially offset by $3.5 million proceeds received from the issuance of shares through the employee equity incentive plans. During the six months ended June 30, 2022, we also borrowed $403.0 million from our revolving credit facility to fund our operations and the full amount was repaid within the same period.

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

The Term Loan and Revolving Credit Facility under the Credit Agreement initially carried interest at our election at either (a) LIBOR plus a percentage spread (ranging from 1.25% to 2.0%) based on our total net leverage ratio, or (b) the base rate (described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.0%) based on our total net leverage ratio.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.0 to 1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our Credit Agreement). The Credit Agreement also includes events of default customary for facilities of this nature and upon the occurrence of such events of default, among other things, all outstanding amounts under the Credit Agreement may be accelerated and/or the lenders’ commitments terminated. In addition, upon the occurrence of certain events of default, the interest on the Term loan and Revolving Credit Facility can increase by 2.0%.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

On June 30, 2022, we entered into a First Amendment of the Credit Agreement (“First Amendment”) which among other changes resulted in the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) being utilized as a replacement rate for LIBOR. Consequently, following the First Amendment, the Term Loan and Revolving Facility will each bear interest at our election at either (a) BSBY plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our net leverage ratio. In addition, pursuant to the First Amendment, the maximum permitted Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) was also amended to increase to 3.50 to 1.0 between the quarters ending September 30, 2022 through and including March 31, 2023, and such ratio will revert to 3.00 to 1.00 from the quarter ended June 30, 2023 and each quarter thereafter, provided that, upon the occurrence of a Qualified Acquisition (as defined in the Credit Agreement), such ratio can be increased to 3.50 to 1.0 temporarily provided all the requirements set forth in the Credit Agreement are met.

As of June 30, 2022, we were not in default under the Credit Agreement. Total principal outstanding of the Term Loan was $246.3 million and the available and uncommitted capacity under the Revolving Credit Facility was $99.5 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash and other obligations as of June 30, 2022 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$288,696	$16,198	$43,653	$228,845	$—
Inventory-related purchase obligations (2)	107,837	107,837	—	—	—
Operating lease obligations (3)	66,816	9,086	18,562	11,617	27,551
Other purchase obligations (4)	30,926	27,721	3,205	—	—
Contingent consideration in connection with a business acquisition	954	954	—	—	—
Total	$495,229	$161,796	$65,420	$240,462	$27,551

(1)

Amounts represent the principal cash payments as of June 30, 2022 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8 “Debt” to our consolidated financial statements for more information.

(2)	Amounts represent an estimate of purchase obligations related to inventory.
(3)	Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)	Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of June 30, 2022, we had $2.4 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

Other than the new items discussed in Note 2 of our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022 as compared to the critical accounting policies and estimates described in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

Interest Rate Risk

As of June 30, 2022, we had cash and restricted cash of $38.7 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of June 30, 2022, under the Credit Agreement, we had $246.3 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily BSBY. Refer to Note 8 “Debt - Credit Agreement” for additional information on the Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of June 30, 2022, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $2.5 million.

Foreign Currency Risk

Approximately 16.2% of our net revenue for the six months ended June 30, 2022 was denominated in foreign currencies, primarily Euro and British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to three months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $20.9 million and $48.6 million as of June 30, 2022 and December 31, 2021, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

The impact of changes in foreign currency rates, including the gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(0.1) million and $(2.6) million for the six months ended June 30, 2022 and 2021, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $0.2 million in our consolidated financial statements for the six months ended June 30, 2022.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Total unit shipments of our gear tend to be higher during the third and fourth quarters of the year. As a result, our sales are subject to seasonal fluctuations, which may seriously harm our business.
•	The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.
•	The ongoing war between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
•	We are controlled by a single stockholder, whose interest in our business may be different than yours.
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

We believe that the success of our gear depends to a significant degree on our ability to identify new features or category opportunities, anticipate technological developments and market trends and distinguish our gear from those of our competitors. In order to further grow our business, we also will need to quickly develop, manufacture and ship innovative and reliable new gear and enhancements to our existing gear in a cost-effective and timely manner to take advantage of developments in enabling technologies and the introduction of new computer hardware, such as new generations of GPUs and CPUs, and computer games, all of which drive demand for our gear. Further, our growth depends in part on our ability to introduce and successfully market new gear and categories of gear. For example, in the last 24 months, we entered into three large new markets, namely the microphones and cameras markets for content creators and the gaming monitors market for both gamers and content creators, and in the future, we intend to introduce other gear designed to appeal to these markets. To the extent we do so, we will likely encounter competition from large, well-known consumer electronics and peripherals companies. Some of these companies have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. We cannot predict whether we will be successful in developing or marketing new gear and categories of gear and, if we fail to do so, our business may be seriously harmed.

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

Over the past three decades, gaming has grown from a relatively niche industry to a significant segment of the global entertainment industry with a wide following across various demographic groups globally. This growth includes, and has been driven by, the rapid expansion of live game streaming by content creators and the growing popularity of professional competitive gaming, also referred to as esports. However, the continued growth of the video gaming industry will depend on numerous factors, many of which are beyond our control, including but not limited to:

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

Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency exchange rates. Because sales of our gear is denominated primarily in U.S. dollars, an increase in the value of the U.S. dollar relative to the currency used in the countries where our gear is sold may result in an increase in the price of our gear in those countries, which may lead to a reduction in sales. Likewise, because we pay our suppliers and third-party manufacturers, most of which are located outside of the United States, primarily in U.S. dollars, any decline in the value of the U.S. dollar relative to the applicable local currency, such as the Chinese Yuan or the New Taiwan dollar, may cause our suppliers and manufacturers to raise the prices they charge us. In addition, we generally pay our employees located outside the United States in the local currency and, as a result of our foreign sales and operations, we have other expenses, assets and liabilities that are denominated in foreign currencies and changes in the value of the U.S. dollar could result in significant increases in our expenses that may seriously harm our business.

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

Other negative effects on our business resulting from adverse economic conditions worldwide may include:

•	higher costs for promotions, customer incentive programs and other initiatives used to stimulate demand;
•	constraints on consumer spending caused by higher inflation and increased interest rates, leading to weaker consumer demand for our products;
•

increased risk of excess and obsolete inventories, which may require write-downs or impairment charges, such as the $22.5 million inventory impairment and related charges recognized during the second quarter of 2022;

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

•

supply chain challenges, including longer production and shipping times, and increased supply, shipping and logistics costs, each of which has negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints;

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

The ongoing war between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

In February 2022, Russian military forces invaded Ukraine. In response, Ukrainian military personnel and civilians are actively resisting the invasion. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict has contributed to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Russia's recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have also led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People's Republic and the so-called Luhansk People's Republic. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. In response to Russia’s invasion of Ukraine and the aforementioned sanctions, we ceased the sale of all of our gear in Russia with immediate effect. While we do not expect this decision to have a material adverse effect on our business, results of operations or financial condition, such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

In addition, the conflict and sanctions against Russia has and could continue to negatively impact the production and sales of consumer electronics due to a variety of factors such as lower consumer confidence, increase the ongoing disruption of supply chains, worsen the current semiconductor chip shortage since Russia and Ukraine are critical suppliers of neon gas and palladium used in chip production, exacerbate energy shortages and high energy prices, and increase cybersecurity threats. These impacts have adversely impacted our operations, sales and profitability, and could continue to do so

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our suppliers and customers. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

A significant portion of our net revenue is generated by sales of DRAM modules and any significant decrease in the average selling prices of our DRAM modules would seriously harm our business.

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 32.4% and 27.3% of our net revenue in the six months ended June 30, 2022 and

2021, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

In the six months ended June 30, 2022 and 2021, sales to Amazon accounted for 27.5% and 24.6% of our net revenue, respectively. Sales to our ten largest customers accounted for 52.0% and 50.0% of the same period ended June 30, 2022 and 2021, respectively, of our net revenue. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on its payment to us, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

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

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices or to address other technological trends, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $35.1 million and $30.7 million for the six months ended June 30, 2022 and 2021, respectively, representing 5.3% and 3.1% of our net revenue for these periods, respectively. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

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

In addition, we provide a variety of rebates to both customers and gamers, including instant rebates, volume incentive rebates, back end rebates and mail-in rebates. We also have contractual agreements and cooperative marketing, promotional and other arrangements that provide rebates and other financial incentives to our retailer customers and gamers. To a limited extent, we also offer financial incentives related to retailer customer inventory of specific products. The aggregate amount of charges incurred as a result of all of these rebates and other financial incentives is offset from our gross revenue. For the six months ended June 30, 2022 and 2021, our gross revenue was reduced approximately by 9.5% and 7.3%, respectively, as a result of these rebates. In the future, we also may be required to write down inventory or receivables due to product obsolescence or because of declines in market prices of our gear. Any write-downs or offsets could seriously harm our business.

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

We need substantial working capital to operate our business. We rely to a significant degree upon credit extended by many of our manufacturers and suppliers in order to meet our working capital needs. Credit terms vary from vendor to vendor but typically allow us zero to 120 days to pay for the products. However, notwithstanding the foregoing, there are instances when we are required to pay for gear in advance of it being manufactured and delivered to us. We may also utilize borrowings under our revolving credit facility to provide working capital, and access to external debt financing has historically been and will likely continue to be very important to us. As a result of any downturn in general economic conditions or conditions in the credit markets or other factors, manufacturers and suppliers may be reluctant to provide us with the same credit that they have in the past, which would require that we increase the level of borrowing under our revolving credit facility or obtain other external financing to provide for our substantial working capital needs. Additional financing may not be available on terms acceptable to us or at all. In particular, our access to other debt financing is limited by the negative covenant in our credit agreement restricting our ability to incur other indebtedness, as well as the financial covenants therein prohibiting our Consolidated Total Net Leverage Ratio from exceeding 3.5 to 1.0 from the quarter ending September 30, 2022 through and including March 31, 2023 and not exceeding 3.0 to 1.0 from the quarter ended June 30, 2023 and each quarter thereafter (provided that upon the occurrence of a Qualified Acquisition, as defined in the credit agreement, such ration can be increased to 3.5 to 1.0 temporarily provided all the requirements defined in the credit agreement are met) or our Consolidated Interest Coverage Ratio being less than 3.0 to 1.0 (both tested quarterly on a trailing four fiscal quarter basis). As a result, such restrictions could limit, perhaps substantially, the amount of indebtedness we are permitted to borrow under other debt arrangements.

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

We had $245.1 million of indebtedness as of June 30, 2022. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, which require the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.5 to 1.0 from the quarter ending September 30, 2022 through and including March 31, 2023 and not exceeding 3.0 to 1.0 from the quarter ended June 30, 2023 and each quarter thereafter (provided that upon the occurrence of a Qualified Acquisition, as defined in the credit agreement, such ration can be increased to 3.5 to 1.0 temporarily provided all the requirements defined in the credit agreement are met) and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). While we were in compliance with all applicable financial covenants under our credit facilities as of June 30, 2022, there can be no assurance that we will not breach these financial covenants in our credit facilities in the future or other covenants in our future credit facilities.

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

Sales to customers outside the United States accounted for 55.8% and 64.3% our net revenue for six months ended June 30, 2022 and 2021, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These malicious attempts have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our systems. For example, in early 2021, we discovered the exploitation by hackers of our subsidiary SCUF’s servers, which may have enabled such hackers to collect information provided by our customers, including payment card information, which is handled by our third-party ecommerce service provider. Such hackers utilized the credentials we had provided to another third-party to inject a script, which was active for a limited amount of time, that collected this information provided by customers. Additionally, for portions of our information technology infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses.

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of June 30, 2022, we had approximately $347.9 million of goodwill, $236.5 million of intangible assets and $72.3 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

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

As of June 30, 2022, EagleTree beneficially owned approximately 56.6% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public, the trading price of our common stock could decline. Based upon the number of shares outstanding as of June 30, 2022, we had outstanding a total of 95.8 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering and in the secondary offering in January 2021, are freely tradable, without restriction, in the public market.

As of June 30, 2022, the holders of approximately 54.2 million shares of our common stock, or approximately 56.6% of our total outstanding common stock based upon the number of shares outstanding as of June 30, 2022, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of June 30, 2022, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.ad

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/18/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	4.2	11/10/2020

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	03/11/2021

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.4	09/14/2020

10.1

First Amendment, dated as of June 30, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.

					X

10.2	Non-Employee Director Compensation Policy.				X

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a‑14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Corsair Gaming, Inc.

Date: August 4, 2022	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer, Treasurer (Principal Financial Officer)

Date: August 4, 2022	By:	/s/ Gregg A. Lakritz
Gregg A. Lakritz Vice President, Corporate Controller
(Principal Accounting Officer)