Form 10-Q
period 2022-09-30
Corsair Gaming, Inc.
filed 2022-11-03
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Not Applicable

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

As of October 25, 2022, the registrant had 95,988,656 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenue	$311,769	$391,121	$976,368	$1,393,438
Cost of revenue	240,209	289,759	777,593	1,001,397
Gross profit	71,560	101,362	198,775	392,041
Operating expenses:
Sales, general and administrative	66,932	76,112	216,456	234,134
Product development	15,616	14,495	50,752	45,150
Total operating expenses	82,548	90,607	267,208	279,284
Operating income (loss)	(10,988)	10,755	(68,433)	112,757
Other (expense) income:
Interest expense	(2,734)	(7,202)	(5,689)	(16,656)
Other income (expense), net	1,662	(1,402)	1,796	(4,002)
Total other expense, net	(1,072)	(8,604)	(3,893)	(20,658)
Income (loss) before income taxes	(12,060)	2,151	(72,326)	92,099
Income tax benefit (expense)	6,115	(374)	11,262	(15,854)
Net income (loss)	(5,945)	1,777	(61,064)	76,245
Less: Net income attributable to noncontrolling interests	266	—	33	—
Net income (loss) attributable to Corsair Gaming, Inc.	$(6,211)	$1,777	$(61,097)	$76,245

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net income (loss) attributable to Corsair Gaming, Inc.	$(6,211)	$1,777	$(61,097)	$76,245
Change in redemption value of redeemable noncontrolling interests	(2,690)	—	(12,330)	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(8,901)	$1,777	$(73,427)	$76,245

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.09)	$0.02	$(0.77)	$0.82
Diluted	$(0.09)	$0.02	$(0.77)	$0.76
Weighted-average common shares outstanding:
Basic	95,858	93,918	95,537	92,894
Diluted	95,858	100,041	95,537	100,116

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$(5,945)	$1,777	$(61,064)	$76,245
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit of $520 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $507 and $0 for the nine months ended September 30, 2022 and 2021, respectively	(5,761)	(1,943)	(13,173)	(1,297)
Unrealized foreign exchange (loss) from long-term intercompany loans, net of tax benefit of $53 and $24 for the three months ended September 30, 2022 and 2021, respectively, and $127 and $56 for the nine months ended September 30, 2022 and 2021, respectively	(273)	(121)	(645)	(282)
Comprehensive income (loss)	(11,979)	(287)	(74,882)	74,666
Less: Comprehensive loss attributable to noncontrolling interests	(265)	—	(962)	—
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$(11,714)	$(287)	$(73,920)	$74,666

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash	$57,275	$62,415
Restricted cash	4,176	2,734
Accounts receivable, net	156,311	291,287
Inventories	249,942	298,315
Prepaid expenses and other current assets	47,717	51,024
Total current assets	515,421	705,775
Restricted cash, noncurrent	231	231
Property and equipment, net	26,710	16,819
Goodwill	346,302	317,054
Intangible assets, net	224,256	225,709
Other assets	70,348	71,808
Total assets	$1,183,268	$1,337,396
Liabilities
Current liabilities:
Debt maturing within one year	$4,655	$4,753
Accounts payable	162,213	236,120
Other liabilities and accrued expenses	158,170	205,874
Total current liabilities	325,038	446,747
Long-term debt	239,052	242,898
Deferred tax liabilities	16,413	25,700
Other liabilities, noncurrent	47,796	53,871
Total liabilities	628,299	769,216
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interests	27,977	—
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 95,950 and 94,510 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	9
Additional paid-in capital	504,633	470,364
Retained earnings	24,720	98,147
Accumulated other comprehensive loss	(13,163)	(340)
Total Corsair Gaming, Inc. stockholders’ equity	516,200	568,180
Nonredeemable noncontrolling interests	10,792	—
Total permanent equity	526,992	568,180
Total liabilities, temporary equity and permanent equity	$1,183,268	$1,337,396

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity

Balance as of June 30, 2022	95,780	$10	$498,741	$33,621	$(7,660)	$524,712	$10,900	$535,612
Net income (loss)	—	—	—	(6,211)	—	(6,211)	109	(6,102)
Other comprehensive loss	—	—	—	—	(5,503)	(5,503)	(217)	(5,720)
Change in redemption value of redeemable noncontrolling interests	—	—	—	(2,690)	—	(2,690)	—	(2,690)
Issuance of common stock in connection with employee equity incentive plans	195	—	624	—	—	624	—	624
Shares withheld related to net share settlement	(25)	—	(402)	—	—	(402)	—	(402)
Stock-based compensation	—	—	5,670	—	—	5,670	—	5,670
Balance as of September 30, 2022	95,950	$10	$504,633	$24,720	$(13,163)	$516,200	$10,792	$526,992

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interests	Equity

Balance as of June 30, 2021	93,790	$9	$456,010	$71,655	$2,012	$529,686	$—	$529,686
Net income	—	—	—	1,777	—	1,777	—	1,777
Other comprehensive loss	—	—	—	—	(2,064)	(2,064)	—	(2,064)
Issuance of common stock in connection with employee equity incentive plans	403	—	2,027	—	—	2,027	—	2,027
Shares withheld related to net share settlement	(7)	—	(208)	—	—	(208)	—	(208)
Stock-based compensation	—	—	5,797	—	—	5,797	—	5,797
Balance as of September 30, 2021	94,186	$9	$463,626	$73,432	$(52)	$537,015	$—	$537,015

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity

Balance as of December 31, 2021	94,510	$9	$470,364	$98,147	$(340)	$568,180	$—	$568,180
Issuance of common stock in relation to business acquisition	690	1	14,504	—	—	14,505	—	14,505
Noncontrolling interests from business combination	—	—	—	—	—	—	12,084	12,084
Net income (loss)	—	—	—	(61,097)	—	(61,097)	14	(61,083)
Other comprehensive loss	—	—	—	—	(12,823)	(12,823)	(406)	(13,229)
Change in redemption value of redeemable noncontrolling interests	—	—	—	(12,330)	—	(12,330)	—	(12,330)
Dividend paid to nonredeemable noncontrolling interests	—	—	—	—	—	—	(900)	(900)
Issuance of common stock in connection with employee equity incentive plans	822	—	4,132	—	—	4,132	—	4,132
Shares withheld related to net share settlement	(72)	—	(1,379)	—	—	(1,379)	—	(1,379)
Stock-based compensation	—	—	17,012	—	—	17,012	—	17,012
Balance as of September 30, 2022	95,950	$10	$504,633	$24,720	$(13,163)	$516,200	$10,792	$526,992

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interests	Equity

Balance as of December 31, 2020	91,935	$9	$438,667	$(2,813)	$1,527	$437,390	$—	$437,390
Net income	—	—	—	76,245	—	76,245	—	76,245
Other comprehensive loss	—	—	—	—	(1,579)	(1,579)	—	(1,579)
Issuance of common stock in connection with employee equity incentive plans	2,258	—	11,493	—	—	11,493	—	11,493
Shares withheld related to net share settlement	(7)	—	(215)	—	—	(215)	—	(215)
Stock-based compensation		—	13,681	—	—	13,681	—	13,681
Balance as of September 30, 2021	94,186	$9	$463,626	$73,432	$(52)	$537,015	$—	$537,015

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(61,064)	$76,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	16,877	13,656
Depreciation	7,695	7,581
Amortization	33,924	26,118
Debt issuance costs amortization	274	1,372
Loss on debt extinguishment	—	4,868
Deferred income taxes	(19,552)	(6,556)
Other	1,721	1,649
Changes in operating assets and liabilities:
Accounts receivable	133,362	38,556
Inventories	54,371	(102,896)
Prepaid expenses and other assets	(7,132)	(7,790)
Accounts payable	(74,091)	(51,842)
Other liabilities and accrued expenses	(41,243)	24,100
Net cash provided by operating activities	45,142	25,061
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(19,534)	(1,684)
Payment of deferred contingent consideration	(95)	(4,678)
Purchase of property and equipment	(19,850)	(7,677)
Investment in available-for-sale convertible note	(1,000)	—
Net cash used in investing activities	(40,479)	(14,039)
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	248,513
Repayment of debt	(3,750)	(326,974)
Payment of debt issuance costs	(267)	—
Borrowing from line of credit	626,000	—
Repayment of line of credit	(626,000)	—
Payment of contingent consideration	(438)	—
Proceeds from issuance of shares through employee equity incentive plans	4,132	11,493
Payment of taxes related to net share settlement of equity awards	(1,399)	(215)
Dividends paid to noncontrolling interests	(2,205)	—
Net cash used in financing activities	(3,927)	(67,183)
Effect of exchange rate changes on cash	(4,434)	(1,078)
Net decrease in cash and restricted cash	(3,698)	(57,239)
Cash and restricted cash at the beginning of the period	65,380	133,568
Cash and restricted cash at the end of the period	$61,682	$76,329
Supplemental cash flow disclosures:
Cash paid for interest	$5,406	$10,066
Cash paid for income taxes	9,243	9,842
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,617	$2,084
Right-of-use assets obtained in exchange for operating lease liabilities	1,767	34,557
Issuance of common stock relating to business acquisition	14,505	—
Debt issuance costs unpaid at period end	283	168

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

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitor, among others.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accounting policies we follow are set forth in Part II, Item 8, Note 2, “Significant Accounting Policies”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2021 which was filed with the SEC on March 1, 2022.

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of September 30, 2022 and our results of operations for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

On January 1, 2022 (the “Closing” or “Closing Date”), we completed the acquisition of a 51% ownership stake in Elgato iDisplay Holdings LTD. and its related companies (together “iDisplay”). (See Note 5, “Business Combination - iDisplay Acquisition” for more details on the iDisplay Acquisition). We have determined that iDisplay does not qualify as a VIE and Corsair has a controlling financial interest in iDisplay under the VOE model and therefore, iDisplay’s results of operations are fully consolidated with Corsair with effect from January 1, 2022. As a result, we recorded net income of $0.3 million and $33 thousand attributable to noncontrolling interests in our condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively, equal to the 49% of the ownership interest retained in iDisplay by the noncontrolling interests.

Noncontrolling Interests

We have included both redeemable noncontrolling interests and noncontrolling interests in our condensed consolidated balance sheet in connection with our consolidation of the 51% ownership of iDisplay.

Redeemable noncontrolling interests that are redeemable and not solely within our control are classified within temporary equity in the condensed consolidated balance sheets. Redeemable noncontrolling interests are measured at the greater of the redemption value (calculated based on the formula stipulated in the Shareholders Agreement between the iDisplay seller and Corsair and, including the amounts for dividends not currently declared or paid, for which the payment is not solely within our control), or the carrying value before giving effect to the redemption feature. The redeemable noncontrolling interests are recorded at their maximum redemption value at each reporting date. The redemption value is remeasured each quarter and changes in the value are recognized immediately. Any resulting change in the value of the redeemable noncontrolling interests is recognized through retained earnings and this adjustment also impacts the net income or loss attributable to common stockholders of Corsair Gaming, Inc used in the net income (loss) per share calculation. (See Note 15 for more information regarding the redeemable noncontrolling interests).

In addition, we have noncontrolling interests recorded at carrying value which do not have redemption features and are classified within permanent equity in our condensed consolidated balance sheet.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, and deferred income tax. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment.

Risks and Uncertainties

In February 2022, Russia invaded Ukraine resulting in, among other things, broad economic sanctions being imposed on Russia, and Russia’s drastic reduction in supply of natural gas to Europe in response, which has further increased existing global supply chain, logistics, and inflationary challenges and energy costs. Although our business in Russia and Ukraine was not material to our results, we believe the war has degraded the consumer sentiment in Europe and coupled with the unexpected worldwide inflationary pressures and the negative impacts from the strengthening of the U.S. dollar, has dampened consumer spending, which led to the 20.3% and 29.9% decrease in our net revenue in the three and nine months ended September 30, 2022, respectively, compared to the same periods last year.

Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Since early 2020 through the first half of 2021, we have experienced an increase in demand for our gear as more people were under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has resulted in shelter-in-place and other similar restrictions being eased. Such easing of restrictions has resulted in consumers returning to other alternative forms of entertainment and interaction. This in turn has resulted in a decline in demand for our products since the second half of 2021.

In addition, we have experienced and may in the future continue to experience supply chain challenges, including longer production and shipping times, and increased shipping and logistics costs, each of which has negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints.

The extent of the impact of macroeconomic conditions, the COVID-19 pandemic and geopolitical tensions on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our mitigation plans.

During the second fiscal quarter of 2022, as part of the plan to rationalize inventory level to align with our updated revenue outlook for 2022, we increased our inventory impairment and related charges by approximately $22.7 million, as compared to the same period last year. In the third fiscal quarter of 2022, we have seen the excess inventory situation in the distribution channels begin to ease in the United States. Inventory impairment and related charges, of a routine nature, were recognized in the three months ended September 30, 2022, and the amount was immaterial.

In order to align our expenses with the expected revenue level, we implemented a restructuring plan in 2022 and terminated 94 employees worldwide, resulting in approximately $1.6 million of restructuring costs, primarily consisting of severance and benefits. Our restructuring plan has been completed as of September 30, 2022.

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

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Foreign currency forward contracts(1)	$—	$828	$—	$828
Available-for-sale debt securities (2)	—	—	1,000	1,000
Total assets	$—	$828	$1,000	$1,828

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(3)	$—	$—	$954	$954
Foreign currency forward contracts(1)	—	15	—	15
Total liabilities	$—	$15	$954	$969

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Foreign currency forward contracts(1)	$—	$33	$—	$33
Other	—	3	—	3
Total assets	$—	$36	$—	$36

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(3)	$—	$—	$1,250	$1,250
Foreign currency forward contracts(1)	—	427	—	427
Other	—	—	224	224
Total liabilities	$—	$427	$1,474	$1,901

(1)	The fair values of the forward contracts were based on similar exchange traded derivatives and the related asset or liability is included within Level 2 of the fair value hierarchy.

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

(3)

In December 2019, one of our subsidiaries entered into an Agreement and Plan of Merger with Scuf Holdings, Inc. and its subsidiaries (collectively “SCUF”) and acquired 100% of their equity interests (the “SCUF Acquisition”). The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement, and these estimates represent a level 3 fair value measurement. The $1.3 million liability as of December 31, 2021 consisted of $0.3 million based on a contractual amount and the remaining $1.0 million is subject to update upon filing our tax return for tax year 2021. In March 2022, we paid the $0.3 million contractual amount, and the contingency around the remaining $1.0 million liability is expected to be resolved in the fourth quarter of 2022 and this amount is expected to be paid by the end of 2022.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $32.4 million and $48.6 million as of September 30, 2022 and December 31, 2021, respectively, none of which have been designated as hedging instruments during the periods presented. Total fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $1.5 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and was $4.1 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The seller of iDisplay (the “iDisplay Seller”) has retained 49% noncontrolling interests in iDisplay. Under the Shareholders Agreement between Corsair and the iDisplay Seller, a put option was provided to the iDisplay Seller and a call option was provided to Corsair for the option to transfer (i) 14% ownership interest in iDisplay to Corsair upon the first anniversary of the Closing and (ii) an additional 15% of ownership interest in iDisplay to Corsair upon the second anniversary of the Closing. Both put and call options expire on January 1, 2025. The exercise price of the put option and the call option is based on multiples of iDisplay’s trailing twelve-month earnings before interest, income tax, depreciation and amortization (“TTM EBITDA”) less any debt. The 29% noncontrolling interests entitled to the put option is considered a redeemable noncontrolling interests. See Note 2, “Summary of Significant Accounting Policies – Noncontrolling Interests” and Note 15, “Redeemable Noncontrolling Interests” for more information regarding the redeemable noncontrolling interests.

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

Subsequent to the iDisplay Acquisition Closing Date, we recorded measurement period adjustments which increased goodwill by $1.0 million and decreased identifiable intangible assets and deferred liabilities by $1.1 million and $0.1 million, respectively. The final allocation of the iDisplay Acquisition purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows (in thousands):

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

Acquisition-related costs

We incurred acquisition-related costs of approximately $0.1 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million for the year ended December 31, 2021. These costs are recorded in sales, general and administrative expenses in the consolidated statement of operations.

Unaudited Pro-forma Financial Information

Pro forma financial information is not included because the effects of the acquisition are not material to our consolidated statements of operations for 2021.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2021	$145,310	$171,744	$317,054
Addition from iDisplay Acquisition	3,485	28,485	31,970
Measurement period adjustments	235	782	1,017
Effect of foreign currency exchange rates	(157)	(3,582)	(3,739)
Balance as of September 30, 2022	$148,873	$197,429	$346,302

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$53,986	$21,821	$32,165	$32,086	$14,922	$17,164
Trade name	29,339	6,253	23,086	30,665	4,942	25,723
Customer relationships	218,527	111,405	107,122	218,566	94,910	123,656
Patent portfolio	31,042	9,884	21,158	31,481	8,196	23,285
Non-competition agreements	—	—	—	2,521	2,193	328
Supplier relationships	5,922	740	5,182	—	—	—
Total finite-life intangibles	338,816	150,103	188,713	315,319	125,163	190,156
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	113	—	113	123	—	123
Total intangible assets	$374,359	$150,103	$224,256	$350,872	$125,163	$225,709

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

The estimated future amortization expense of intangible assets as of September 30, 2022 is as follows (in thousands):

Amounts

Remainder of 2022	$9,670
2023	37,561
2024	36,110
2025	35,814
2026	32,454
Thereafter	37,104
Total	$188,713

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

Cash and Restricted Cash

	September 30, 2022	December 31, 2021

Cash	$57,275	$62,415
Restricted cash—short term	4,176	2,734
Restricted cash—noncurrent	231	231
Total cash and restricted cash	$61,682	$65,380

Accounts Receivable, Net

	September 30, 2022	December 31, 2021

Accounts receivable from customers	$131,340	$291,816
Due from factor	25,599	—
Allowance for doubtful accounts	(628)	(529)
Accounts receivable, net	$156,311	$291,287

On September 29, 2022, one of our fully consolidated subsidiaries entered into an accounts receivable factoring agreement (“Factoring Agreement”) with a third-party financial institution (“Factor”). Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. Proceeds from factoring the accounts receivable are due upon collection of payments from the customers, but upon our request, the Factor may, at their sole discretion, remit a portion of the proceeds to us prior to their collection of payments from the customers. Our obligations to the Factor arising from the Factoring Agreement are secured by certain assets of our subsidiary. In the three months ended September 30, 2022, we sold receivables and received cash proceeds of $66.3 million and $40.6 million, respectively. The cost of factoring is included in selling, general and administrative expenses in our condensed consolidated statements of operations and the amount incurred in the three months ended September 30, 2022, was immaterial.

As of September 30, 2022, the amount due from the Factor was $25.6 million, or 16.4% of our accounts receivable, net balance, with one other customer with more than 10% of our accounts receivable, net balance. Two customers represented 10% or more of our accounts receivable, net balance as of December 31, 2021.

Inventories

	September 30, 2022	December 31, 2021

Raw materials	$51,726	$62,110
Work in progress	9,975	4,931
Finished goods	188,241	231,274
Inventories	$249,942	$298,315

Property and Equipment, Net

	September 30, 2022	December 31, 2021

Manufacturing equipment	$27,342	$26,094
Computer equipment, software and office equipment	11,757	9,407
Furniture and fixtures	4,884	5,154
Leasehold improvements	15,935	4,709
Total property and equipment	$59,918	$45,364
Less: Accumulated depreciation and amortization	(33,208)	(28,545)
Property and equipment, net	$26,710	$16,819

Other Assets

	September 30, 2022	December 31, 2021

Right-of-use assets	$43,095	$51,387
Deferred tax asset	20,093	12,737
Other	7,160	7,684
Other assets	$70,348	$71,808

Other Liabilities and Accrued Expenses

	September 30, 2022	December 31, 2021

Accrued reserves for customer incentive programs	$52,151	$66,733
Accrued reserves for sales return	26,989	37,166
Income tax payable	13,902	6,316
Accrued freight expenses	11,931	18,296
Accrued payroll and related expense	10,280	20,526
Operating lease liabilities, current	7,690	9,457
Contract liabilities	3,406	6,663
Other	31,821	40,717
Other liabilities and accrued expenses	$158,170	$205,874

Other Liabilities, Noncurrent

	September 30, 2022	December 31, 2021

Operating lease liabilities, noncurrent	$44,574	$51,153
Other	3,222	2,718
Other liabilities, noncurrent	$47,796	$53,871

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the purchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. In connection with such nonmonetary transactions with our manufacturers, as of September 30, 2022, we recognized $0.5 million prepaid inventory and $0.6 million accrued liabilities and as of December 31, 2021, we recognized $5.0 million prepaid inventory and $5.4 million accrued liabilities in the condensed consolidated balance sheet.

Because the transactions are nonmonetary, they have not been included in the condensed consolidated statements of cash flows pursuant to ASC 230, Statement of Cash Flows.

8. Debt

Our debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Term Loan (variable rate) due September 2026	$245,000	$248,750
Debt discount and issuance cost, net of amortization	(1,293)	(1,099)
Total debt	243,707	247,651
Less: debt maturing within one year	4,655	4,753
Long-term debt	$239,052	$242,898

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

We may prepay the First Lien Term Loan and the Revolver at any time without premium or penalty other than customary LIBOR breakage. In the nine months ended September 30, 2021, with the excess cash on hand, we made voluntary prepayments of $78.3 million. The remaining $248.5 million of the First Lien Term Loan was fully prepaid with the proceeds from the Term Loan (defined below) on September 3, 2021, and as a result, all obligations and covenants thereunder were terminated. Accordingly, we recorded losses on extinguishment of debt of $4.9 million for the nine months ended September 30, 2021.

The effective interest rate inclusive of the debt discount and debt issuance costs for the First Lien was approximately 5.7% and 5.4% for the three and nine months ended September 30, 2021, respectively.

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

On June 30, 2022, we entered into a First Amendment of the Credit Agreement (“First Amendment”), which among other changes resulted in the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) being utilized as a replacement rate for LIBOR. Consequently, following the First Amendment, the Term Loan and Revolving Facility will each bear interest at the Company’s election at either (a) BSBY plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement) as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. In addition, pursuant to the First Amendment, the maximum permitted Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) was also amended to increase to 3.50 to 1.0 between the quarters ending September 30, 2022 through and including March 31, 2023, and such ratio will revert to 3.00 to 1.00 from the quarter ended June 30, 2023 and each quarter thereafter, provided that, upon the occurrence of a Qualified Acquisition (as defined in the Credit Agreement), such ratio can be increased to 3.50 to 1.0 temporarily provided all the requirements set forth in the Credit Agreement are met.

On September 29, 2022, we entered into an accounts receivable Factoring Agreement with a Factor. See Note 7 “Balance Sheet Components – Accounts Receivable, Net” for additional information on the Factoring Agreement. In connection with the Factoring Agreement, we also entered into (i) a Second Amendment (“Second Amendment”) to the Credit Agreement to permit the transactions contemplated by the Factoring Agreement and (ii) an Assignment of Factoring Proceeds and Intercreditor Agreement with the Factor and the administrative agent under the Credit Agreement to establish the respective rights of the Factor and the Credit Agreement Agent in and to the related factoring collateral.

The First and Second Amendment were both accounted for as debt modifications.

As of September 30, 2022, we were not in default under the Credit Agreement.

As of September 30, 2022 and December 31, 2021, we had no outstanding balance under the Revolving Facility.

The carrying value of our Term Loan was $243.7 million and $247.7 million as of September 30, 2022 and December 31, 2021, respectively. The estimated fair value of the Term Loan as of September 30, 2022, which we have classified as a Level 2 financial instrument, was approximately $243.2 million.

The effective interest rate inclusive of the debt discount and debt issuance costs was approximately 3.8% and 2.5% for the three and nine months ended September 30, 2022, respectively.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

First Lien Guaranty Agreement:
Contractual interest expense for term loan	$—	$2,399	$—	$9,818
Amortization of debt discount and issuance cost	—	291	—	1,343
Loss on debt extinguishment	—	4,107	—	4,904
Credit Agreement:
Contractual interest expense for term loan	2,129	286	4,364	286
Contractual interest expense for revolving facility	489	—	964	—
Amortization of debt discount and issuance cost	102	29	274	29
Other	14	90	87	276
Total interest expense recognized	$2,734	$7,202	$5,689	$16,656

The estimated future principal payments under our total long-term debt as of September 30, 2022 are as follows (in thousands):

Amounts

Remainder of 2022	$1,250
2023	6,875
2024	12,500
2025	12,500
2026	211,875
Thereafter	—
Total debt	$245,000

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Beginning of the period	$4,765	$5,749	$5,655	$5,865
Warranty provision related to products shipped	244	1,690	2,709	5,223
Deductions for warranty claims processed	(1,449)	(1,678)	(4,804)	(5,327)
End of period	$3,560	$5,761	$3,560	$5,761

Unconditional Purchase Obligations

Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for various reporting applications and the related support services. Long-term non-cancelable purchase commitments as of September 30, 2022 were as follows (in thousands):

Amounts

Remainder of 2022	$563
2023	2,417
2024	2,417
2025	328
2026	—
Thereafter	—
Total	$5,725

Our total long term non-cancelable purchase commitments outstanding as of December 31, 2021 were $7.1 million.

Letters of Credit

There were no letters of credit outstanding as of September 30, 2022; total letters of credit outstanding were $0.5 million as of December 31, 2021. No amounts have been drawn upon the letters of credit for all periods presented.

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

10. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of September 30, 2022 and December 31, 2021.

11. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2022, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenue	$369	$282	$1,034	$756
Sales, general and administrative	4,505	4,889	13,518	11,061
Product development	769	641	2,329	1,839
Stock-based compensation expense, net of amounts capitalized (1)	$5,643	$5,812	$16,881	$13,656
Income tax benefits related to stock-based compensation expense	$123	$832	$493	$5,987

(1)	Total stock-based compensation expense capitalized in inventory and as cloud computing arrangement implementation costs were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	September 30, 2022
	Unrecognized Expense	Remaining weighted average period (In years)

Stock Options	$24,702	2.6
RSUs	27,773	3.0
ESPP	300	0.25
Total unrecognized stock-based compensation expense	$52,775

The total intrinsic value of options exercised was $0.4 million and $4.4 million for the three and nine months ended September 30, 2022, respectively, and was $8.8 million and $62.4 million for the three and nine months ended September 30, 2021, respectively. The total fair value of RSUs vested was $1.1 million and $4.0 million for the three and nine months ended September 30, 2022, respectively, and was $0.8 million for both the three and nine months ended September 30, 2021.

12. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Numerator
Net income (loss)	$(5,945)	$1,777	$(61,064)	$76,245
Less: Net income attributable to noncontrolling interests	266	—	33	—
Net income (loss) attributable to Corsair Gaming, Inc.	(6,211)	1,777	(61,097)	76,245
Change in redemption value of redeemable noncontrolling interests	(2,690)	—	(12,330)	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(8,901)	$1,777	$(73,427)	$76,245
Denominator
Basic weighted-average shares outstanding	95,858	93,918	95,537	92,894
Effect of dilutive securities (1)	—	6,123	—	7,222
Total diluted weighted-average shares outstanding	95,858	100,041	95,537	100,116

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.
Basic	$(0.09)	$0.02	$(0.77)	$0.82
Diluted	$(0.09)	$0.02	$(0.77)	$0.76

Anti-dilutive potential common shares (1)	11,241	1,226	10,941	792

(1)	Potential common share equivalents were not included in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

13. Income Taxes

The table below presents our income (loss) before income taxes, income tax benefit (expense) and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Income (loss) before income taxes	$(12,060)	$2,151	$(72,326)	$92,099
Income tax benefit (expense)	6,115	(374)	11,262	(15,854)
Effective tax rate	50.7%	17.4%	15.6%	17.2%

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

Our effective tax rates were 50.7% and 17.4% for the three months ended September 30, 2022 and 2021, respectively. The increase in effective tax rates was primarily due to the change in the forecast and the mix of losses between the various jurisdictions.

Our effective tax rates were 15.6% and 17.2% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in effective tax rates was primarily due to an increase in losses in our foreign subsidiaries, which was partially offset by a decrease in excess tax benefits from stock-based compensation recognized in the nine months ended September 30, 2022, as compared to the same period last year. In addition, in the nine months ended September 30, 2021, we recorded a $1.4 million one-time tax expense related to the remeasurement of our United Kingdom deferred tax liabilities as a result of the enactment of the increased corporate tax rate in the United Kingdom.

Unrecognized tax benefits were $3.8 million as of September 30, 2022 and December 31, 2021, and if recognized, would favorably affect the effective income tax rate in future periods.

14. Segment and Geographic Information

We have two reportable segments:

•

Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories and EpocCam software, as well as coaching and training services, among others.

•

Gaming Components and Systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitor, among others.

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

The table below summarizes the financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenue
Gamer and Creator Peripherals	$96,848	$139,260	$319,985	$470,329
Gaming Components and Systems	214,921	251,861	656,383	923,109
Total net revenue	$311,769	$391,121	$976,368	$1,393,438
Gross Profit
Gamer and Creator Peripherals	$31,790	$48,580	$85,405	$172,080
Gaming Components and Systems	39,770	52,782	113,370	219,961
Total gross profit	$71,560	$101,362	$198,775	$392,041

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenue
Americas	$164,378	$189,330	$506,835	$606,788
Europe and Middle East	91,092	147,703	284,521	560,905
Asia Pacific	56,299	54,088	185,012	225,745
Total net revenue	$311,769	$391,121	$976,368	$1,393,438

Revenues from sales to customers in the United States represented 44.7% and 41.4% for the three months ended September 30, 2022 and 2021, respectively, and represented 44.5% and 37.3% for the nine months ended September 30, 2022 and 2021, respectively. No other countries besides the United States represented 10% or more of total net revenue for each of the periods presented.

Two customers represented at least 10% of total net revenue for the three and nine months ended September 30, 2022. One customer represented at least 10% of total net revenue for the three and nine months ended September 30, 2021.

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

The following table presents the changes in redeemable noncontrolling interests for the periods presented (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Balance at beginning of period	$26,749	$—
Redeemable noncontrolling interests in iDisplay estimated at fair value at Closing Date	—	17,522
Net income attributable to redeemable noncontrolling interests	157	19
Other comprehensive loss attributable to redeemable noncontrolling interests	(314)	(589)
Dividend paid to the redeemable noncontrolling interests	(1,305)	(1,305)
Change in redemption value of redeemable noncontrolling interests (1)	2,690	12,330
Balance at end of period (2)	$27,977	$27,977
(1)

These amounts represent a $2.7 million and $12.3 million increase in redemption value over the carrying value for the three and nine months ended September 30, 2022 respectively. These amounts were recorded as an offset to retained earnings and increased the net loss used in the calculation of net loss per share attributable for these periods.

(2)

The redeemable noncontrolling interests balance at September 30, 2022 included the amount that would be paid to the noncontrolling interests holder if they exercise their put option (calculated based on multiples of iDisplay’s historical TTM EBITDA less any debt), and the accrual for dividends based on the Shareholders Agreement.

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

Overview

We are a leading global provider and innovator of high-performance gear for gamers, streamers and content creators, many of which build their own PCs using our components. Our gear is sold to end users worldwide through either our retail channel or our direct-to-consumer channel. In our retail channel, we distribute our gear either directly to the retailer, such as Amazon and Best Buy, or through key distributors. In the last two years, we have entered into four large new markets: microphones and cameras markets for content creators, the gaming monitors market and prebuilt gaming laptops market for both gamers and content creators. We continue to optimize the value of existing products and to introduce new products to the market driving growth. Over the longer term, we believe we will be able to continue to grow in new markets as well as the markets that we participate in through innovation and leading technologies and entry into new categories via organic growth or acquisition.

We group our products into two categories (operating segments):

•

Gamer and creator peripherals.  Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories, and EpocCam software, as well as coaching and training services, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitor, among others.

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

Summary of Financial Results

Our revenue for the three months ended September 30, 2022, decreased by $79.4 million or 20.3%, compared to the same period last year. Our revenue for the nine months ended September 30, 2022, decreased by $417.1 million or 29.9% compared to the same period last year. The decrease in revenue for the three- and nine-month periods was primarily driven by the continuing slowdown in consumer spending in Europe mainly related to the Russia and Ukraine war, the unexpected high inflationary pressure on consumer spending, and currency pressure from the strengthening of the U.S. dollar against the Euro and British Pound, causing some of our products to become more expensive in Europe. The decrease in revenue for the nine months ended September 30, 2022 was also partly due to the easing of the COVID-19 shelter in-place restrictions which resulted in decreased demand for our gear as consumers sought alternative forms of entertainment. The decrease in demand for our gear in 2022 resulted in a buildup of inventory in our warehouses as well as in the retail channel, causing our channel partners to delay ordering while they clear excess inventory. In the three months ended September 30, 2022, the excess inventory situation in the retail channel has begun to ease in the United States, and we expect it to gradually ease in Europe starting next quarter.

Our gross margins decreased from 25.9% to 23.0% for the three months ended September 30, 2022, and from 28.1% to 20.4% for the nine months ended September 30, 2022, in each case, as compared to the same periods last year. The decrease in our gross margins for the three- and nine-month periods were primarily due to increased logistics costs and higher promotional activities. The decrease in gross margin for the nine months ended September 30, 2022 was also partially due to the higher inventory impairment and related charges in 2022 as a result of our inventory rationalization plan to align our inventory balance with the updated revenue outlook for 2022. In addition, the decrease in gross margins for the three and nine months ended September 30, 2022 was partially offset by lower freight costs as the elevated freight rate caused by the pandemic has normalized to close to pre-pandemic level, beginning in the third fiscal quarter of 2022.

As of September 30, 2022, we had cash and restricted cash, in the aggregate of $61.7 million and $245.0 million Term Loan outstanding (face value). We generated $45.1 million cash from operations in the nine months ended September 30, 2022.

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

•

Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction and availability of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our gear. The shortage of reasonably priced GPUs since the second half of 2021 has had a negative impact to our gaming component revenue. Starting from the third fiscal quarter of 2022, we saw the availability of reasonably priced GPUs begin to normalize and bring along some positive effects to the market. In addition, we believe that our business success depends in part on the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, which in turn drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, as well as the availability and pricing of such CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce, sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers.

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

Impact of Customer Concentration

We operate a global sales network that consists primarily of retailers (including eRetailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with eRetailer Amazon accounting for 26.3% and 26.4% of our net revenue for the nine months ended September 30, 2022 and 2021, respectively, and sales to our ten largest customers accounting for approximately 52.0% and 50.5% of our net revenue for the nine months ended September 30, 2022 and 2021, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design that helps eRetailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. In 2022, we had launched and started shipping several new products, such as our new K70 Pro RGB keyboard and Elgato’s new accessories including our new Facecam and next generation of HD60 X Capture card, Corsair DDR5 memory and new high-performance gaming controllers including SCUF Reflex, Reflex Pro and Reflex FPS, among others. However, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new gear over those of our competitors.

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

Impact of Fluctuations in Currency Exchange Rates

We are subject to inherent risks attributed to operating in a global economy. Some of our international sales are denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries, in particular, our revenue for the three and nine months ended September 30, 2022 were negatively impacted by the strengthening of the U.S. dollar against the Euro and the British Pound. In addition, we generally pay our employees located outside the United States in the local currency, with a significant portion of those payments being made in Taiwan dollars and Euros. Additionally, as a result of our foreign sales and operations, we have other expenses, assets and liabilities that are denominated in foreign currencies, in particular the Chinese Yuan, Euro and British Pound.

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

Impact of Macroeconomic Conditions, COVID-19 Pandemic and Supply Chain Challenges

In February 2022, Russia invaded Ukraine resulting in, among other things, broad economic sanctions being imposed on Russia, which has further increased existing global supply chain, logistics, and inflationary challenges. Although our business in Russia and Ukraine was not material to our results, we believe the war has degraded the consumer sentiment in Europe and coupled with the unexpected worldwide inflationary pressures and the negative impacts from the strengthening of the U.S. dollar, has dampened consumer spending, which led to the 20.3% and 29.9% decrease in our net revenue in the three and nine months ended September 30, 2022, respectively, compared to the same periods last year.

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

In addition, we have experienced and may in the future continue to experience supply chain challenges, including longer production and shipping times, and increased shipping and logistics costs, each of which has negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints.

The extent of the impact of macroeconomic conditions, the COVID-19 pandemic, and geopolitical tensions on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our mitigation plans.

During the second fiscal quarter of 2022, as part of our plan to rationalize inventory level to align with our updated revenue outlook for 2022, we increased our inventory impairment and related charges by approximately $22.7 million, as compared to the same period last year. In the third fiscal quarter of 2022, we have seen the excess inventory situation in the distribution channels begin to ease in the United States. Inventory impairment and related charges, of a routine nature, were recognized in the three months ended September 30, 2022, and the amount was immaterial.

In order to align our expenses with the expected revenue level, we implemented a restructuring plan in 2022 and terminated 94 employees worldwide, resulting in approximately $1.6 million of restructuring costs in the nine months ended September 30, 2022, primarily consisting of severance and benefits. Our restructuring plan has been completed as of September 30, 2022.

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

Sales, general and administrative. Sales, general and administrative, or SG&A, expenses represent the largest component of our operating expenses and consist of distribution costs, sales, marketing and other general and administrative costs. Distribution costs include outbound freight and the costs to operate our distribution hubs. Sales and marketing costs relate to the costs to operate our global sales force that works in conjunction with our channel partners, gaming team and event sponsorships, advertising and marketing promotions of our products and services, costs of maintaining our web store and credit card processing fees related to sales on our webstore, personnel-related cost and allocated overhead costs. General and administrative costs consist primarily of personnel-related expenses for our finance, legal, human resources, IT and administrative personnel, as well as the costs of professional services related to these functions and allocated overhead costs. SG&A expenses also includes factoring fees.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of the net income of iDisplay attributable to the 49% ownership interest of iDisplay not acquired by Corsair.

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenue	$311,769	$391,121	$976,368	$1,393,438
Cost of revenue	240,209	289,759	777,593	1,001,397
Gross profit	71,560	101,362	198,775	392,041
Operating expenses:
Sales, general and administrative	66,932	76,112	216,456	234,134
Product development	15,616	14,495	50,752	45,150
Total operating expenses	82,548	90,607	267,208	279,284
Operating income (loss)	(10,988)	10,755	(68,433)	112,757
Other (expense) income:
Interest expense	(2,734)	(7,202)	(5,689)	(16,656)
Other income (expense), net	1,662	(1,402)	1,796	(4,002)
Total other expense, net	(1,072)	(8,604)	(3,893)	(20,658)
Income (loss) before income taxes	(12,060)	2,151	(72,326)	92,099
Income tax benefit (expense)	6,115	(374)	11,262	(15,854)
Net income (loss)	(5,945)	1,777	(61,064)	76,245
Less: Net income attributable to noncontrolling interests	266	—	33	—
Net income (loss) attributable to Corsair Gaming, Inc.	$(6,211)	$1,777	$(61,097)	$76,245

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.0	74.1	79.6	71.9
Gross profit	23.0	25.9	20.4	28.1
Operating expenses:
Sales, general and administrative	21.5	19.5	22.2	16.8
Product development	5.0	3.7	5.2	3.2
Total operating expenses	26.5	23.2	27.4	20.0
Operating income (loss)	(3.5)	2.7	(7.0)	8.1
Other (expense) income:
Interest expense	(0.9)	(1.8)	(0.6)	(1.2)
Other income (expense), net	0.5	(0.4)	0.2	(0.3)
Total other expense, net	(0.4)	(2.2)	(0.4)	(1.5)
Income (loss) before income taxes	(3.9)	0.5	(7.4)	6.6
Income tax benefit (expense)	2.0	(0.1)	1.2	(1.1)
Net income (loss)	(1.9)	0.4	(6.2)	5.5
Less: Net income attributable to noncontrolling interests	0.1	—	0.0	—
Net income (loss) attributable to Corsair Gaming, Inc.	(2.0)%	0.4%	(6.2)%	5.5%

Components of Results of Operations

Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Net revenue	$311,769	$391,121	$976,368	$1,393,438

Net revenue decreased $79.4 million, or 20.3%, for the three months ended September 30, 2022, as compared to the same period last year. The decrease was due to a 30.5% decrease in sales for our gamer and creator peripherals segment and a 14.7% decrease in sales for our gaming components and systems segment.

Net revenue decreased $417.1 million, or 29.9%, for the nine months ended September 30, 2022, as compared to the same period last year. The decrease was due to a 32.0% decrease in sales for our gamer and creator peripherals segment and a 28.9% decrease in sales for our gaming components and systems segment.

We believe the decrease in net revenue in both segments for the three- and nine-month periods was primarily due to consumer consumption in Europe being negatively impacted by the Russia-Ukraine war, coupled with lower consumer discretionary spending due to higher-than-expected inflationary pressures, as well as currency pressure from the strengthening of the U.S. dollar against the Euro and British Pound, causing some of our products to become more expensive in Europe. The decrease in our Europe and Middle East Region net revenue accounted for approximately 71.3% and 66.3% of the decline in our total net revenue in the three and nine months ended September 30, 2022, respectively. The decrease in our net revenue for the nine months ended September 30, 2022 was also in part due to a slow-down in demand compared to the same period last year as a result of more entertainment options becoming available due to the easing of the COVID-19 shelter-in-place restrictions, starting in the second half of 2021.

Gross Profit and Gross Margin (defined as gross profit as a percentage of revenue)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Gross profit	$71,560	$101,362	$198,775	$392,041
Gross margin	23.0%	25.9%	20.4%	28.1%

Gross margin decreased by 2.9% for the three months ended September 30, 2022, as compared to the same period last year. This decrease was primarily attributable to an unfavorable shift towards higher mix of net revenue from our lower margin gaming components and systems segment, increased promotional activity and logistics costs, as well as increased amortization of intangible assets from our iDisplay acquisition.

Gross margin decreased by 7.7% for the nine months ended September 30, 2022, as compared to the same period last year. This decrease was primarily attributable to an increase in inventory impairment and related charges in 2022 due to the inventory rationalization plan to align our inventory balance with our updated revenue outlook for 2022. The gross margin in the nine months ended September 30, 2022, as compared to the same period last year was also negatively impacted by increased promotional activity and logistics costs, as well as increased amortization of intangible assets from the iDisplay acquisition.

In addition, the decrease in gross margins for the three and nine months ended September 30, 2022, was partially offset by lower freight costs as the elevated freight rate caused by the pandemic has normalized to close to pre-pandemic level, beginning in the third fiscal quarter of 2022.

Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Sales, general and administrative	$66,932	$76,112	$216,456	$234,134

SG&A expenses decreased $9.2 million, or 12.1%, for the three months ended September 30, 2022, as compared to the same period last year. The decrease was primarily due to a $4.0 million decrease in distribution cost including outbound freight cost due to decreased sales volume, a $3.4 million decrease in marketing and advertising expenses, and a $0.8 million decrease in personnel-related costs.

SG&A expenses decreased $17.7 million, or 7.6%, for the nine months ended September 30, 2022, as compared to the same period last year. The decrease was primarily due to a $9.2 million decrease in distribution cost including outbound freight cost with lower shipment volume, a $5.5 million decrease in personnel-related costs with lower bonus expense, a $3.4 million decrease in marketing and advertising expenses and a $1.8 million decrease in legal and other professional fees. These decreases were offset partially by a $3.5 million charge related to the acceleration of the amortization of capitalized cloud computing implementation costs in the nine months ended September 30, 2022.

Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Product development	$15,616	$14,495	$50,752	$45,150

Product development expenses increased $1.1 million, or 7.7%, for the three months ended September 30, 2022, as compared to the same period last year. The increase was primarily due to a $0.9 million increase in amortization of intangible assets acquired in the iDisplay acquisition.

Product development expenses increased $5.6 million, or 12.4%, for the nine months ended September 30, 2022, as compared to the same period last year. The increase was primarily due to a $2.9 million increase in amortization of intangible assets acquired in the iDisplay acquisition and a $2.6 million increase in allocation of corporate IT-related and facility-related costs.

Interest Expense and Other (Expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Interest expense	$(2,734)	$(7,202)	$(5,689)	$(16,656)
Other (expense) income, net	1,662	(1,402)	1,796	(4,002)

Interest expense decreased $4.5 million, or 62.0%, for the three months ended September 30, 2022, as compared to the same period last year. Interest expenses decreased $11.0 million, or 65.8%, for the nine months ended September 30, 2022, as compared to the same period last year. The decrease in interest expense in both the three- and nine-month periods was primarily due to a lower principal balance on our Term Loan executed in September 2021 which replaced our First Lien Term Loan and lower interest rate compared to the same periods last year.

Other (expense) income, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Income (loss) before income taxes	$(12,060)	$2,151	$(72,326)	$92,099
Income tax benefit (expense)	6,115	(374)	11,262	(15,854)
Effective tax rate	50.7%	17.4%	15.6%	17.2%

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

Our effective tax rates were 50.7% and 17.4% for the three months ended September 30, 2022, and 2021, respectively. The increase in effective tax rates was primarily due to the change in the forecast and the mix of losses between various jurisdictions.

Our effective tax rates were 15.6% and 17.2% for the nine months ended September 30, 2022, and 2021, respectively. The decrease in effective tax rates was primarily due to an increase in losses in our foreign subsidiaries which was partially offset by a decrease in excess tax benefits from stock-based compensation recognized in the nine months ended September 30, 2022, as compared to the same period last year. In addition, in the nine months ended September 30, 2021, we recorded a $1.4 million one-time tax expense related to the remeasurement of our United Kingdom deferred tax liabilities as a result of the enactment of the increased corporate tax rate in the United Kingdom.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

Gamer and Creator Peripherals Segment	$96,848	31.1%	$139,260	35.6%	$319,985	32.8%	$470,329	33.8%
Gaming Components and Systems Segment
Memory Products	115,194	36.9	115,524	29.5	346,468	35.5	436,123	31.3
Other Component Products	99,727	32.0	136,337	34.9	309,915	31.7	486,986	34.9
	214,921	68.9	251,861	64.4	656,383	67.2	923,109	66.2
Total Net Revenue	$311,769	100.0%	$391,121	100.0%	$976,368	100.0%	$1,393,438	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment decreased $42.4 million, or 30.5%, for the three months ended September 30, 2022 as compared to the same period last year, primarily due to the decline in consumer demand in Europe due to the war between Russia and Ukraine, inflationary economic pressures and currency pressure from the strengthening of the U.S. dollar against the Euro and British Pound, causing some of our products to be more expensive in Europe.

Net revenue of the gamer and creator peripherals segment decreased $150.3 million, or 32.0%, for the nine months ended September 30, 2022 as compared to the same period last year, primarily due to the decline in consumer demand in Europe due to the war between Russia and Ukraine, inflationary economic pressures and currency pressure from the strengthening of the U.S. dollar against the Euro and British Pound, causing some of our products to be more expensive in Europe. The decrease in net revenue in the nine months ended September 30, 2022 was also partly due to the easing of the COVID-19 shelter-in-place restriction because more entertainment options becoming available, starting in the second half of 2021.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment decreased $36.9 million, or 14.7%, for the three months ended September 30, 2022 as compared to the same period last year, primarily attributable to our other components products, which was more affected by the decline in consumer demand in Europe due to the war between Russia and Ukraine and the inflationary economic pressures.

Net revenue of the gaming components and systems segment decreased $266.7 million, or 28.9%, for the nine months ended September 30, 2022 as compared to the same period last year, primarily driven by the decline in consumer demand in Europe due to the war between Russia and Ukraine and inflationary economic pressures. In addition, the decrease in net revenue for the nine months ended September 30, 2022 was also attributable to the shortage of reasonably priced GPUs which curtailed the demand for new PC builds and its components, as well as supply and logistics constraints caused by the COVID-19 pandemic. The availability of reasonably priced GPUs began to normalize in the three months ended September 30, 2022 and together with the new technology platforms launched by Nvidia, AMD and Intel during such period, we expect to see some positive impact in the customer demand for our component products beginning in the fourth quarter of 2022.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

Gamer and Creator Peripherals Segment	$31,790	32.8%	$48,580	34.9%	$85,405	26.7%	$172,080	36.6%
Gaming Components and Systems Segment
Memory Products	16,595	14.4	15,935	13.8	46,545	13.4	77,984	17.9
Other Component Products	23,175	23.2	36,847	27.0	66,825	21.6	141,977	29.2
	39,770	18.5	52,782	21.0	113,370	17.3	219,961	23.8
Total Gross Profit	$71,560	23.0%	$101,362	25.9%	$198,775	20.4%	$392,041	28.1%

Gamer and Creator Peripherals Segment

The gross margin of the gamer and creator peripherals segment decreased in the three months ended September 30, 2022 by 2.1% as compared to the same period last year, primarily due to increased promotional activity and logistics costs, as well as increased amortization of intangible assets from the iDisplay acquisition.

The gross margin of the gamer and creator peripherals segment decreased in the nine months ended September 30, 2022 by 9.9% as compared to the same period last year, primarily attributable to an increase in inventory impairment and related charges in 2022 due to the inventory rationalization plan to align our inventory balance with our updated revenue outlook for 2022, as well as increased logistics costs and promotional activity, and increased amortization of intangible assets from the iDisplay acquisition.

In addition, the decrease in gross margins of the gamer and creator peripherals segment for the three and nine months ended September 30, 2022, was partially offset by lower freight costs as the elevated freight rate caused by the pandemic has normalized to close to pre-pandemic level, beginning in the third fiscal quarter of 2022.

Gaming Components and Systems Segment

The gross margin of the gaming components and systems segment decreased in the three months ended September 30, 2022 by 2.5% as compared to the same period last year, primarily attributable to a change in sales mix toward more lower margin products in this segment as well as increased promotional activity.

The gross margin of the gaming components and systems segment decreased in the nine months ended September 30, 2022 by 6.5% as compared to the same period last year, primarily attributable to an increase in inventory impairment and related charges in 2022 due to the inventory rationalization plan to align our inventory balance with our updated revenue outlook for 2022, as well as increased logistics costs and promotional activity.

In addition, the decrease in gross margins of the gaming components and systems segment for the three and nine months ended September 30, 2022, was partially offset by lower freight costs as the elevated freight rate caused by the pandemic has normalized to close to pre-pandemic level, beginning in the third fiscal quarter of 2022.

Liquidity and Capital Resources

Our principal sources of liquidity have been the payments received from customers purchasing our products and the borrowings under our Credit Agreement (defined below).

On September 29, 2022, one of our subsidiaries entered into an accounts receivable Factoring Agreement with a Factor, a third-party financial institution. Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. Our obligations to the Factor arising from the Factoring Agreement are secured by certain assets of our subsidiary. The cost of factoring is not expected to have a material effect to our overall liquidity, financial condition or results of operations.

Our principal uses of cash generally will include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, continued investments in businesses and technology, and selective mergers and acquisitions.

As of September 30, 2022, we had cash and restricted cash, in aggregate of $61.7 million, including $19.7 million held by our foreign subsidiaries. Amounts held outside of the United States are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the United States generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at September 30, 2022, supplemented with the borrowings under our Revolving Credit Facility will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$45,142	$25,061
Investing activities	(40,479)	(14,039)
Financing activities	(3,927)	(67,183)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $45.1 million and consisted of $65.3 million net cash inflow from changes in our net operating assets and liabilities, partially offset by our net loss of $61.1 million, which included non-cash adjustments of $40.9 million. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts receivable mainly from the cash we received from the Factor during the period and a decrease in inventories mainly from lower purchases. These net cash inflows were partially offset by a decrease in accounts payable due to lower inventory purchases and a decrease in other liabilities and accrued expenses mainly due to lower accrual for sales returns and customer incentives and bonus expense. The non-cash adjustments consisted primarily of amortization and depreciation, stock-based compensation expense and change in net deferred tax liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2021 was $25.1 million and consisted of net income of $76.2 million and non-cash adjustments of $48.7 million and was partially offset by $99.8 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization and depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs and change in deferred tax assets. The net cash outflow from changes in our net operating assets and liabilities was primarily related to an increase in inventory, prepaid expenses and other assets, and a decrease in accounts payable mainly due to timing of payments. The net cash outflow was partially offset by a decrease in accounts receivable and an increase in other liabilities and accrued expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $40.5 million for the nine months ended September 30, 2022 and primarily consisted of $19.5 million for the iDisplay acquisition (net of cash acquired), $19.9 million capital expenditure including renovation and furnishing of our new headquarters in Milpitas, California, as well as purchases of equipment and software, and $1.0 million for the investment in an available-for-sale convertible note.

Cash used in investing activities was $14.0 million for the nine months ended September 30, 2021 and consisted of $7.7 million for the purchase of capital equipment and software, $4.7 million for the payment of deferred and contingent consideration primarily related to the Origin business acquisition, and $1.7 million for the acquisition of an immaterial business.

Cash Flows from Financing Activities

Cash used in financing activities was $3.9 million for the nine months ended September 30, 2022 and consisted primarily of $4.0 million repayment of debt and debt issuance costs, $2.2 million payment of dividends to noncontrolling interests, $1.4 million payment of taxes related to net share settlement of equity awards, partially offset by $4.1 million proceeds received from the issuance of shares through the employee equity incentive plans. During the nine months ended September 30, 2022, we also borrowed $626.0 million from our revolving credit facility to fund our operations and the full amount was repaid within the same period.

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

On June 30, 2022, we entered into a First Amendment of the Credit Agreement (“First Amendment”) which among other changes resulted in the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) being utilized as a replacement rate for LIBOR. Consequently, following the First Amendment, the Term Loan and Revolving Facility will each bear interest at our election at either (a) BSBY plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement) as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. In addition, pursuant to the First Amendment, the maximum permitted Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) was also amended to increase to 3.50 to 1.0 between the quarters ending September 30, 2022 through and including March 31, 2023, and such ratio will revert to 3.00 to 1.00 from the quarter ended June 30, 2023 and each quarter thereafter, provided that, upon the occurrence of a Qualified Acquisition (as defined in the Credit Agreement), such ratio can be increased to 3.50 to 1.0 temporarily provided all the requirements set forth in the Credit Agreement are met.

On September 29, 2022, we entered into an accounts receivable Factoring Agreement with a Factor. In connection with the Factoring Agreement, we also entered into (i) a Second Amendment (“Second Amendment”) to the Credit Agreement to permit the transactions contemplated by the Factoring Agreement and (ii) an Assignment of Factoring Proceeds and Intercreditor Agreement with the Factor and the administrative agent under the Credit Agreement to establish the respective rights of the Factor and the Credit Agreement Agent in and to the related factoring collateral.

As of September 30, 2022, we were not in default under the Credit Agreement. Total principal outstanding of the Term Loan was $245.0 million and the available and uncommitted capacity under the Revolving Credit Facility was $100 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash and other obligations as of September 30, 2022 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$292,965	$19,069	$49,446	$224,450	$—
Inventory-related purchase obligations (2)	68,402	67,442	960	—	—
Operating lease obligations (3)	65,281	10,775	17,745	11,801	24,960
Other purchase obligations (4)	21,179	17,978	3,201	—	—
Contingent consideration in connection with a business acquisition	954	954	—	—	—
Total	$448,781	$116,218	$71,352	$236,251	$24,960

(1)

Amounts represent the principal cash payments as of September 30, 2022 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8, “Debt” to our condensed consolidated financial statements for more information.

(2)	Amounts represent an estimate of purchase obligations related to inventory.
(3)	Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)	Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of September 30, 2022, we had $2.6 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

Critical Accounting Polices and Estimates

A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe to be applicable and we evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results may differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition.

Other than the new items discussed in Note 2 of our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

Interest Rate Risk

As of September 30, 2022, we had cash and restricted cash of $61.7 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of September 30, 2022, under the Credit Agreement, we had $245.0 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily BSBY. See Note 8, “Debt - Credit Agreement” to our condensed consolidated financial statements for additional information on the Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of September 30, 2022, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $2.5 million.

Foreign Currency Risk

Approximately 16.1% of our net revenue for the nine months ended September 30, 2022 was denominated in foreign currencies, primarily Euro and British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to three months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $32.4 million and $48.6 million as of September 30, 2022 and December 31, 2021, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

The impact of changes in foreign currency rates, including the gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $1.5 million and $(4.1) million for the nine months ended September 30, 2022 and 2021, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $1.0 million in our condensed consolidated financial statements for the nine months ended September 30, 2022.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that the success of our gear depends to a significant degree on our ability to identify new features or category opportunities, anticipate technological developments and market trends and distinguish our gear from those of our competitors. In order to further grow our business, we also will need to quickly develop, manufacture and ship innovative and reliable new gear and enhancements to our existing gear in a cost-effective and timely manner to take advantage of developments in enabling technologies and the introduction of new computer hardware, such as new generations of GPUs and CPUs, and computer games, all of which drive demand for our gear. Further, our growth depends in part on our ability to introduce and successfully market new gear and categories of gear. For example, in the last 24 months, we entered into four large new markets, namely the microphones and cameras markets for content creators, the gaming monitors market and prebuilt gaming laptops market for both gamers and content creators, and in the future, we intend to introduce other gear designed to appeal to these markets. To the extent we do so, we will likely encounter competition from large, well-known consumer electronics and peripherals companies. Some of these companies have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. We cannot predict whether we will be successful in developing or marketing new gear and categories of gear and, if we fail to do so, our business may be seriously harmed.

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

Competitors in the gamer and creator peripherals market. Our primary competitors in the market for gaming keyboards and mice include Logitech and Razer. Our primary competitors in the market for headset and related audio products include Logitech, Razer, Steel Series and HP through its HyperX brand. Our primary competitors in the gamer and creator streaming gear market include Logitech, following its acquisition of Blue Microphones, and AVerMedia. Our primary competitors in the performance controller market include Microsoft and Logitech.

Competitors in the gaming components and systems market. Our primary competitors in the market for PSUs, cooling solutions and computer cases include Cooler Master, NZXT, EVGA, Seasonic and Thermaltake. Our primary competitors in the market for DRAM modules include G.Skill, Kingston and Micron through its Crucial division. Our primary competitors in the market for prebuilt gaming PCs and laptops include Dell through its Alienware brand, HP through its Omen brand, Asus, MSI and Razer. Our primary competitors in the market for custom-built gaming PCs and laptops include iBuypower and Cyberpower.

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

Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency exchange rates. Because sales of our gear is denominated primarily in U.S. dollars, an increase in the value of the U.S. dollar relative to the currency used in the countries where our gear is sold has and may continue to result in an increase in the price of our gear in those countries, which has and may continue to lead to a reduction in sales in such countries. Likewise, because we pay our suppliers and third-party manufacturers, most of which are located outside of the United States, primarily in U.S. dollars, any decline in the value of the U.S. dollar relative to the applicable local currency, such as the Chinese Yuan or the New Taiwan dollar, may cause our suppliers and manufacturers to raise the prices they charge us. In addition, we generally pay our employees located outside the United States in the local currency and, as a result of our foreign sales and operations, we have other expenses, assets and liabilities that are denominated in foreign currencies and changes in the value of the U.S. dollar could result in significant increases in our expenses that may seriously harm our business.

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

Other negative effects on our business resulting from adverse economic conditions worldwide may include:

•	higher costs for promotions, customer incentive programs and other initiatives used to stimulate demand;
•	constraints on consumer spending caused by higher inflation, increased interest rates and exchange rate fluctuations, leading to weaker consumer demand for our products;
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

We use DRAM ICs produced by Samsung, Micron and Hynix in our DRAM modules. We purchase those DRAM ICs, pursuant to purchase orders and not long-term supply contracts, largely from third-party distributors and, to a lesser extent, directly from those manufacturers. According to the most recent external market share data for the trailing twelve months ended June 30, 2022, Samsung, a manufacturer of DRAM ICs, had an approximately 43% share of the worldwide DRAM IC market, compared to approximately 28% for Hynix and approximately 23% for Micron in each case for the same period. However, should supply from any of these vendors be limited, there can be no assurance that we would be able to meet our needs by purchasing DRAM ICs produced by other manufacturers or from agents and distributors. Further, there are a limited number of companies capable of producing the high-speed DRAM ICs required for our high-performance DRAM modules, and any inability to procure the requisite quantities and quality of DRAM ICs could reduce our production of DRAM modules and could seriously harm our business.

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

Starting in early 2020 in connection with the COVID-19 pandemic, we experienced an increase in demand for our gear as more people were under shelter-in-place restrictions, which we believe have limited people’s access to alternative forms of entertainment and social interaction, and thus have increased the demand for home entertainment and connecting with others through content creation. In contrast, as the COVID-19 pandemic subsides, it has resulted in shelter-in-place and other similar restrictions being eased, starting earlier 2021. Such easing of restrictions has resulted in consumers returning to other alternative forms of entertainment and interaction. This in turn has resulted in a decline in demand for our products since the second half of 2021. In addition, we have, and continue to, experience disruption in our supply chain and increased distribution costs, which led to increases in operating costs such as the significantly elevated ocean freight costs since the second half of 2021.

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

In addition, the conflict, sanctions against Russia and Russia’s drastic reduction to the supply of natural gas to Europe in response to sanctions has and could continue to negatively impact the production and sales of consumer electronics due to a variety of factors such as lower consumer confidence, increase the ongoing disruption of supply chains, worsen the current semiconductor chip shortage since Russia and Ukraine are critical suppliers of neon gas and palladium used in chip production, exacerbate energy shortages and high energy prices, and increase cybersecurity threats. These impacts have adversely impacted our operations, sales and profitability, and could continue to do so

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our suppliers and customers. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

A significant portion of our net revenue is generated by sales of DRAM modules and any significant decrease in the average selling prices of our DRAM modules would seriously harm our business.

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 33.2% and 27.2% of our net revenue in the nine months ended September 30, 2022 and 2021, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

In the nine months ended September 30, 2022 and 2021, sales to Amazon accounted for 26.3% and 26.4% of our net revenue, respectively. Sales to our ten largest customers accounted for 52.0% and 50.5% of the same period ended September 30, 2022 and 2021, respectively, of our net revenue. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on its payment to us, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

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

We believe one of the most significant risks associated with this concentration is that production may be interrupted or limited because of labor shortages in southern China, lockdowns due to COVID-19 outbreaks and by strains on the local infrastructure. In addition, production at facilities located in China, Taiwan or Southeast Asia, including our own manufacturing, testing and packaging facility in Taiwan, and deliveries from those facilities, may be adversely affected by tensions, hostilities or trade disputes involving China, Taiwan, the United States or other countries. There is considerable potential political instability in Taiwan related to its disputes with China. In addition, political instability in countries in Southeast Asia where we source certain components, such as Thailand, could result in delays in shipments or our inability to source certain critical components for our products. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn may seriously harm our business.

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

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices or to address other technological trends, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $50.8 million and $45.2 million for the nine months ended September 30, 2022 and 2021, respectively, representing 5.2% and 3.2% of our net revenue for these periods, respectively. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

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

Order cancellations, product returns, price erosion, product obsolescence and rebates may result in substantial inventory and/or receivables write-downs and seriously harm our business.

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

In that regard, rights to return products vary by customer and range from the right to return defective products to limited stock rotation rights allowing the exchange of a limited percentage of the customer’s inventory for new product purchases. If the estimated market values of products held in our finished goods and work in process inventories at the end of any fiscal quarter are below our cost of these products, we will recognize charges to write down the carrying value of our inventories to net realizable value.

In addition, we provide a variety of rebates to both retailer and distributor customers, as well as gamers that purchase gear directly from us, including instant rebates, volume incentive rebates, back end rebates and mail-in rebates. We also have contractual agreements and cooperative marketing, promotional and other arrangements that provide rebates and other financial incentives to our retailer customers and gamers. To a limited extent, we also offer financial incentives related to retailer customer inventory of specific products. The aggregate amount of charges incurred as a result of all of these rebates and other financial incentives is offset from our gross revenue. For the nine months ended September 30, 2022 and 2021, our gross revenue was reduced approximately by 9.2% and 7.9%, respectively, as a result of these rebates. In the future, we also may be required to write down inventory or receivables due to product obsolescence or because of declines in market prices of our gear. Any write-downs or offsets could seriously harm our business.

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

We need substantial working capital to operate our business. We rely to a significant degree upon credit extended by many of our manufacturers and suppliers in order to meet our working capital needs. Credit terms vary from vendor to vendor but typically allow us zero to 120 days to pay for the products. However, notwithstanding the foregoing, there are instances when we are required to pay for gear in advance of it being manufactured and delivered to us. We may also utilize borrowings under our revolving credit facility to provide working capital, and access to external debt financing has historically been and will likely continue to be very important to us. As a result of any downturn in general economic conditions or conditions in the credit markets or other factors, manufacturers and suppliers may be reluctant to provide us with the same credit that they have in the past, which would require that we increase the level of borrowing under our revolving credit facility or obtain other external financing to provide for our substantial working capital needs. Additional financing may not be available on terms acceptable to us or at all. In particular, our access to other debt financing is limited by the negative covenant in our credit agreement restricting our ability to incur other indebtedness, as well as the financial covenants therein prohibiting our Consolidated Total Net Leverage Ratio from exceeding 3.5 to 1.0 from the quarter ending September 30, 2022 through and including March 31, 2023 and not exceeding 3.0 to 1.0 from the quarter ended June 30, 2023 and each quarter thereafter (provided that upon the occurrence of a Qualified Acquisition, as defined in the credit agreement, such ratio can be increased to 3.5 to 1.0 temporarily provided all the requirements defined in the credit agreement are met) or our Consolidated Interest Coverage Ratio being less than 3.0 to 1.0 (both tested quarterly on a trailing four fiscal quarter basis). As a result, such restrictions could limit, perhaps substantially, the amount of indebtedness we are permitted to borrow under other debt arrangements.

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

We had $243.7 million of indebtedness as of September 30, 2022. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, which require the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.5 to 1.0 from the quarter ending September 30, 2022 through and including March 31, 2023 and not exceeding 3.0 to 1.0 from the quarter ended June 30, 2023 and each quarter thereafter (provided that upon the occurrence of a Qualified Acquisition, as defined in the credit agreement, such ratio can be increased to 3.5 to 1.0 temporarily provided all the requirements defined in the credit agreement are met) and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 (as defined in our credit facilities). While we were in compliance with all applicable financial covenants under our credit facilities as of September 30, 2022, there can be no assurance that we will not breach these financial covenants in our credit facilities in the future or other covenants in our future credit facilities.

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

Sales to customers outside the United States accounted for 55.6% and 62.7% our net revenue for nine months ended September 30, 2022 and 2021, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

•	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds;
•	fluctuating exchange rates;
•	political and economic instability;
•	problems with the transportation or delivery of our gear;
•	issues arising from cultural or language differences and labor unrest;
•	longer payment cycles and greater difficulty in collecting accounts receivable;
•	compliance with trade and technical standards in a variety of jurisdictions;
•	difficulties in staffing and managing international operations, including the risks associated with fraud, theft and other illegal conduct;

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of September 30, 2022, we had approximately $346.3 million of goodwill, $224.3 million of intangible assets and $74.5 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

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

As of September 30, 2022, EagleTree beneficially owned approximately 56.5% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public, the trading price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2022, we had outstanding a total of 96.0 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering and in the secondary offering in January 2021, are freely tradable, without restriction, in the public market.

As of September 30, 2022, the holders of approximately 54.2 million shares of our common stock, or approximately 56.5% of our total outstanding common stock based upon the number of shares outstanding as of September 30, 2022, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of September 30, 2022, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

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

We have and will continue to incur significant expenses as a result of being a public company, which have and will continue to negatively impact our financial performance.

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

10.1

Second Amendment, dated as of September 29, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, and certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: November 3, 2022	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer, Treasurer (Principal Financial Officer and Principal Accounting Officer)