Form 10-K
period 2022-12-31
Corsair Gaming, Inc.
filed 2023-02-27
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recent second fiscal quarter, was $507,399,291 based on the closing price as reported by the Nasdaq Global Select Market.

As of February 9, 2023, 101,488,419 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2022, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

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

Our Industry

Since traditional arcade games of the 1970s, gaming has evolved into the mainstream and taken a central place in the global entertainment landscape. According to Activate Research, gaming today represents approximately 14% of all American consumer internet and media activity, surpassing activities such as social media and messaging. Further, based on external market data, in the fourth quarter of 2022, it was estimated that the worldwide gaming community consisted of approximately 1.4 billion casual PC gamers, 231 million regular PC gamers and 28 million PC gaming enthusiasts. We believe this indicates that the majority of the gaming hardware total addressable market is still consumed by a small percentage of gamers, and as a result, there is significant potential opportunity for gaming hardware sales.

Although the gaming industry was negatively impacted in 2022 by global macroeconomic challenges, such as the ongoing war between Russia and Ukraine, the COVID-19 pandemic, volatility in exchange rates, inflationary trends, and evolving dynamics in the global trade environment, there are a number of drivers we believe will fuel the gaming market’s growth in 2023. Technology continues to improve game quality. There is increasing availability and variety of high quality, interactive game content as game publishers use cutting-edge game development engines to rapidly create graphically sophisticated and engaging virtual worlds, many of which can support massive multiplayer experiences. Audiences are progressively engaging more with gaming content across platforms and finally, there are decreasing barriers to gaming, where more gamers using mobile devices, and the console and PC platforms represent a natural upgrade path for those seeking a more immersive or competitive gaming environment.

In parallel, digital content creation today has democratized, with content sharing, video-first communication and voice-chat being the norm among creators, viewers and gamers. Gaming content creation and streaming is now ubiquitous, with many active gaming channels on YouTube, and live streaming hours watched across Twitch, YouTube Gaming and Facebook Gaming is growing. The proliferation of gaming content is attracting new gamers and increasing the performance focus of existing gamers. Beyond success in gaming, applications for streaming gear are proliferating across use cases including podcasting, video blogging, interactive fitness, remote learning, and work-from-home, among others. While emerging, these applications represent a promising avenue for continued expansion of the streaming gear market opportunity.

Inspiring gamers and creators aim to reach for the next level of performance and content quality, and we seek to meet this need with Corsair gear. Competitive gaming rewards speed, precision and reliability. As in other sports, specialized high-performance gear such as gaming mice, keyboards, headsets and performance controllers allow digital athletes to perform at their best. Modern games also require significant processing power to render high-resolution graphics, and reward the speed and precision of user inputs, driving demand for powerful gaming components and systems. Further, in a world where the ability to create content is democratized and competition for viewer engagement is greater than ever, content creators, particularly streamers, are increasingly seeking ways to maximize the quality of their video capture and broadcasting, which requires specialized high-performance gear.

Competitive gamer performance needs are being met with specialized gear, such as ultra-precise optical sensors in gaming mice, very low actuation distances in gaming keyboard switches, customizable rear paddles on performance controllers, liquid cooling solutions for high-performance processors and overclocked DRAM modules to process graphically complex games. Similarly, streamers' broadcast needs are being met with professional audio/visual gear as audience demand for high-quality viewing experiences has grown, and continues to grow, significantly. Further, Stream Deck studio control interfaces have become a mainstay in broadcast setups as gear and software integration has become critical for gamers and streamers who need all their devices to work together harmoniously. Finally, gamers and streamers need the ability to customize their gear, which we believe is best delivered via a software platform that seamlessly unifies control across devices. Our two proprietary software ecosystems cover the broadest range of gaming components, peripherals, and streaming gear, which we believe are unmatched by anything else in the market.

Our Competitive Strengths

We are a leading global provider and innovator of high-performance gaming gear. We believe that we have a strong position in our target markets, which consist of gamer and creator peripherals, and gaming components and systems markets, as a result of the following competitive strengths:

•

Leading brand recognition for performance drives strong customer loyalty. Since our founding in 1994, we have shipped more than 258 million gaming and streaming products as of December 31, 2022 and actively nurtured a passionate and engaged global customer base by maintaining a long history of delivering innovative, finely engineered products that have expanded the frontiers of gaming performance. As a result, we believe we have established ourselves as a leading brand among gaming enthusiasts and streamers, many of whom are active and prominent in esports and act as ambassadors for our branded gear.

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

•

Global sales and distribution network. We have developed a comprehensive worldwide marketing and distribution network. In this global network, we have established a multichannel sales model and have long-standing relationships with distributors and retailers globally, as well as direct-to-consumer sales channels. We currently ship to more than 85 countries across six continents, with our gear being sold at leading retailers including Amazon, Best Buy, JD.com, MediaMarkt and Walmart. In 2022, sales to the Americas, EMEA and Asia Pacific represented 52.7%, 29.5% and 17.8%, respectively, of net revenue.

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

•

Continue to develop innovative, market-leading gaming and streaming gear. We intend to prioritize investment in creating innovative gaming and streaming gear and related software to enhance the customer experience by delivering cutting-edge technology. We have an exceptional engineering team, with approximately 25% of employees and contractors working on software solutions. We believe this strong bench of engineering expertise has helped us introduce 125 different products to the market across our categories in 2022, 141 in 2021, and 40 in 2020.

•

Expand into new gear and services that grow our market opportunity. Since our inception, we have successfully entered a number of new gear categories, including gaming PC peripherals, streaming accessories, console controllers, and prebuilt and custom built gaming PCs and laptops. As the gaming and content creation landscape continues to evolve, we intend to continue to introduce new products and services to address our customers’ new and changing needs, and to grow our market opportunity.

•

Leverage our software platforms to sell more gear to existing customers. Our software platforms integrate and enhance our ecosystem of gaming and streaming gear, which drives customer loyalty and allows us to successfully sell additional gear to existing customers.

•

Strengthen relationships with end-users by increasing direct-to-consumer sales. Through our acquisitions of Origin and SCUF in 2019, we acquired two companies whose sales are primarily generated through direct-to-consumer channels. While sales from this channel are a relatively small contributor to our revenue today, the percentage of such sales has grown consistently and we believe direct-to-consumer sales represent a significant avenue to drive growth by facilitating increased market penetration across our product categories. The mix of direct-to-consumer sales represented 13.7%, 10.7%, and 8.6% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

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

•

Leverage our brand, software integration and superior product quality to support a pricing premium in the gaming PC components category. In the gaming PC components category, our revenue and margins have benefited from higher pricing versus the rest of the market, which we expect to continue as we invest in our brand and product portfolio. Compared to the average non-Corsair product, our computer cases, cooling solutions, PSUs and high-performance memory commanded price premiums of 23%, 43%, 29% and 22%, respectively, in the United States for the twelve months ended December 31, 2022, according to recent NPD data.

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

•

Gaming components and systems. We develop and sell high-performance gaming components to help gamers, streamers and content creators build their own custom gaming PCs. We also develop and sell complete high-performance gaming PCs and laptops using our gaming components. Our prebuilt systems and user-built systems are designed to deliver maximum performance, while also providing our customers the design aesthetic and customizability they demand. Our solutions include our PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

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

Marketing

Our marketing efforts are designed to enhance the Corsair, Elgato, Origin and SCUF brand names, to help us acquire new customers and to increase sales from our existing customers. We have structured our marketing organization to achieve both product- and geography-specific coverage. In addition, our marketing personnel regularly meets with other key industry suppliers such as Intel, AMD, and NVIDIA, in order to ensure that our product development efforts appropriately address the needs of their new products and also to discuss trends and changes in the computer technology market.

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

We benefit from an active computer gaming community whose members communicate with each other through various online social media such as forums, blogs and social networks, including Facebook, Instagram, Tik-Tok, Twitter and YouTube. In addition to forums hosted by third-party domains, we host a Corsair-branded forum that is accessible via our website. We actively participate in this community, enabling us to communicate directly with our end customers. Finally, we regularly publish technical and editorial content through various online and print channels and participate in industry trade shows, gaming competitions and other consumer-facing events that provide us with the opportunity to demonstrate our products.

Sales and Distribution

Our gear is purchased by gaming enthusiasts and content creators worldwide through either our e-retail and retail channel or our direct-to-consumer channel. In our e-retail and retail channel, we distribute our gear either directly to resellers or through key distributors. We have also seen a growing demand for our gear within the business-to-business channel since 2020. While we historically have sold our gear directly to consumers through our website, following our acquisitions of Origin and SCUF Gaming in 2019, the volume of direct-to-consumer sales has increased as both of these companies primarily generated sales through direct-to-consumer channels. We believe direct-to-consumer sales represent a significant avenue to increase engagement with our customers to drive growth by facilitating increased market penetration across our product categories, and since 2019, our direct-to-consumer sales have grown consistently each year.

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

In 2022, 2021 and 2020, e-retailer Amazon accounted for more than 10% of our net revenue, at 26.0%, 26.7%, and 24.6%, respectively.

Production and Operations

We believe we have developed a global, scalable production and operations infrastructure that allows us to deliver our products promptly and cost-effectively. We operate a facility in Taiwan where we assemble, test, package and ultimately supply nearly all of our DRAM modules and a significant portion of our customized gaming controllers, liquid cooling products and prebuilt gaming systems. We also assemble, test, package and ultimately supply our custom-built PCs and our customized gaming controllers in our U.S. facility in Atlanta, Georgia. All of the other gear we sell is produced at factories operated by third parties located in Asia. In addition, we outsource storage and shipping to several third-party logistics providers around the world which allows us to reduce order fulfillment time, reduce shipping costs and improve inventory flexibility.

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

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday,” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and have been impacted, most recently in 2020 and 2021, and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, shifts in customer behavior and the continuing impacts of the COVID-19 pandemic.

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

As of December 31, 2022, our worldwide intellectual property portfolio consisted of 326 patents issued and 87 patents pending applications, 467 trademarks issued and 56 trademarks pending applications. We believe that our patents and trademarks and their applications are important for maintaining the competitive differentiation of our products and services, enhancing our freedom of action to sell our products and services in markets in which we choose to participate, and maximizing our return on research and development investments. The expansion of our business has required us to protect our trademarks, domain names, copyrights, and patents and, to the extent that we expand our business into new geographic areas, we may be required to protect our trademarks, domain names, copyrights, patents and other intellectual property in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation.

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

Human Capital Resources

As of December 31, 2022, we employed 2,480 persons, including contractors working full-time in our manufacturing operations as well as contractors supporting our software and IT development. None of our direct employees is currently represented by a labor union or is covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Corporate Information

We incorporated in Delaware in 2017 as EagleTree-Carbide Acquisition Corp. and we changed our name to Corsair Gaming, Inc. in 2018. We completed the initial public offering, or the IPO, of our common stock in September 2020 and our common stock is listed on the Nasdaq Global Select Market under the symbol “CRSR.” Our principal executive offices are located at 115 N. McCarthy Boulevard, Milpitas, California, 95035, and our telephone number is (510) 657-8747.

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

We regard our brands as a valuable asset, and we consider it essential to both maintaining and strengthening our brands that we be perceived by current and prospective customers as a leading supplier of cutting-edge, high-performance gear for gaming and streaming. This requires that we constantly innovate by introducing new and enhanced gear that achieves significant levels of acceptance among gamers. We also need to continue to invest in, and devote substantial resources to, advertising, marketing, customer support and other efforts to create and maintain brand recognition and loyalty among our retailer customers, distributors and gamers. However, product development, marketing and other brand promotion activities may not yield increased net revenue and, even if they do, any increased net revenue may not offset the expenses incurred in building our brands. Further, certain marketing efforts such as sponsorship of esports athletes, content creators or events could become prohibitively expensive, and as a result these marketing initiatives may no longer be feasible.

Additionally, the quality of our customer support is important to our customers, and if we fail to provide adequate levels of customer support or devote substantial resources to customer support, we could lose customers. Our consumers depend on our customer support organization to resolve any issues relating to our gear and products. A high level of support is critical for the successful marketing of our brands and marketing and sales of our products.

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

In addition, we have shifted to a hybrid work model for many of our employees in response to the continuing COVID-19 disruptions. Pursuant to this policy, many of our employees work in the office and at home on designated days. This hybrid work model is relatively new and may impair our ability to maintain a collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in communications between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. Further, any future attempt to transition away from the hybrid work model to more stringent on-site work requirements may result in employee dissatisfaction and attrition. If we fail to retain key employees, attract new employees or maintain employee productivity as a result of the hybrid work model or an attempt to return to more on-site work, our business could be adversely impacted.

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

We face intense competition in the markets for all of our gear. We operate in markets that are characterized by rapid technological change, constant price pressure, rapid product obsolescence, evolving industry standards and new demands for features and performance. We experience aggressive price competition and other promotional activities by competitors, including in response to declines in consumer demand and excess product supply or as competitors seek to gain market share. We provide a variety of financial incentive programs to our customers, including special pricing arrangements, promotions, rebates and volume-based incentives, among others. The reserves for such incentive programs are based on our judgment and estimates, using actual sales data, historical experience, forecasted incentives, anticipated volume of future purchases, and inventory levels in the channel. There could be significant differences between the actual costs of such programs and our estimates.

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

Competitors in the gaming components and systems market. Our primary competitors in the market for PSUs, cooling solutions and computer cases include Cooler Master, NZXT, EVGA, Seasonic and Thermaltake. Our primary competitors in the market for DRAM modules include G.Skill and Kingston. Our primary competitors in the market for prebuilt gaming PCs and laptops include Dell through its Alienware brand, HP through its Omen brand, Asus, MSI and Razer. Our primary competitors in the market for custom-built gaming PCs and laptops include iBuypower and Cyberpower.

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

Supply chain issues, including scarcity of raw materials or other components to produce our products and limited ability to control or influence our procurement process, could increase costs or cause a delay in our ability to produce our products, and could adversely affect our future results of operations and our overall financial performance.

We and our manufacturers rely on an extended third-party supply chain and the availability of raw materials to produce a significant amount of our gear. From time to time we have experienced product shortages due to both disruptions in supply from the third parties that manufacture or supply our gear and our inability or the inability of these third-party manufacturers to obtain necessary components, and we may experience similar shortages in the future. A reduction or interruption in supply, including interruptions due to the ongoing COVID-19 pandemic or geopolitical unrest beyond our control, an inability to procure quality raw materials in a cost effective manner and constrain volatile materials costs, a failure to monitor contract compliance to ensure and sustain sourcing savings, a failure to procure adequate inventory or raw materials from our suppliers or regulatory changes may lead to delays in manufacturing and increases in costs. Moreover, procurement of many components used in our gear is generally the responsibility of the third parties that manufacture our gear, and we therefore have limited or no ability to control or influence the procurement process or to monitor the quality of components.  Our manufacturers or suppliers may provide us with products or components that do not perform reliably or do not meet our quality standards or performance specifications, are susceptible to early failure or contain other defects. This may seriously harm our reputation, increase our warranty and other costs or lead to product returns or recalls, any of which may seriously harm our business.

Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages that could materially adversely affect our financial condition and operating results. While we have entered into agreements for the supply of many components, there can be no assurance that we will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of components on commercially reasonable terms.  Health crises, like the ongoing COVID-19 pandemic, have led, and could lead, to quarantines or labor shortages, which may impact the output of key suppliers because of longer production and shipping times, and increased supply, shipping and logistics costs, each of which have historically negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints.

Any disruption in or termination of our relationships with any of our manufacturers or suppliers or our inability to develop relationships with new manufacturers or suppliers as and when required would cause delays, disruptions or reductions in product shipment and may require product redesigns, all of which could damage relationships with our customers, seriously harm our brand, increase our costs and otherwise seriously harm our business. Likewise, shortages or interruptions in the supply of products or components, or any inability to procure these products or components from alternate sources at acceptable prices in a timely manner, could delay shipments to our customers and increase our costs, any of which may seriously harm our business. If our customers experience delays or unavailability of our products due to our inability to obtain certain components, this may negatively impact our customers’ ordering patterns. Accordingly, if our supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to us, our financial condition and operating results could be materially adversely affected.

Total unit shipments of our gear have historically been higher during the third and fourth quarters of the year. As a result, our sales may be subject to seasonal fluctuations, which may seriously harm our business.

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of gamers who purchase our gear. Our total unit shipments have generally been lowest in the first and second calendar quarters due to lower sales following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced GPUs, CPUs and other computer hardware products, which usually takes place in the second calendar quarter, and which tends to drive sales in the following two quarters. As a consequence of seasonality, our total unit shipments for the second calendar quarter are generally the lowest of the year, followed by total unit shipments for the first calendar quarter. As a result, our total unit shipments are subject to seasonal fluctuations, which may seriously harm our business. Historical seasonal patterns may not continue in the future and have been impacted, most recently in 2020 and 2021, and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, shifts in customer behavior and the continuing impacts of the COVID-19 pandemic.

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

Cloud computing refers to a computing environment in which software is run on third-party servers and accessed by end-users over the internet. In a cloud computing environment, a user’s computer may be a so-called “dumb terminal” with minimal processing power and limited need for high-performance components. Through cloud computing, gamers will be able to access and play graphically sophisticated games that they may not be able to otherwise play on a PC that is not fully equipped with the necessary, and often expensive, hardware. If cloud computing is widely accepted, the demand for high-performance computer gaming hardware products such as the PC high-performance memory, prebuilt and custom gaming PCs and laptops, and other PC gaming components we sell, could diminish significantly. As a result, if cloud computing gaming were to become widely adopted, such adoption could seriously harm our business.

Conditions in the retail and consumer electronics markets may significantly affect our business and could have an adverse effect on our net revenue.

We derive most of our revenue from higher priced gear sold through online and brick-and-mortar retailers to gamers, and we are vulnerable to declines in consumer spending due to, among other things, depressed economic conditions, high inflation, reductions in disposable income (as a result of high inflation or otherwise) and other factors that affect the retail and consumer electronics markets generally. In addition, our revenues are attributable to sales of high-performance gamer and creator peripherals and gaming components and systems, all of which are products that are geared to the computer gaming market which, like other consumer electronic markets, is susceptible to the adverse effects of poor economic conditions.

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

We use DRAM ICs produced by Samsung, Micron and Hynix in our DRAM modules. We purchase those DRAM ICs, pursuant to purchase orders and not long-term supply contracts, largely from third-party distributors and, to a lesser extent, directly from those manufacturers. According to the most recent external market share data for the trailing twelve months average, ended September 30, 2022, Samsung, a manufacturer of DRAM ICs, had an approximately 42% share of the worldwide DRAM IC market, compared to approximately 28% for Hynix and approximately 24% for Micron in each case for the same period. However, should supply from any of these vendors be limited, there can be no assurance that we would be able to meet our needs by purchasing DRAM ICs produced by other manufacturers or from agents and distributors. Further, there are a limited number of companies capable of producing the high-speed DRAM ICs required for our high-performance DRAM modules, and any inability to procure the requisite quantities and quality of DRAM ICs could reduce our production of DRAM modules and could seriously harm our business.

The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.

The COVID-19 disease has spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns.

The spread of COVID-19 has harmed and future outbreaks of COVID-19 could continue to harm, our business. Current and potential impacts include, but are not limited to, the following:

•

Strict COVID-19 pandemic-related safety measures in Asia, for example, where many of our products and the components and subcomponents used in the manufacture of our gear created, have created, and could in the future create, supply chain disruptions for our gear;

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

Starting in early 2020 in connection with the COVID-19 pandemic, we experienced an increase in demand for our gear as more people were under shelter-in-place restrictions, which limited people’s access to alternative forms of entertainment and social interaction, and thus increased the demand for home entertainment and connecting with others through content creation at the start of the pandemic. In contrast, as shelter-in-place and other similar restrictions were eased beginning in 2021, many consumers returned to other alternative forms of entertainment and interaction. This in turn has resulted in a decline in demand for our products since the second half of 2021.

The extent to which the COVID-19 outbreak, including the spread of more contagious and deadly variants, ultimately impacts our business, results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the continued duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume after healthy and safety restrictions are put in place from time to time. Since the outbreak of the COVID-19 pandemic, we have experienced, and may continue to experience significant impacts to our business as a result of its continuing global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

The ongoing war between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

In February 2022, Russian military forces invaded Ukraine. In response, Ukrainian military personnel and civilians are actively resisting the invasion. Although the length, impact and outcome of the war is highly unpredictable, this war has contributed to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

Russia's recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have also led to an unprecedented expansion of sanction programs imposed by the United States, the European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People's Republic and the so-called Luhansk People's Republic. The situation is rapidly evolving as a result of the war in Ukraine, and the United States, the European Union and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. In response to Russia’s invasion of Ukraine and the aforementioned sanctions, with effect from February 2022, we ceased the sale of all of our gear in Russia. While we do not expect this decision to have a material adverse effect on our business, results of operations or financial condition, such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

In addition, the war, sanctions against Russia and Russia’s drastic reduction to the supply of natural gas to Europe in response to sanctions has and could continue to negatively impact the production and sales of consumer electronics due to a variety of factors such as lower consumer confidence, increase the ongoing disruption of supply chains, worsen the current semiconductor chip shortage since Russia and Ukraine are critical suppliers of neon gas and palladium used in chip production, exacerbate energy shortages and high energy prices, and increase cybersecurity threats. These impacts have adversely impacted our operations, sales and profitability, and could continue to do so.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our suppliers and customers. We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia or Belarus as the war, and any resulting government reactions, are rapidly developing and are beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

A significant portion of our net revenue is generated by sales of DRAM modules and any significant decrease in the average selling prices of our DRAM modules would seriously harm our business.

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 34.3% and 28.5% of our net revenue in 2022 and 2021, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

In 2022 and 2021, sales to Amazon accounted for 26.0% and 26.7% of our net revenue, respectively. Sales to our ten largest customers accounted for 52.3% and 51.7% of our net revenue in 2022 and 2021, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on its payment to us, and if we were to have substantial accounts receivables balances with such customers outstanding, we would not be covered by such insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our gear, or if uncertainty regarding demand for our gear causes a key customer to reduce their orders and marketing of our gear, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Additionally, some of our customer agreements contain “most favored nation” clauses.

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

We operate a facility in Taiwan that assembles, tests, packages and ultimately supplies all of our DRAM modules and a significant portion of our cooling solutions, prebuilt and custom gaming systems and custom gaming controllers. We also assemble, test, package and ultimately supply our custom-built PCs and our customized gaming controllers in our U.S. facility. All of the other gear we sell, including the components used to assemble our DRAM modules, are produced at factories operated by third parties located in China, Taiwan and countries in Southeast Asia. The fact that all of these facilities, manufacturers, suppliers and factories are concentrated in China, Taiwan and countries in Southeast Asia exposes us to numerous risks.

We believe one of the most significant risks associated with this concentration is that production may be interrupted or limited because of labor shortages in southern China, restrictive health and safety measures in response to ongoing COVID-19 outbreaks and by strains on the local infrastructure. In addition, production at facilities located in China, Taiwan or Southeast Asia, including our own manufacturing, testing and packaging facility in Taiwan, and deliveries from those facilities, may be adversely affected by tensions, hostilities or trade disputes involving China, Taiwan, the United States or other countries. There is considerable potential political instability in Taiwan related to its disputes with China. In addition, political instability in countries in Southeast Asia where we source certain components, such as Thailand, could result in delays in shipments or our inability to source certain critical components for our products. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn may seriously harm our business.

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

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our gear less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new gear for augmented or virtual reality devices or to address other technological trends, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our gear. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $66.5 million and $60.3 million in 2022 and 2021, respectively, representing 4.8% and 3.2% of our net revenue for these periods, respectively. Our failure to improve our gear, create new and relevant categories of gear and adapt to changing business models in a timely manner may seriously harm our business.

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

We depend upon our product forecasts to make decisions regarding investments of our resources and production levels of our gear. Because of the lead time necessary to manufacture our gear and the fact that we usually have little or no advance notice of customer orders, we must order our gear from third-party manufacturers and therefore commit to substantial purchases prior to obtaining orders for those products from our customers. This makes it difficult for us to adjust our inventory levels if orders fall below our expectations. Our failure to predict low demand for product can result in excess inventory, as well as lower cash flows and lower margins if we were unable to sell a product or if we were required to lower product prices in order to reduce inventories, and may also result in inventory write-downs such as the $22.5 million inventory impairment and related charges recognized during the second quarter of 2022. In addition, the cancellation or reduction of orders by our customers may also result in excess inventory. On the other hand, if actual orders exceed our expectations, we may need to incur additional costs, such as higher shipping costs for air freight or other expedited delivery or higher product costs for expedited manufacturing, in order to deliver sufficient quantities of products to meet customer orders on a timely basis or we may be unable to fill some orders altogether. In addition, many of the types of gear we sell have short product life cycles, so a failure to accurately predict and meet demand for products can result in lost sales that we may be unable to recover in subsequent periods. These short life cycles also make it more likely that slow moving or excess inventory may become obsolete, requiring us to sell our gear at significant discounts or write off entirely excess or obsolete inventory. Any failure to deliver gear in quantities sufficient to satisfy demand can also seriously harm our reputation with both our retailer customers and end-consumers.

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

We need substantial working capital to operate our business. We rely to a significant degree upon credit extended by many of our manufacturers and suppliers in order to meet our working capital needs. Credit terms vary from vendor to vendor but typically allow us zero to 120 days to pay for the products. However, notwithstanding the foregoing, there are instances when we are required to pay for gear in advance of it being manufactured and delivered to us. We may also utilize borrowings under our revolving credit facility to provide working capital, and access to external debt financing has historically been and will likely continue to be very important to us. As a result of any downturn in general economic conditions or conditions in the credit markets or other factors, manufacturers and suppliers may be reluctant to provide us with the same credit that they have in the past, which would require that we increase the level of borrowing under our revolving credit facility or obtain other external financing to provide for our substantial working capital needs. Additional financing may not be available on terms acceptable to us or at all. In particular, our access to other debt financing is limited by the negative covenant in our credit agreement restricting our ability to incur other indebtedness, as well as the financial covenants therein prohibiting our Consolidated Total Net Leverage Ratio from exceeding 3.75 to 1.0 from the quarter ending December 31, 2022 through and including March 31, 2023, 3.5 to 1.0 for the quarter ending June 30, 2023, 3.25 to 1.0 from the quarter ending September 30, 2023 through and including December 31, 2023, and not exceeding 3.0 to 1.0 from the quarter ended March 31, 2024 and each quarter thereafter or our Consolidated Interest Coverage Ratio being less than 3.0 to 1.0 for the quarter ending December 31, 2022, 2.5 to 1.0 from the quarter ending March 31, 2023 through and including December 31, 2023, and 3.0 to 1.0 from the quarter ended March 31, 2024 and each quarter thereafter (both tested quarterly on a trailing four fiscal quarter basis). As a result, such restrictions could limit, perhaps substantially, the amount of indebtedness we are permitted to borrow under other debt arrangements.

To the extent we incur additional indebtedness under our revolving credit facility or are required to incur indebtedness from other sources (if available and if permitted by the credit facility) to provide working capital, it could increase our interest expense and expose us to other risks of leverage. Any inability to meet our working capital or other cash needs as and when required would likely seriously harm our business, results of operations and financial condition and adversely affect our growth prospects and stock price and could require, among other things, that we reduce expenses, which might require us to reduce shipments of our gear or our inventory levels substantially or to delay or curtail the development, commercialization and marketing of our gear.

Indebtedness and the terms of our credit facilities may impair our ability to respond to changing business and economic conditions and may seriously harm our business.

We had $238.7 million of indebtedness as of December 31, 2022. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, which require the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.75 to 1.0 from the quarter ending December 31, 2022 through and including March 31, 2023, 3.5 to .1.0 for the quarter ending June 30, 2023, 3.25 to 1.0 from the quarter ending September 30, 2023 through and including December 31, 2023, and not exceeding 3.0 to 1.0 from the quarter ended March 31, 2024 and each quarter thereafter and a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 for the quarter ending December 31, 2022, 2.5 to 1.0 from the quarter ending March 31, 2023 through and including December 31, 2023, and not less than 3.0 to 1.0 from the quarter ended March 31, 2024 and each quarter thereafter (as defined in our credit facilities). While we were in compliance with all applicable financial covenants under our credit facilities as of December 31, 2022, there can be no assurance that we will not breach these financial covenants in our credit facilities in the future or other covenants in our future credit facilities.

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

Sales to customers outside the United States accounted for 54.6% and 61.7% our net revenue in 2022 and 2021, respectively. In addition, substantially all of the gear that we sell is manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

We are subject to taxation-related risks in multiple jurisdictions, and the adoption and interpretation of new tax legislation, tax regulations, tax rulings, or exposure to additional tax liabilities could materially affect our business, financial condition and results of operations.

We are a U.S.-based multinational company subject to income and other taxes in the United States and other foreign jurisdictions in which we do business. As a result, our provision for income taxes and our effective tax rate may be impacted by changes in or interpretations of tax laws in any given jurisdiction, utilization of or limitations on our ability to utilize any tax credit carryforwards, changes in geographical allocation of revenue and expense and changes in management’s assessment of matters such as our ability to realize the value of deferred tax assets.

Tax laws are regularly re‑examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, or if there is a change in interpretation of existing law, our overall liability could increase, and our business, financial condition and results of operations may be harmed.

In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. In addition, the Inflation Reduction Act of 2022 recently became law and imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. In addition, the Organization for Economic Co-Operation and Development has released guidance and blueprints covering various topics, including a global minimum effective tax rate on certain corporate groups known as “Pillar Two”, and rules governing transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities as those guidance and blueprints are potentially implemented in various jurisdictions.

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

Finally, because we have substantial operations in a number of locations worldwide, tax authorities in various jurisdictions may raise questions concerning matters such as transfer pricing, whether revenues or expenses should be attributed to particular countries, the presence or absence of permanent establishments in particular countries and similar matters. In addition, we have engaged in a number of material restructuring transactions in various jurisdictions, and the tax positions we have adopted in connection with these restructuring transactions may be subject to challenge. Accordingly, a material assessment by a tax authority in any jurisdiction could require that we make significant cash payments without reimbursement. If this were to occur, our business may be seriously harmed.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. As of December 31, 2022, we had NOL carryforwards for U.S. federal, state and foreign tax purposes of $2.3 million, $28.2 million, and $33.0 million, respectively. Certain of our tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017, but we do not expect our tax attributes to be materially affected by the annual limitation. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of NOLs to reduce our future taxable income and tax liabilities may be limited, which could affect our profitability.

System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which may seriously harm our business.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These malicious attempts have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may penetrate our security controls and misappropriate or compromise our confidential information or that of our employees or third parties, which in turn, may create system disruptions or cause shutdowns. These hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our systems.

We have taken steps to put in place safeguards designed to protect the security of all the information we process, but despite these efforts, we cannot guarantee that we will not suffer successful security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, human error issues or other similar events that lead to misplaced or lost information, programming and/or other similar issues.

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

Additionally, for portions of our information technology infrastructure, including business management and communication software products, we rely on products and services provided by third parties, a number of which process personal information on our behalf. There can be no assurance that the privacy and security related measures and safeguards we have put in place in relation to these third parties will be effective to protect us and/or the relevant personal information from the risks associated with the third-party storage, transmission and other processing of such information. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses.

Actual or perceived breaches of our security measures, those of third-parties or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential information about us, our partners, our customers or third parties have exposed, and, in the future, could expose us and other affected parties to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries, investigations or actions, damage to our brand and reputation or other serious harm to our business. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons. Complying with the numerous and complex regulations in the event of a data security breach could be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions may seriously harm our business.

We are currently subject to U.S. federal and state and foreign laws, regulations and industry standards relating to data privacy and security, and our failure or perceived failure to comply as well as actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.

In connection with certain of our gear, we collect information related to our gamers and streamers. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction and other processing. In addition, because various jurisdictions have different laws and regulations concerning the use, storage, transmission and other processing of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter.

We are subject to a variety of laws, regulations, and industry standards that relate to the collection, storing, disclosing, using, transfer or other processing and protecting of data about individuals. These laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. Because we store, process and use data, some of which contain personal data, we are subject to complex and evolving federal, state and local laws and regulations regarding data privacy and data security. The U.S. federal and state governments and agencies may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, transmission, destruction or other processing of personal data and other information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and could impact trading strategies and availability of previously useful data.

For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.

In addition, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain information about individuals. For example, the CCPA gives California residents rights to access, delete or correct their personal information, opt out of certain personal information use and disclosure and receive detailed information about how their personal information is used. Failure to comply with the CCPA creates additional risks including enforcement by the California Attorney General or the California Privacy Protection Agency, limited private rights of actions for certain data breaches and damage to reputation. Since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA have been enacted in Virginia, Colorado, Connecticut and Utah. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise and there remains increased interest at the federal level as well.

In Europe and the U.K., we are also subject to foreign legislation, such as the European Union General Data Protection Regulation (the “EU GDPR”), and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR,” and together with the EU GDPR, the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of personal information, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR has also imposed more stringent operational requirements for companies that are subject to the GDPR, including: requiring detailed disclosures about how personal information is to be collected, used and processed; demonstrating that appropriate legal bases are in place to justify data processing activities; complying with rights for data subjects with regard to their personal information (including access, erasure (the right to be “forgotten”) and portability); ensuring appropriate safeguards are in place where personal data is transferred out of the European Economic Area (“EEA”) and the U.K.; limitations on retention of personal information; and introducing mandatory data breach notification requirements to regulators (and in certain cases, individuals).

The EU GDPR and UK GDPR also regulate cross-border transfers of personal information out of the EEA and the U.K.

Specifically, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework (the “Privacy Shield”), under which personal information could be transferred from the EEA (and the U.K.) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. However, President Joe Biden, on October 7, 2022, signed an executive order to implement the new EU-US Data Privacy Framework. The new EU-US Data Privacy Framework addresses issues raised in Schrems II, that led the CJEU to invalidate the EU’s adequacy decision for the EU-US Privacy Shield. President Biden’s signed executive order has given impetus to the European Commission to prepare a new draft adequacy decision in relation to the US, and then launch its adoption procedure. Once the European Commission has adopted the final adequacy decision, expected in March 2023, data can flow freely from the EU to US companies that are certified under the new Privacy Shield framework (“EU-US Data Privacy Protection Framework”). Further, the European Commission’s adoption of the final adequacy decision will allow us to rely on the newest standard contractual clauses of June 4, 2021, already implemented in our intragroup, customer and vendor agreements. Notwithstanding the above, as the enforcement landscape further develops, and supervisory authorities issue further guidance on personal information export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, operations or financial results.

We are also subject to evolving EU and U.K. privacy laws on cookies, tracking technologies and e-marketing. In the EU and the U.K. under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies.  If the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and U.K. privacy laws on cookies and tracking technologies, it may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

Compliance with existing and emerging privacy and cybersecurity laws, regulations and industry standards could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation, lead to private litigation against us, and require additional investment in resources, impact strategies and availability of previously useful data, any of which could materially and adversely affect our business, operating results and financial condition. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of December 31, 2022, we had approximately $347.7 million of goodwill, $216.3 million of intangible assets and $84.2 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the gear we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

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

As of December 31, 2022, EagleTree beneficially owned approximately 55.5% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public, the trading price of our common stock could decline. Based upon the number of shares outstanding as of December 31, 2022, we had outstanding a total of 101.4 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering, in the secondary offering in January 2021 and in the primary offering in November 2022, are freely tradable, without restriction, in the public market. In addition, in July 2022, approximately 54.2 million shares of our common stock that were held by EagleTree were registered pursuant to a Registration Statement on Form S-3.

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of December 31, 2022, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

General Risk Factors

Failure to comply with other laws and governmental regulations may seriously harm our business.

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the consumer protection laws of the Federal Trade Commission, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. We are also subject to a variety of federal, state and foreign employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act and other laws and regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, anti-discrimination and termination of employment.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade sanctions and export control laws could subject us to penalties and other adverse consequences that may seriously harm our business.

Our gear is manufactured and/or assembled in China and, Taiwan, where we maintain a manufacturing facility, as well as countries in Southeast Asia, and we sell our gear in many countries outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments.

In addition, our business must be conducted in compliance with applicable trade sanctions and export control laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant authorities. Such laws and regulations prohibit or restrict certain operations, investment decisions and sales activities, including dealings with certain countries or territories, and with certain governments and designated persons. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions and export control laws and regulations.

While we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery and trade sanctions and export control laws and regulations, our employees, representatives, distributors or agents may engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption and anti-bribery or trade sanctions and export controls laws and regulations, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, may expose us to reputational harm, involve significant management distraction and lead to significant costs and expenses, including legal fees. If we, or our employees, representatives, distributors or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may seriously harm our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our current principal executive office is located in Milpitas, California and consists of approximately 118,000 square feet of space under a lease that expires in August 2032. We also lease manufacturing and warehousing facilities in Georgia, Florida, Netherlands and Taiwan, as well as properties in various parts of the United States, Europe and Asia for our product development, sales and service support and administrative functions. Our total property leases as of December 31, 2022, which expire at various dates through August 2032, are for an aggregate of approximately 614,000 square feet (including the Milpitas headquarters lease). In addition, we have approximately 306,000 square feet of space dedicated to us in our contracts with various third-party distribution centers in California and China for additional warehouses to store our inventory.

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

Holders

According to the records of our transfer agent, there were 19 holders of record of our common stock on February 9, 2023. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below compares (i) the cumulative total stockholder return on our common stock from September 23, 2020 (the date our common stock commenced trading on Nasdaq Global Select Market) through December 31, 2022 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the indices on September 23, 2020 and the reinvestments of dividends, if any.

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
9/23/20
9/20
10/20
11/20
12/20
1/21
2/21
3/21
4/21
5/21
6/21
7/21
8/21
9/21
10/21
11/21
12/21
1/22
2/22
3/22
4/22
5/22
6/22
7/22
8/22
9/22
10/22
11/22
12/22
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

Overview

We are a leading global provider and innovator of high-performance gear for gamers, streamers and content creators, many of which build their own PCs using our components. Our industry-leading gaming gear helps digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and streaming gear that enables streamers and content creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. Our solution is the most complete suite of gear that addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato streaming suite for content creators, including our Stream Deck control software, which provide unified, intuitive performance, and aesthetic control and customization across their respective product families. We also offer digital services to enhance the customer experience by integrating esports, coaching, stream deck marketplace, customer care and extended warranty into our product offerings.

We group our products into two categories (operating segments):

•

Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories, and EpocCam software, as well as coaching and training services, among others.

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

We are committed to continuing to grow in our current markets as well as new markets by leading in the development of innovative technologies and by entering into new categories through organic growth or acquisition. In the last two years, we have entered into four new markets, namely the microphones and cameras markets for content creators, the gaming monitors market and prebuilt gaming laptops market for both gamers and content creators. We continue to expand our product portfolio and in 2022, we launched 125 new products. Our go-to-market model has continued to grow with an increased mix of direct-to-consumer sales representing 13.7%, 10.7%, and 8.6% of total our net revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Since 2018, we have completed eight acquisitions, including our acquisition of 51% of the share capital of Elgato iDisplay Holding LTD. and its related companies (collectively, “iDisplay”), a leader in electronic development and design specializing in display technology, in January 2022. The iDisplay acquisition allows us to direct the development and integration of iDisplay’s display-based touch-screen technologies into our products for creators, gamers and streamers. iDisplay’s results of operations are fully consolidated with Corsair with effect from January 1, 2022.

Our net revenue was $1,375.1 million, $1,904.1 million, and $1,702.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. We had net income (loss) of $ (54.4) million, $101.0 million, and $103.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. Net cash provided by operating activities was $66.4 million, $20.2 million, and $169.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

In the fourth quarter of 2022, we issued 5,045,455 shares of common stock at a price of $16.50 per share in a registered underwritten public offering pursuant to our effective shelf registration statement on Form S-3, filed with the SEC on July 22, 2022 and declared effective on August 1, 2022 (“2022 Shelf Registration Statement”). We received total net proceeds of approximately $81.0 million, after deducting underwriting discounts, commission and offering expense.

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

Impact of Macroeconomic Conditions. Our business and financial performance are significantly impacted by worldwide economic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russia and Ukraine, the COVID-19 pandemic, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment, have impacted our business and financial performance. Throughout 2022, these conditions adversely impacted our net revenue and resulted in higher cost of sales due to increased shipping and production costs. Such conditions also resulted in excess inventory in our distribution channels that led to us recognizing higher inventory impairment related charges in 2022 in order to rationalize our inventory levels to align with the reduced revenue in the period. These market dynamics, which we expect will continue in the short-term, have created new and different demand dynamics in our markets and have had significant impacts on our financial results.

Starting in early 2020, due to the COVID-19 pandemic, we experienced an increase in demand for our gear as more people were under shelter-in-place restrictions, which limited people’s access to alternative forms of entertainment and social interaction, and thus increased the demand for home entertainment and connecting with others through content creation. In contrast, as shelter-in-place and other similar restrictions were eased beginning in 2021, many consumers returned to other alternative forms of entertainment and interaction. This in turn resulted in a decline in demand for our products since the second half of 2021.

In February 2022, Russia invaded Ukraine resulting in, among other things, broad economic sanctions being imposed on Russia, which has further increased existing global supply chain, logistics, and inflationary challenges. Although our business in Russia and Ukraine was not material to our results, we believe the war has degraded the consumer sentiment in Europe and coupled with the unexpected worldwide inflationary pressures and the negative impacts from the strengthening of the U.S. dollar, has dampened consumer spending, which contributed in part to the decrease in our net revenue in 2022, compared to 2021.

We have experienced and may in the future continue to experience supply chain challenges, including longer production and shipping times, and increased shipping and logistics costs, each of which has negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints.

In addition, we are exposed to fluctuations in foreign currency exchange rates. Some of our international sales are denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries may negatively impact our revenue. For example, our net revenue for the year ended December 31, 2022 was in part negatively impacted by the strengthening of the U.S. dollar against the Euro and the British Pound. In addition, we generally pay our employees located outside the United States in the local currency, with a significant portion of those payments being made in Taiwan dollars and Euros, and such expenses were positively impacted in 2022 by the strengthening of the U.S. dollar against these currencies. As a result of our foreign sales and operations, we have other expenses, assets and liabilities that are denominated in foreign currencies, in particular the Chinese Yuan, Euro and British Pound.

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

Impact of Industry Trends. Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•

Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming gear. Gaming continues to become increasingly social and streaming viewership is more widely adopted along with increasing numbers of content creators. This trend, which has accelerated in the past few years experienced a setback in 2022 primarily due to challenging macroeconomic conditions and the ongoing war between Russia and Ukraine. Nonetheless, we have seen some recovery in the fourth quarter of 2022. Accordingly, we believe that the acceleration trend will resume in 2023 and that we are well positioned to serve the streaming market with best-in-class tools for content creation.

•

Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our gear. The shortage of reasonably priced GPUs since the second half of 2021 had a negative impact to our gaming component revenue. Starting from the third quarter of 2022, we saw the availability of reasonably priced GPUs begin to normalize and bring along some positive effects to the market. In addition, we believe that our business success depends in part on the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, which in turn drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce, sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers.

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

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 26.0%, 26.7%, and 24.6% of our net revenue for 2022, 2021, and 2020, respectively, and sales to our ten largest customers accounting for approximately 52.3%, 51.7%, and 52.7% of our net revenue for the same periods, respectively. Our customers typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue was favorably impacted by the release of 125 new products in 2022. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new gear over those of our competitors.

Impact of Seasonal Sales Trends. We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and have been impacted, most recently in 2020 and 2021, and may be further impacted in the future, by supply constraints, GPU shortages, shifts in customer behavior and the continuing impacts of the COVID-19 pandemic.

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

Interest Expense, Net

Interest expense, net consists of interest associated with our debt financing arrangements, including our revolving line of credit, amortization of debt issuance costs and debt discounts, loss from debt extinguishment, consisting of the write-off of unamortized debt discount and fees associated with the prepayment of our term loans, and the change in fair value of our interest rate cap contracts. Interest income earned on our cash and cash equivalents balance are included within interest expense, net as an offset to interest expense.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in foreign currencies, net fair value gains and losses from our foreign currency forward contracts and impairment loss on available-for-sale security.

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

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the share of the net income of iDisplay attributable to the 49% ownership interest of iDisplay we did not acquire.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022, compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

The following tables set forth the components of our consolidated statements of operations, in dollars and as a percentage of total net revenue, for each of the periods presented.

	Year Ended December 31,
	2022	2021

	(in thousands)
Net revenue	$1,375,098	$1,904,060
Cost of revenue	1,078,466	1,390,206
Gross profit	296,632	513,854
Operating expenses:
Sales, general and administrative	284,932	315,672
Product development	66,493	60,288
Total operating expenses	351,425	375,960
Operating income (loss)	(54,793)	137,894
Other (expense) income:
Interest expense, net	(9,186)	(17,673)
Other (expense) income, net	213	(5,661)
Total other expense, net	(8,973)	(23,334)
Income (loss) before income taxes	(63,766)	114,560
Income tax benefit (expense)	9,820	(13,600)
Net income (loss)	(53,946)	100,960
Less: Net income attributable to noncontrolling interest	442	—
Net income (loss) attributable to Corsair Gaming, Inc.	$(54,388)	$100,960

	Year Ended December 31,
	2022	2021

Net revenue	100.0%	100.0%
Cost of revenue	78.4	73.0
Gross profit	21.6	27.0
Operating expenses:
Sales, general and administrative	20.7	16.6
Product development	4.8	3.2
Total operating expenses	25.5	19.7
Operating income	(3.9)	7.2
Other (expense) income:
Interest expense, net	(0.7)	(0.9)
Other (expense) income, net	0.0	(0.3)
Total other expense, net	(0.7)	(1.2)
Income (loss) before income taxes	(4.6)	6.0
Income tax benefit (expense)	0.7	(0.7)
Net income (loss)	(3.9)	5.3
Less: Net income attributable to noncontrolling interest	0.0	—
Net income (loss) attributable to Corsair Gaming, Inc.	(3.9)%	5.3%

Comparison of Years Ended December 31, 2022 and 2021

Net Revenue

	Year Ended December 31,
	2022	2021

	(in thousands)
Net revenue	$1,375,098	$1,904,060

Net revenue decreased $529.0 million, or 27.8%, in 2022 as compared to 2021. The decrease was primarily due to deteriorated macroeconomic conditions in 2022, including the adverse impacts from the war between Russia and Ukraine, inflationary trends and volatility in exchange rates, which resulted in a decline in the demand for most of our products, particularly in the Europe and Middle East Region. The decrease in 2022 net revenue was also in part due to a slow-down in demand as a result of more entertainment options becoming available due to the easing of the COVID-19 shelter-in-place restrictions, starting in the second half of 2021.

Gross Profit and Gross Margin

	Year Ended December 31,
	2022	2021

	(in thousands, except percentages)
Gross profit	$296,632	$513,854
Gross margin	21.6%	27.0%

Gross margin decreased to 21.6% in 2022 from 27.0% in 2021. This decrease was primarily attributable to an unfavorable shift towards a higher mix of net revenue from our lower margin gaming components and systems segment, an increase in inventory impairment and related charges in 2022 due to the inventory rationalization plan to align our inventory balance with the revenue level in 2022, increased promotional activity and logistics costs and increased amortization of intangible assets from the iDisplay acquisition.

Sales, General and Administrative (SG&A)

	Year Ended December 31,
	2022	2021

	(in thousands)
Sales, general and administrative	$284,932	$315,672

SG&A expenses decreased $30.7 million, or 9.7%, in 2022 as compared to 2021. The decrease was primarily due to an $18.6 million decrease in distribution costs, including outbound freight costs, that was primarily driven by decreased sales volume, a $4.2 million decrease in personnel-related costs mainly due to lower bonus expense, and a $6.7 million decrease in marketing and advertising expenses.

Product Development

	Year Ended December 31,
	2022	2021

	(in thousands)
Product development	$66,493	$60,288

Product development expenses increased $6.2 million, or 10.3%, in 2022 as compared to 2021. The increase was primarily due to a $3.8 million increase in amortization of intangible assets acquired in the iDisplay acquisition and a $1.9 million increase in allocation of facility-related costs and corporate IT-related costs.

Interest Expense, Net and Other (Expense) Income, Net

	Year Ended December 31,
	2022	2021

	(in thousands)
Interest expense, net	$(9,186)	$(17,673)
Other (expense) income, net	213	(5,661)

Interest expense, net decreased $8.5 million, or 48.0%, in 2022 as compared to 2021. The decrease in interest expense, net was primarily due to a lower principal balance on our Term Loan (defined below) executed in September 2021 which replaced our First Lien Term Loan (defined below) and lower average interest rate in 2022 compared to 2021. In addition, interest expense, net decreased in 2022 as compared to 2021 due to a $4.9 million loss on debt extinguishment in 2021, whereas there was no such loss in 2022.

Other (expense) income, net relates primarily to the gains and losses resulting from the impact of foreign exchange rate changes on our cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies in our subsidiaries, as well as the net fair value gain and loss related to our foreign currency forward contracts. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

The change in other income (expense), net in 2022 as compared to 2021 was primarily due to the impact from the strengthening of the U.S. dollar against the Euro, British Pound and the Chinese Yuan, which was offset partially by the impairment loss incurred in 2022 on our available-for-sale security.

Income Tax (Expense) Benefit

	Year Ended December 31,
	2022	2021

	(in thousands, except percentages)
Income (Loss) Before Income Taxes	$(63,766)	$114,560
Income Tax (Expense) Benefit	9,820	(13,600)
Effective Tax Rate	15.4%	11.9%

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

Our effective tax rates were tax benefit of 15.4% and tax expense of 11.9% for 2022 and 2021, respectively. The change in effective tax rate for 2022 as compared to 2021 was primarily due to a decrease in tax benefit recorded in 2022 related to excess tax benefits from stock-based compensation because of a lower volume of options exercised by employees due to the decline in our stock price in 2022, a change in the mix of income and losses in the various tax jurisdictions in which we operate, and the release of valuation allowance against California deferred tax assets in 2021.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Year Ended December 31,
	2022		2021

Gamer and Creator Peripherals Segment	$437,817	31.8%	$647,202	34.0%
Gaming Components and Systems Segment
Memory Products	504,589	36.7	612,964	32.2
Other Component Products	432,692	31.5	643,894	33.8
	937,281	68.2	1,256,858	66.0
Total Net Revenue	$1,375,098	100.0%	$1,904,060	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment decreased $209.4 million, or 32.4%, in 2022 as compared to 2021. The decrease was primarily due to the decline in consumer demand in Europe due to the war between Russia and Ukraine, inflationary economic pressures and currency pressure from the strengthening of the U.S. dollar against the Euro and British Pound, causing some of our products to be more expensive in Europe. The decrease was also partly due to the easing of COVID-19 shelter-in-place restrictions resulting in more entertainment options becoming available, starting in the second half of 2021.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment decreased $319.6 million, or 25.4%, in 2022 as compared to 2021. The decrease was primarily driven by the decline in consumer demand in Europe due to the war between Russia and Ukraine and inflationary economic pressures. In addition, the decrease in 2022 net revenue was also attributable to the shortage of reasonably priced GPUs which curtailed the demand for new PC builds and its components, as well as supply and logistics constraints caused by the COVID-19 pandemic. The availability of reasonably priced GPUs began to normalize in the third quarter of 2022 and together with the new technology platforms launched by Nvidia, AMD and Intel during such period, led to an increase in demand for our components and systems products in the second half of 2022.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Year Ended December 31,
	2022		2021

Gamer and Creator Peripherals Segment	$125,079	28.6%	$224,920	34.8%
Gaming Components and Systems Segment
Memory Products	75,236	14.9	108,901	17.8
Other Component Products	96,317	22.3	180,033	28.0
	171,553	18.3	288,934	23.0
Total Gross Profit	$296,632	21.6%	$513,854	27.0%

Gamer and Creator Peripherals Segment

The gross margin of the gamer and creator peripherals segment decreased 6.2% in 2022 as compared to 2021, primarily attributable to an increase in inventory impairment and related charges in 2022 due to the inventory rationalization plan to align our inventory balance with our revenue in 2022, as well as increased logistics costs and promotional activity, and increased amortization of intangible assets from the iDisplay acquisition.

Gaming Components and Systems Segment

The gross margin of the gaming components and systems segment decreased 4.7% in 2022 as compared to 2021, primarily attributable to product mix, an increase in inventory impairment and related charges in 2022 due to the inventory rationalization plan to align our inventory balance with our revenue in 2022, as well as increased logistics costs and promotional activity.

As risks and uncertainties related to macroeconomic conditions and the COVID-19 pandemic continue to evolve, our revenue and gross margin for both segments may continue to be negatively impacted.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have been the payments received from customers purchasing our products, the borrowings under our Credit Agreement (defined below) and the net proceeds we received from our underwritten public offerings.

On September 29, 2022, one of our subsidiaries entered into an accounts receivable Factoring Agreement with a third-party financial institution, or the Factor. Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. Our obligations to the Factor, related to advances from the Factor, are secured by certain assets of our subsidiary. The cost of factoring is not expected to have a material effect to our overall liquidity, financial condition or results of operations.

Our principal uses of cash generally will include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

As of December 31, 2022, we had cash and restricted cash, in aggregate of $154.1 million, including $15.6 million held by our foreign subsidiaries. Amounts held outside of the United States are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the United States generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at December 31, 2022, supplemented with the borrowings under our Revolving Credit Facility will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all. Our liquidity is subject to various risks including the risks identified in the section titled “Risk Factors” in Item 1A and market risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A, each of which is incorporated herein by reference.

Liquidity

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021

Net cash provided by (used in):
Operating activities	$66,389	$20,192
Investing activities	(47,034)	(20,541)
Financing activities	72,609	(65,404)

Cash Flows from Operating Activities

Net cash provided by operating activities for 2022 was $66.4 million and consisted of non-cash adjustments of $58.8 million and a net cash inflow of $61.5 million from changes in our net operating assets and liabilities, offset partially by a net loss of $53.9 million. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation and stock-based compensation expense, which were partially offset by changes in deferred income taxes. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a decrease in inventory purchases and decrease in account receivables. These cash inflows were partially offset by a decrease in accounts payable mainly due to timing of payments and purchases as well as a decrease in the accrual for sales returns, customer incentives, freight costs and bonus expenses.

Net cash provided by operating activities for 2021 was $20.2 million and consisted of net income of $101.0 million and non-cash adjustments of $60.0 million, offset partially by a net use of cash of $140.8 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of amortization of intangibles and depreciation, stock-based compensation expense, loss on debt extinguishment and amortization of debt issuance costs, which were partially offset by changes in deferred income taxes. The net cash outflow from changes in our net operating assets and liabilities was primarily related to increases in inventory purchases and income tax prepayment for our Hong Kong subsidiary, as well as a decrease in accounts payable mainly due to timing of payments and purchases. These cash outflows were partially offset by increases in the accrual for sales returns and customer incentives, income tax payable and bonus accrual.

Cash Flows from Investing Activities

Cash used in investing activities was $47.0 million for 2022 and consisted of $26.3 million capital expenditure including renovation and furnishing of our new headquarters in Milpitas, California, as well as purchases of equipment and software, $19.5 million for the iDisplay acquisition (net of cash acquired), and $1.0 million for the investment in an available-for-sale convertible note.

Cash used in investing activities was $20.5 million for 2021 and consisted of $11.0 million for the purchase of capital equipment and software, $4.7 million for the payment of deferred and contingent consideration primarily related to the Origin business acquisition, and $4.8 million for acquisitions of immaterial businesses.

Cash Flows from Financing Activities

Net cash provided by financing activities was $72.6 million for 2022 and consisted primarily of $81.7 million net proceeds from the issuance of common stock in connection with our underwritten public offering in the fourth quarter of 2022 pursuant to the 2022 Shelf Registration Statement, and $7.0 million proceeds received from the issuance of shares through our employee equity incentive plans. These cash inflows were partially offset by $9.5 million repayment of debt and debt issuance costs, $4.3 million payment of dividends to noncontrolling interest, $1.5 million payment of taxes related to net share settlement of equity awards and $0.4 million for the payment of contingent consideration. During 2022, we also borrowed $701.5 million from our revolving credit facility to fund our operations, and the full amount was repaid in 2022.

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

On June 30, 2022, we entered into a First Amendment of the Credit Agreement (“First Amendment”) which, among other changes, resulted in the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) being utilized as a replacement rate for LIBOR. Consequently, following the First Amendment, the Term Loan and Revolving Facility will each bear interest at our election at either (a) BSBY plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement) as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. In addition, pursuant to the First Amendment, the maximum permitted Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) was also amended to increase to 3.50 to 1.0 between the quarters ending September 30, 2022 through and including March 31, 2023, and such ratio will revert to 3.00 to 1.00 from the quarter ended June 30, 2023 and each quarter thereafter; provided, that upon the occurrence of a Qualified Acquisition (as defined in the Credit Agreement), such ratio can be increased to 3.50 to 1.0 temporarily provided all the requirements set forth in the Credit Agreement are met.

On September 29, 2022, we entered into an accounts receivable Factoring Agreement with the Factor. In connection with the Factoring Agreement, we also entered into (i) a Second Amendment (“Second Amendment”) to the Credit Agreement to permit the transactions contemplated by the Factoring Agreement and (ii) an Assignment of Factoring Proceeds and Intercreditor Agreement with the Factor and the administrative agent under the Credit Agreement to establish the respective rights of the Factor and the Credit Agreement Agent in and to the related factoring collateral.

On November 28, 2022, we entered into a Third Amendment (“Third Amendment”) to the Credit Agreement which provides for, among other things: (i) a decrease in the required minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to 2.50 to 1.00 for the quarters ending on and after March 31, 2023 through and including December 31, 2023; (ii) an increase in the maximum permitted Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) to 3.75 to 1.00 for the quarters ending December 31, 2022 and March 31, 2023, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2023, and 3.25 to 1.00 for the quarters ending September 30, 2023 and December 31, 2023; and (iii) a modified pricing grid providing for an increased margin (ranging from (x) 1.50% per annum to 3.25% per annum for loans bearing interest at the Bloomberg Short-Term

Bank Yield (BSBY) rate, and (y) 0.50% per annum to 2.25% per annum for loans bearing interest at the base rate, in each case depending on our Consolidated Total Net Leverage Ratio) for the period of December 31, 2022 through December 31, 2023.

As of December 31, 2022, we were not in default under the Credit Agreement, and the total principal outstanding of the Term Loan was $240 million and the available and uncommitted capacity under the Revolving Credit Facility was $100 million.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$289,303	$23,457	$50,298	$215,548	$—
Inventory-related purchase obligations (2)	103,401	103,365	36	—	—
Operating lease obligations (3)	67,723	12,824	19,290	12,015	23,594
Other purchase obligations (4)	12,786	10,547	2,239	—	—
Contingent consideration in connection with a business acquisition	954	954	—	—	—
Total	$474,167	$151,147	$71,863	$227,563	$23,594

(1)

Amounts represent the principal cash payments as of December 31, 2022, of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8 “Debt” to our consolidated financial statements for more information.

(2)	Amounts represent an estimate of purchase obligations related to inventory.
(3)	Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)	Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of December 31, 2022, we had $2.6 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

Interest Rate Risk

As of December 31, 2022, we had cash and restricted cash of $154.1 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of December 31, 2022, under the new Credit Agreement, we had a $240 million Term Loan outstanding (face value), and the Term Loan bears variable market interest rates, primarily BSBY. A significant change in these market interest rates may adversely affect our operating results. As of December 31, 2022, a hypothetical 100 basis point change in interest rates would result in a change to interest expense for the next twelve months by approximately $2.4 million.

Foreign Currency Risk

Approximately 16.7% of our net revenue in 2022 was denominated in foreign currencies, primarily Euro and British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $23.4 million and $48.6 million as of December 31, 2022 and 2021, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts. The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $1.0 million, $(5.8) million, and $(1.5) million, for the years ended December 31, 2022, 2021, and 2020, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $0.6 million in our consolidated financial statements for the year ended December 31, 2022.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Corsair Gaming, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corsair Gaming, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Critical Audit Matter

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

Transaction price in contracts with customers

As discussed in Note 2 to the consolidated financial statements, the transaction price received by the Company from sales to distributors and retailers is net of variable consideration that may include product returns and customer incentives. Estimates of expected future product returns are recorded based on historical return rates, among other factors. Customer incentive programs are recorded based on historical experience and forecasted incentives, and include special pricing arrangements, promotions, rebates, volume-based incentives, and price protection credits for certain customers. The amounts recorded for accrued reserves for sales returns and accrued reserves for customer incentive programs were $27.2 million and $58.6 million, respectively, as of December 31, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the transaction price, including controls related to estimating variable consideration related to product returns and customer incentives. We evaluated the historical return rates by assessing the historical relationship between sales and returns, considering the effect of external market conditions obtained from peer company data. We evaluated the length of time between when a sale occurs and a return is processed by recalculating the time between (1) the return dates from customers’ return claims and (2) the estimated date the sale occurred. We evaluated the reliability of data used to determine certain accrued reserves for customer incentive programs by selecting a sample of incentives recorded during the year and (1) comparing the key inputs to correspondence with customers and customer agreements, and (2) recalculating the total incentive amount and comparing it to the incentive recorded or the claim from the customer if it was received by the Company before December 31, 2022.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

San Francisco, California
February 27, 2023

Corsair Gaming, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Net revenue	$1,375,098	$1,904,060	$1,702,367
Cost of revenue	1,078,466	1,390,206	1,236,938
Gross profit	296,632	513,854	465,429
Operating expenses:
Sales, general and administrative	284,932	315,672	257,004
Product development	66,493	60,288	50,064
Total operating expenses	351,425	375,960	307,068
Operating income (loss)	(54,793)	137,894	158,361
Other (expense) income:
Interest expense, net	(9,186)	(17,673)	(35,137)
Other (expense) income, net	213	(5,661)	(1,182)
Total other expense, net	(8,973)	(23,334)	(36,319)
Income (loss) before income taxes	(63,766)	114,560	122,042
Income tax benefit (expense)	9,820	(13,600)	(18,825)
Net income (loss)	(53,946)	100,960	103,217
Less: Net income attributable to noncontrolling interest	442	—	—
Net income (loss) attributable to Corsair Gaming, Inc.	$(54,388)	$100,960	$103,217

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net income (loss) attributable to Corsair Gaming, Inc.	$(54,388)	$100,960	$103,217
Change in redemption value of redeemable noncontrolling interest	(6,536)	—	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(60,924)	$100,960	$103,217
Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.63)	$1.08	$1.20
Diluted	$(0.63)	$1.01	$1.14
Weighted-average common shares outstanding:
Basic	96,280	93,260	86,256
Diluted	96,280	100,004	90,577

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
\
Net income (loss)	$(53,946)	$100,960	$103,217
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $344, $0 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively	(7,067)	(1,482)	2,477
Unrealized foreign exchange gain (loss) from long-term intercompany loans, net of tax benefit (expense) of $182, $76, and $(150) for the years ended December 31, 2022, 2021, and 2020, respectively	(150)	(385)	1,221
Comprehensive income (loss)	(61,163)	99,093	106,915
Less: Comprehensive loss attributable to noncontrolling interest	(234)	—	—
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$(60,929)	$99,093	$106,915

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2022	2021

Assets
Current assets:
Cash	$151,180	$62,415
Restricted cash	2,647	2,734
Accounts receivable, net	235,656	291,287
Inventories	192,717	298,315
Prepaid expenses and other current assets	40,593	51,024
Total current assets	622,793	705,775
Restricted cash, noncurrent	233	231
Property and equipment, net	34,927	16,819
Goodwill	347,747	317,054
Intangible assets, net	216,255	225,709
Other assets	75,290	71,808
Total assets	$1,297,245	$1,337,396
Liabilities
Current liabilities:
Debt maturing within one year, net	$6,495	$4,753
Accounts payable	172,033	236,120
Other liabilities and accrued expenses	164,470	205,874
Total current liabilities	342,998	446,747
Long-term debt, net	232,170	242,898
Deferred tax liabilities	18,054	25,700
Other liabilities, noncurrent	48,589	53,871
Total liabilities	641,811	769,216
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interest	21,367	—
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of December 30, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 101,385 and 94,510 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	9
Additional paid-in capital	593,486	470,364
Retained earnings	37,223	98,147
Accumulated other comprehensive loss	(6,881)	(340)
Total Corsair Gaming, Inc. stockholders’ equity	623,838	568,180
Nonredeemable noncontrolling interest	10,229	—
Total permanent equity	634,067	568,180
Total liabilities, temporary equity and permanent equity	$1,297,245	$1,337,396

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Equity

Balance as of December 31, 2019	84,079	$8	$324,968	$(106,030)	$(2,171)	$216,775	$—	$216,775
Net income	—	—	—	103,217	—	103,217	—	103,217
Other comprehensive income	—	—	—	—	3,698	3,698	—	3,698
Issuance of common stock to directors	20	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs	7,500	1	106,566	—	—	106,567	—	106,567
Issuance of common stock in connection with employee equity incentive plans	336	—	1,337	—	—	1,337	—	1,337
Shares withheld related to net share settlement	—	—	—	—	—	—	—	—
Stock-based compensation		—	5,796	—	—	5,796	—	5,796
Balance as of December 31, 2020	91,935	9	438,667	(2,813)	1,527	437,390	—	437,390
Net income	—	—	—	100,960	—	100,960	—	100,960
Other comprehensive loss	—	—	—	—	(1,867)	(1,867)	—	(1,867)
Issuance of common stock in connection with employee equity incentive plans	2,590	—	14,872	—	—	14,872	—	14,872
Shares withheld related to net share settlement	(15)	—	(417)	—	—	(417)	—	(417)
Stock-based compensation	—	—	17,242	—	—	17,242	—	17,242
Balance as of December 31, 2021	94,510	9	470,364	98,147	(340)	568,180	—	568,180
Net income (loss)	—	—	—	(54,388)	—	(54,388)	181	(54,207)
Other comprehensive loss	—	—	—	—	(6,541)	(6,541)	(276)	(6,817)
Issuance of common stock in relation to public offering, net of underwriting discounts, commissions and other offering costs	5,045	1	80,861	—	—	80,862	—	80,862
Issuance of common stock in relation to business acquisition	690	—	14,504	—	—	14,504	—	14,504
Noncontrolling interest from business combination	—	—	—	—	—	—	12,084	12,084
Change in redemption value of redeemable noncontrolling interest	—	—	—	(6,536)	—	(6,536)	—	(6,536)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,760)	(1,760)
Issuance of common stock in connection with employee equity incentive plans	1,221	—	7,015	—	—	7,015	—	7,015
Shares withheld related to net share settlement	(81)	—	(1,512)	—	—	(1,512)	—	(1,512)
Stock-based compensation	—	—	22,254	—	—	22,254	—	22,254
Balance as of December 31, 2022	101,385	$10	$593,486	$37,223	$(6,881)	$623,838	$10,229	$634,067

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(53,946)	$100,960	$103,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	22,158	17,235	5,796
Depreciation	10,728	10,300	9,318
Amortization	42,795	34,794	33,916
Debt issuance costs amortization	398	1,458	2,550
Loss on debt extinguishment	—	4,868	4,114
Deferred income taxes	(21,736)	(11,962)	(7,476)
Other	4,469	3,291	2,594
Changes in operating assets and liabilities:
Accounts receivable	55,845	444	(91,492)
Inventories	111,288	(71,316)	(80,086)
Prepaid expenses and other assets	1,268	(13,177)	(7,953)
Accounts payable	(65,928)	(63,722)	116,522
Other liabilities and accrued expenses	(40,950)	7,019	77,933
Net cash provided by operating activities	66,389	20,192	168,953
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(19,534)	(4,846)	(1,291)
Payment of deferred and contingent consideration	(185)	(4,721)	—
Purchase of property and equipment	(26,315)	(10,974)	(8,989)
Investment in available-for-sale convertible note	(1,000)	—	—
Net cash used in investing activities	(47,034)	(20,541)	(10,280)
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	248,513	—
Repayment of debt and debt issuance costs	(9,483)	(328,392)	(190,588)
Borrowings from line of credit	701,500	63,500	—
Repayment of line of credit	(701,500)	(63,500)	—
Proceeds from public offering, net of underwriting discounts and commissions	81,655	—	118,575
Payment of other offering costs	(296)	—	(8,455)
Proceeds from issuance of shares through employee equity incentive plans	7,015	14,872	1,337
Payment of taxes related to net share settlement of equity awards	(1,532)	(397)	—
Dividend paid to noncontrolling interest	(4,312)	—	—
Payment of contingent consideration	(438)	—	—
Net cash provided by (used in) financing activities	72,609	(65,404)	(79,131)
Effect of exchange rate changes on cash	(3,284)	(2,435)	2,079
Net increase (decrease) in cash and restricted cash	88,680	(68,188)	81,621
Cash and restricted cash at the beginning of the year	65,380	133,568	51,947
Cash and restricted cash at the end of the year	$154,060	$65,380	$133,568
Supplemental cash flow disclosures:
Cash paid for interest	$9,019	$11,267	$27,957
Cash paid for income taxes	14,221	41,243	13,505
Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$4,985	$2,122	$1,832
Issuance of common stock relating to business acquisitions	14,505	—	—
Deferred purchase consideration related to business acquisitions	—	202	145
Measurement period adjustments relating to business acquisitions	—	50	1,531

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

•

Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

Offerings

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

On July 22, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective August 1, 2022 (“2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants. In addition, the 2022 Shelf Registration Statement registered 54,179,559 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement. We will not receive any of the proceeds from the sale of the shares registered by the selling securityholders.

In November 2022, we issued 4,545,455 shares of common stock at a price of $16.50 per share in a registered underwritten public offering pursuant to the 2022 Shelf Registration Statement. Following the partial exercise in December 2022 by the underwriters of their option to purchase additional shares, we issued an additional 500,000 shares. The total proceeds from the underwritten public offering, net of underwriting discounts, commission and offering expenses, were approximately $81.0 million.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The accompanying consolidated financial statements include the accounts of Corsair and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For consolidated entities where we own less than 100% of the equity, our consolidated net comprehensive income (loss) is reduced by the portion attributable to the noncontrolling interest. In determining whether an entity is considered a controlled entity, we apply the VIE (variable interest entity) and VOE (voting interest entity) models. Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, we consolidate the entity if we determine that we have a controlling financial interest in the entity through our ownership of greater than 50% of the outstanding voting shares of the entity and that other equity holders do not have substantive voting, participating or liquidation rights.

On January 1, 2022 (“Closing” or “Closing Date”), we completed the acquisition of a 51% ownership stake in Elgato iDisplay Holdings LTD. and its related companies (together “iDisplay”). (See Note 5, “Business Combination - iDisplay Acquisition” for more details on the iDisplay Acquisition). We have determined that iDisplay does not qualify as a VIE and Corsair has a controlling financial interest in iDisplay under the VOE model and therefore, iDisplay is fully consolidated with Corsair with effect from January 1, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, and deferred income tax. As of December 31, 2022, the impact to our business from the changing macroeconomic factors continued to unfold. We continue to assess and evaluate impacts from the events in Ukraine, inflationary concerns and, certain supply chain disruptions, as well as the impacts of COVID-19 pandemic that remain uncertain and cannot be predicted. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

Revenue Recognition

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

During the years ended December 31, 2022 and 2021, we did not recognize any material revenue adjustments related to performance obligations satisfied in prior periods as a result of changes in estimated variable consideration. Because the majority of the performance obligations in our contracts with customers relate to contracts with a duration of less than one year, we have elected to apply the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Contract Balances

Contract liabilities are recorded when cash payments are received or due in advance of performance, primarily for our webstore sales and extended warranty subscriptions. Contract liabilities are included in other liabilities and accrued expenses and other liabilities noncurrent on the consolidated balance sheets.

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

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales, general and administrative expense in the consolidated statements of operations. Advertising and promotion expenses were $17.3 million, $19.8 million, and $19.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

•

Gaming Components and Systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

Our CODM is determined to be Corsair’s Chief Executive Officer. The results of the reportable segments are derived directly from our reporting system and are based on the methods of internal reporting which are not necessarily in conformity with GAAP. The segmental net revenue and gross profit are used to evaluate the performance of, and allocate resources to, each of the segments.

Cash and Restricted Cash

Total restricted cash as of December 31, 2022 and 2021 was $2.9 million and $3.0 million, respectively. The restricted cash serves as collateral for certain bank guarantees, customer deposits and security deposits.

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

On September 29, 2022, one of our fully consolidated subsidiaries entered into an accounts receivable factoring agreement (“Factoring Agreement”) with a third-party financial institution (“Factor”). Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. Proceeds from factoring the accounts receivable are due upon collection of payments from the customers, but upon our request, the Factor may, at their sole discretion, remit a portion of the proceeds to us prior to their collection of payments from the customers. Our obligations to the Factor, related to advances from the Factor, are secured by certain assets of our subsidiary. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the consolidated statement of cash flows. We record the factoring fees in selling, general and administrative expenses in our consolidated statement of operations.

In the year ended December 31, 2022, we sold receivables and received cash proceeds of $175.1 million and $83.4 million, respectively. The factoring fees incurred in the year ended December 31, 2022 totaled $0.5 million.

As of December 31, 2022, the amount due from the Factor was $91.0 million, or 38.6% of our accounts receivable, net balance, and there was one other customer with more than 10% of our accounts receivable, net balance. Two customers represented 10% or more of our accounts receivable, net balance as of December 31, 2021.

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist principally of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with various high-quality financial institutions with investment-grade ratings and we have not experienced any losses.

One customer accounted for more than 10% of our consolidated net revenue for the years ended December 31, 2022, 2021 and 2020.

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

We recognized inventory impairment related charges of $25.5 million and $7.9 million for the years ended December 31, 2022, and 2021, respectively. The increase in inventory impairment related charges in the year ended December 31, 2022 was primarily due to the buildup of excess inventory in the distribution channels as the demand from our customers was negatively impacted in 2022, primarily due to unfavorable macroeconomic conditions and also because more entertainment options have become available as a result of the easing of COVID-19 shelter-in-place restrictions.

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

For the 2022 annual goodwill impairment test, we bypassed the qualitative assessment and performed a quantitative assessment in accordance with our policy and concluded that goodwill was not impaired. For the 2022 annual impairment test for our indefinite-lived intangible assets, we performed a qualitative assessment and determined that an impairment was not more likely than not and no further analysis was required. We have not recorded any impairment charges related to goodwill or indefinite-lived intangible assets for any prior periods.

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

Our long-lived assets are primarily comprised of operating lease ROU assets, property and equipment and capitalized implementation costs of cloud computing arrangements.

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

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the repurchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. In connection with such nonmonetary transactions with our manufacturers, as of December 31, 2022, we recognized $1.0 million prepaid inventory and $1.3 million accrued liabilities, and as of December 31, 2021, we recognized $5.0 million prepaid inventory and $5.4 million accrued liabilities.

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

Monetary assets or liabilities denominated in currencies other than the functional currency are remeasured using exchange rates prevailing on the balance sheet date. Foreign currency remeasurement gains and (losses), net is included in other (expense) income, net in the consolidated statements of operations and the amounts were $(1.4) million, $(6.3) million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts do not include the change in fair value of our foreign currency forward contracts. Refer to Note 4, Derivative Financial Instruments for more information on our hedging instruments.

Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded as a component of accumulated other comprehensive income (loss).

Noncontrolling Interest

We have included both redeemable noncontrolling interest and noncontrolling interest in our consolidated balance sheet in connection with our consolidation of the 51% ownership of iDisplay.

Redeemable noncontrolling interest that are redeemable and not solely within our control are classified within temporary equity in the consolidated balance sheets. Redeemable noncontrolling interest are measured at the greater of the redemption value (calculated based on the formula stipulated in the Shareholders Agreement between the iDisplay seller and Corsair and including the amounts for dividends not currently declared or paid, for which the payment is not solely within our control), or the carrying value before giving effect to the redemption feature. The redeemable noncontrolling interest are recorded at their maximum redemption value at each reporting date. The redemption value is remeasured each quarter and changes in the value are recognized immediately. Any resulting change in the value of the redeemable noncontrolling interest is recognized through retained earnings and this adjustment also impacts the net income or loss attributable to common stockholders of Corsair Gaming, Inc used in the net income (loss) per share calculation. (See Note 12 “Net Income (Loss) Per Share” and Note 17 “Redeemable Noncontrolling Interest” for more information).

In addition, we have noncontrolling interest recorded at carrying value which do not have redemption features and are classified within permanent equity in our consolidated balance sheet.

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

None.

3. Fair Value Measurement

The balances of our financial assets that were measured at fair value on a recurring basis as of December 31, 2022 and 2021 were not material. The following tables summarize our financial liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(1)	$—	$—	$954	$954
Foreign currency forward contracts(2)	—	484	—	484
Total liabilities	$—	$484	$954	$1,438

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(1)	$—	$—	$1,250	$1,250
Foreign currency forward contracts(2)	—	427	—	427
Other	—	—	224	224
Total liabilities	$—	$427	$1,474	$1,901

(1)

In December 2019, one of our subsidiaries entered into an Agreement and Plan of Merger with Scuf Holdings, Inc. and its subsidiaries (collectively “SCUF”) and acquired 100% of their equity interests (the “SCUF Acquisition”). The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement, and these estimates represent a level 3 fair value measurement. The $1.3 million liability as of December 31, 2021 consist of $0.3 million based on a contractual amount and the remaining $1.0 million is subject to update upon filing our tax return for tax year 2021. In March 2022, we paid the $0.3 million contractual amount, and the contingency around the remaining $1.0 million liability was finalized in the fourth quarter of 2022 and this amount is expected to be paid in the first quarter of 2023.

(2)	The fair values of the forward contracts are based on similar exchange traded derivatives and the related asset or liability is, therefore, included within Level 2 of the fair value hierarchy.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $23.4 million and $48.6 million as of December 31, 2022 and December 31, 2021, respectively. The net fair value gain (loss) recognized in other (expense) income, net in relation to these derivative instruments was $2.4 million, $0.5 million, and $(3.0) million for the year ended December 31, 2022, 2021, and 2020, respectively.

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

The seller of iDisplay (the “iDisplay Seller”) has retained 49% noncontrolling interest in iDisplay. Under the Shareholders Agreement between Corsair and the iDisplay Seller, a put option was provided to the iDisplay Seller and a call option was provided to Corsair for the option to transfer (i) 14% ownership interest in iDisplay to Corsair upon the first anniversary of the Closing and (ii) an additional 15% of ownership interest in iDisplay to Corsair upon the second anniversary of the Closing. Both put and call options expire on January 1, 2025. The exercise price of the put option and the call option is based on multiples of iDisplay’s trailing twelve-month earnings before interest, income tax, depreciation and amortization (“TTM EBITDA”) less any debt. The 29% noncontrolling interest subject to the put option is considered a redeemable noncontrolling interest. See Note 2, “Summary of Significant Accounting Policies – Noncontrolling Interest” and Note 17, “Redeemable Noncontrolling Interest” for more information regarding the redeemable noncontrolling interest.

The fair value of the 49% noncontrolling interest was estimated to be $29.6 million. The control premium was based on an analysis considering similar market transactions involving control premiums, as well as factors specific to iDisplay, including its significant customer concentration.

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

Amounts
Cash	$2,330
Accounts receivable	3,382
Inventories	2,772
Prepaid and other assets	424
Operating lease right-of-use asset	360
Property and equipment	277
Identifiable intangible assets	34,200
Goodwill	32,987
Total assets acquired	76,732
Accounts payable	(5,106)
Deferred tax liabilities	(4,561)
Accrued liabilities	(731)
Operating lease liabilities	(360)
Total liabilities assumed	(10,758)
Net assets acquired	65,974
Noncontrolling interest	(29,606)
Fair value of consideration transferred	$36,368

Purchase consideration:
Cash	$21,864
Corsair common stock	14,504
Fair value of consideration transferred	$36,368

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

The goodwill recognized for the iDisplay Acquisition, which is the excess of the purchase consideration over the fair value of the identifiable intangible assets and the net tangible assets and liabilities acquired, has been estimated to be $33.0 million, of which $29.3 million and $3.7 million are assigned to our gamer and creator peripherals reporting unit and gaming component and systems reporting unit, respectively. We believe goodwill represents the strengthening of our supply chain with display-based touch-screen technologies into our products for creators, gamers and streamers, and the ability to design and generate new technologies to enhance the features of our products.

A portion of the identifiable intangible assets are not deductible for tax purposes for which a $4.6 million deferred tax liability has been estimated at the date of acquisition for the difference between the book and tax bases of these assets. The goodwill is not deductible for tax purposes.

Valuation of identified intangible assets

The following table summarizes the valuation of the identifiable intangible assets acquired in the iDisplay Acquisition and the estimate of their respective useful lives as of the Closing Date, including subsequent measurement period adjustments:

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

These intangibles are being amortized over their estimated useful lives using the straight-line method of amortization, which reflects the pattern in which the economic benefits of the intangible asset are consumed. Amortization of patent portfolio and supplier relationships is included in cost of revenue and amortization of developed technology is included in product development expense in our consolidated statements of operations.

Acquisition-related costs

We incurred acquisition-related costs of approximately $0.5 million and $0.6 million for the year ended December 31, 2022 and 2021, respectively. These costs are recorded in sales, general and administrative expenses in the consolidated statement of operations.

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

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

December 31, 2020	$145,644	$167,116	$312,760
Addition from business acquisitions	—	4,481	4,481
Measurement period adjustments	—	50	50
Effect of foreign currency exchange rates	(334)	97	(237)
December 31, 2021	145,310	171,744	317,054
Addition from business acquisitions	3,485	28,486	31,971
Measurement period adjustments	235	782	1,017
Effect of foreign currency exchange rates	(99)	(2,196)	(2,295)
December 31, 2022	$148,931	$198,816	$347,747

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$53,726	$24,088	$29,638	$32,086	$14,922	$17,164
Trade name	29,735	6,802	22,933	30,665	4,942	25,723
Customer relationships	218,542	116,919	101,623	218,566	94,910	123,656
Patent	33,198	11,764	21,434	31,481	8,196	23,285
Non-competition agreements	—	—	—	2,521	2,193	328
Supplier relationship	6,129	1,021	5,108	—	—	—
Total finite-life intangibles	341,330	160,594	180,736	315,319	125,163	190,156
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	89	—	89	123	—	123
Total intangible assets	$376,849	$160,594	$216,255	$350,872	$125,163	$225,709

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

Amortization expense of intangible assets is recognized in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cost of revenue	$6,376	$4,860	$3,898
Sales, general and administrative	24,401	24,611	24,535
Product development	9,120	5,323	5,483
Total amortization of intangible assets	$39,897	$34,794	$33,916

The estimated future amortization expense of intangible assets as of December 31, 2022 is as follows (in thousands):

Amounts
2023	$37,833
2024	36,382
2025	36,095
2026	32,793
2027	23,237
Thereafter	14,396
Total	$180,736

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	December 31,
	2022	2021

Cash	$151,180	$62,415
Restricted cash—short term	2,647	2,734
Restricted cash—noncurrent	233	231
Total cash and restricted cash	$154,060	$65,380

Accounts receivable	$145,380	$291,816
Due from Factor	91,061	—
Allowance for doubtful accounts	(785)	(529)
Accounts receivable, net	$235,656	$291,287

Raw materials	$49,926	$62,110
Work in progress	4,171	4,931
Finished goods	138,620	231,274
Inventories	$192,717	$298,315

Manufacturing equipment	$28,993	$26,094
Computer equipment, software and office equipment	16,205	9,407
Leasehold improvements	18,903	5,154
Furniture and fixtures	3,277	4,709
Total property and equipment	$67,378	$45,364
Less: Accumulated depreciation and amortization	(32,451)	(28,545)
Property and equipment, net	$34,927	$16,819

Right-of-use assets	$45,175	$51,387
Deferred tax asset	23,569	12,737
Other	6,546	7,684
Other assets	$75,290	$71,808

Accrued reserves for customer incentive programs	$58,621	$66,733
Accrued reserves for sales returns	27,199	37,166
Accrued freight expenses	12,486	18,296
Operating lease liabilities, current	11,051	9,457
Accrued payroll and related expenses	10,511	20,526
Contract liabilities	6,259	6,663
Income tax payable	5,322	6,316
Other	33,021	40,717
Other liabilities and accrued expenses	$164,470	$205,874

Operating lease liabilities, noncurrent	$45,457	$51,153
Other	3,132	2,718
Other liabilities, noncurrent	$48,589	$53,871

8. Debt

Our debt consisted of the following (in thousands):

	December 31,
	2022	2021
X
Term Loan (variable rate) due September 2026	$240,000	$248,750
Debt discount and issuance cost, net of amortization	(1,335)	(1,099)
Total debt	238,665	247,651
Less: debt maturing within one year, net	6,495	4,753
Long-term debt, net	$232,170	$242,898

First and Second Lien Credit and Guaranty Agreement (Extinguished in 2021 and 2020, respectively)

In August 2017, we entered into a syndicated First Lien Credit and Guaranty Agreement (“First Lien”) with various financial institutions, initially providing a $235 million term loan (“First Lien Term Loan”) with a maturity date of August 28, 2024, and a $50 million revolving line-of-credit (“Revolver”) with a maturity date of August 28, 2022. Subsequently, we entered into several amendments to the First Lien and the principal amount of the First Lien was increased by $240 million, in aggregate, primarily to fund various business acquisitions and operational needs.

According to the repayment schedule, the Consolidated Excess Cash Flow (as defined in the First Lien) and the IPO repayment provisions as set forth in the First Lien, we made required repayments of the First Lien Term Loan of $59.6 million, in aggregate, in 2020 using the net proceeds from our IPO and excess cash on hand. Further we made voluntary prepayments of $80.8 million in 2020 and $78.3 million in 2021 through September 2021, without paying any premium or penalty. The remainder of First Lien Term Loan of $248.5 million was fully prepaid with the proceeds from the Term Loan (defined below) on September 3, 2021, and as a result, all obligations and covenants thereunder were terminated.

In August 2017, we also entered into a syndicated Second Lien Credit and Guaranty Agreement (“Second Lien”) with various financial institutions, initially providing a $65 million term loan (“Second Lien Term Loan”), with a maturity date of August 28, 2025. Subsequently, we entered into an amendment to the Second Lien reducing the principal amount to $50 million. In 2020, with excess cash on hand, we prepaid the entire outstanding balance of $50 million on the Second Lien Term Loan without paying any premium or penalty, and as a result, all obligations and covenants thereunder were terminated.

The First Lien Term Loan and Revolver carried interest at a rate equal to our election (as defined in the First Lien) plus a margin ranging from 2.75% to 3.25% for base rate loans and ranging from 3.75% to 4.25% for Eurodollar loans, based on our net leverage ratio. The Second Lien Term Loan carried interest at a base rate equal to that of the First Lien, plus a margin of 7.50% for base rate loans and 8.50% for Eurodollar loans. The weighted average effective interest rate inclusive of the debt discount and debt issuance costs for the First Lien and Second Lien, in aggregate, was approximately 5.4% and 6.4% for years ended December 31, 2021 and 2020, respectively.

In connection with the prepayments of the First and Second Lien Term Loan in 2020 and 2021, we have recorded losses on extinguishment of debt of $4.9 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively.

Credit Agreement

On September 3, 2021, we entered into a Credit Agreement (“Credit Agreement”) which provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty.

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

On November 28, 2022, we entered into a Third Amendment (“Third Amendment”) to the Credit Agreement which provides for, among other things, (i) a decrease in the required minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to 2.50 to 1.00 for the quarters ending on and after March 31, 2023 through and including December 31, 2023, (ii) an increase in the maximum permitted Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) to 3.75 to 1.00 for the quarters ending December 31, 2022 and March 31, 2023, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2023, and 3.25 to 1.00 for the quarters ending September 30, 2023 and December 31, 2023, and (iii) a modified pricing grid providing for an increased margin (ranging from (x) 1.50% per annum to 3.25% per annum for loans bearing interest at the Bloomberg Short-Term Bank Yield (“BSBY”) rate, and (y) 0.50% per annum to 2.25% per annum for loans bearing interest at the base rate, in each case depending on the Company’s Consolidated Total Net Leverage Ratio) for the period of December 31, 2022 through December 31, 2023.

The First, Second and Third Amendment were all accounted for as debt modifications.

As of December 31, 2022, we had no outstanding balance under the Revolving Facility.

As of December 31, 2022, the carrying value of our Term Loan was $238.7 million. The estimated fair value of our Term Loan as of December 31, 2022, which we have classified as a Level 2 financial instrument, was approximately $241.5 million.

The effective interest rate inclusive of the debt discount and debt issuance costs for the Term Loan was approximately 3.3% and 1.4% for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the interest expense, net recognized for all periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020

First and Second Lien Guaranty Agreement:
Contractual interest expense for term loan	$—	$9,818	$27,387
Contractual interest expense for revolving facility	—	—	16
Amortization of debt discount and issuance cost	—	1,343	2,632
Loss on debt extinguishment	—	4,904	4,114
Credit Agreement:
Contractual interest expense for term loan	7,818	1,113	—
Contractual interest expense for revolving facility	1,141	53	—
Amortization of debt discount and issuance cost	398	115	—
Interest income	(374)	—	—
Other	203	327	988
Total interest expense, net	$9,186	$17,673	$35,137

The estimated future principal payments under our total long-term debt as of December 31, 2022 are as follows (in thousands):

Amounts

2023	$6,875
2024	12,500
2025	12,500
2026	208,125
2027	—
Total debt	$240,000

9. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	December 31,
	2022	2021

Beginning of the period	$5,656	$5,865
Warranty provision related to products shipped	4,349	6,549
Deductions for warranty claims processed	(6,320)	(6,758)
End of period	$3,685	$5,656

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (“ERP”) system and the related support services as well as marketing sponsorship. The total long-term non-cancelable purchase commitments as of December 31, 2022 was as follows (in thousands):

Amounts
x
2023	$1,493
2024	1,948
2025	328
2026	—
2027	—
Thereafter	—
Total	$3,769

Our total non-cancelable long-term purchase commitments outstanding as of December 31, 2021 was $7.1 million.

Letters of Credit

The letters of credit outstanding, in aggregate, was nil and $0.5 million as of December 31, 2022 and 2021, respectively. No amounts have been drawn upon the letters of credit for all periods presented.

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

10. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of December 31, 2022 and 2021.

Shelf-Registration Statement

On July 22, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective August 1, 2022 (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants. In addition, the 2022 Shelf Registration Statement registered 54,179,559 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement. We will not receive any of the proceeds from the sale of the shares registered by the selling securityholders.

In November 2022, we issued 4,545,455 shares of common stock at a price of $16.50 per share in a registered underwritten public offering pursuant to the 2022 Shelf Registration Statement. Following the partial exercise in December 2022 by the underwriters of their option to purchase additional shares, we issued an additional 500,000 shares. The total proceeds from the underwritten public offering, net of underwriting discounts, commission and offering expenses, were approximately $81.0 million.

11. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In 2017, we adopted the 2017 Equity Incentive Program (“2017 Plan”).  In September 2020, we adopted the 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan is the successor and continuation to the 2017 Plan. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards. Incentive stock options may be granted only to employees. All other awards may be granted to eligible employees, non-employee directors and consultants, at the discretion of our board of directors (“Board”).

Under the 2020 Plan, 5,125,000 shares of our common stock were initially reserved for issuance. The 2020 Plan reserve also includes any shares under the 2017 Plan and the 2020 Plan that may become available for issuance if the award terminates without the delivery of shares or if shares are tendered to satisfy the exercise price or tax withholding obligation with respect of the award. According to the provisions in the 2020 Plan, in March 2021 and May 2022, our Board approved an annual increase in the shares of common stock reserved for issuance by 3,677,385 shares and 3,780,412 shares, respectively. As of December 31, 2022, there were 8,509,813 shares reserved for future issuance under the 2020 Plan.

All stock options under the 2017 Plan and the 2020 Plan are issued at exercise prices not less than the fair market value on the date of grant. RSUs have no exercise price. Both stock options and RSUs vest over a period of time as determined by the Board, generally four to five years. Stock options expire ten years from date of grant.

Employee Stock Purchase Plan

In September 2020, we adopted the 2020 Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to allow eligible employees to purchase shares of our common stock, at semi-annual intervals, with their accumulated payroll deductions. The ESPP initially reserved 1,025,000 shares of our common stock for issuance. According to the provisions in the ESPP, in March 2021 and May 2022, our Board approved an annual increase in the shares of common stock reserved for issuance by 919,346 shares and 945,103 shares, respectively. The ESPP is offered twice a year with periods beginning on January 1st and July 1st. As of December 31, 2022, there were 2,405,734 shares reserved for future issuance under the ESPP.

Stock Options Activities

The following table summarizes the stock option activities and related information for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	8,163,609	$8.94	6.9	$112,411
Granted	2,011,237	19.63
Exercised	(700,100)	5.58
Forfeited/cancelled	(264,724)	15.55
Outstanding as of December 31, 2022	9,210,022	$11.34	6.5	$51,384
Vested and exercisable as of December 31, 2022	5,599,850	$7.39	5.4	$43,897

The weighted-average grant date fair value per share for stock options granted in years ended December 31, 2022, 2021 and 2020 was $8.70, $16.77 and $3.68, respectively. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $7.7 million, $66.0 million and $1.5 million, respectively.

RSU Activities

The following table summarizes the RSU activities and related information for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2021	641,860	$34.06
Granted	1,383,253	18.63
Vested	(242,375)	32.84
Forfeited/cancelled	(150,764)	24.49
Outstanding as of December 31, 2022	1,631,974	$22.04

The weighted-average grant date fair value per share for RSUs granted in years ended December 31, 2022, 2021 and 2020 was $18.63, $34.78 and $28.66 respectively. The total fair value of RSUs vested in the years ended December 31, 2022 and 2021 was $4.5 million, $1.4 million and $0.1 million, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation expense by line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cost of revenue	$1,458	$1,006	$268
Sales, general and administrative	17,695	13,772	4,883
Product development	3,018	2,457	645
Stock-based compensation expense, net of amounts capitalized (1)	$22,171	$17,235	$5,796
Income tax benefits (expense) related to stock-based compensation expense	$700	$6,796	$(476)
(1)	Total stock-based compensation expense capitalized in assets was not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	December 31, 2022
	Unrecognized Expense	Remaining weighted average period (In years)

RSUs	$29,528	2.5
Stock Options	21,608	2.5
ESPP	—	—
Total unrecognized stock-based compensation expense	$51,136

Valuation Assumptions

We estimate the fair value of the stock options at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions and values:

	Year Ended December 31,
	2022	2021	2020

Expected term (years)	6.05	6.01	6.37
Expected volatility	43.6% - 48.1%	43.1% - 47.0%	35.8% - 44.0%
Dividend yield	—	—	—
Risk-free interest rate	1.67% - 2.93%	0.05% - 1.34%	0.27% - 1.80%

We estimate the fair value of the shares under the ESPP at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions and inputs:

	Year Ended December 31,
	2022	2021

Expected term (years)	0.50	0.50
Expected volatility	38.7% - 54.5%	43.2% - 45.1%
Dividend yield	—	—
Risk-free interest rate	0.19% - 2.52%	0.05% - 0.09%

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

12. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020

Numerator
Net income (loss)	$(53,946)	$100,960	$103,217
Less: Net income attributable to noncontrolling interest	442	—	—
Net income (loss) attributable to Corsair Gaming, Inc.	(54,388)	100,960	103,217
Change in redemption value of redeemable noncontrolling interest	(6,536)	—	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(60,924)	$100,960	$103,217
Denominator
Basic weighted-average shares outstanding	96,280	93,260	86,256
Effect of dilutive securities	—	6,744	4,321
Total diluted weighted-average shares outstanding	96,280	100,004	90,577

Net income (loss) per share attributable to common stockholders of Corsair Gaming, inc.
Basic	$(0.63)	$1.08	$1.20
Diluted	$(0.63)	$1.01	$1.14

Anti-dilutive potential common shares (1)	10,908	927	1,605

(1)	Potential common share equivalents were not included in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

13. Income Taxes

Income (loss) before income tax consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020

Domestic	$(28,195)	$26,889	$(1,190)
Foreign	(35,571)	87,671	123,232
Income (loss) before income tax	$(63,766)	$114,560	$122,042

Income tax benefit (expense) consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020

United States federal taxes:
Current	$(5,528)	$(3,723)	$(363)
Deferred	9,037	4,805	4,801
State taxes:
Current	(792)	(968)	(1,313)
Deferred	1,168	3,855	813
Foreign taxes:
Current	(5,596)	(20,871)	(24,625)
Deferred	11,531	3,302	1,862
Income tax benefit (expense)	$9,820	$(13,600)	$(18,825)

The income tax benefit (expense) differs from the amount which would result by applying the applicable statutory deferral rate to income (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Provision at federal statutory rate	$13,391	$(24,058)	$(25,629)
State taxes	1,914	(3,033)	(5,363)
Foreign rate differential	(4,117)	3,149	10,185
Taxes on foreign operations	557	8,595	(1,776)
Research and development credits	1,830	2,586	1,534
Tax impact from entity dissolution	(2,808)	—	—
Change in valuation allowance	2,711	4,171	4,407
Change in tax rate on deferred tax assets	—	(1,507)	(743)
Other	(3,658)	(3,503)	(1,440)
Income tax benefit (expense)	$9,820	$(13,600)	$(18,825)

The major drivers for the change in tax benefit (expense) in 2022 were the decrease in excess tax benefits from stock-based compensation because of a lower volume of options exercised by employees due to the decline in our stock price in 2022, and the change in the mix of income and losses in the various tax jurisdictions in which we operate. The disclosure for foreign rate differential reflects the impact of the effective tax rate tax in jurisdictions where the applicable foreign tax rate is lower than the U.S. statutory rate. We were not subject to any tax holidays or tax holiday terminations subject to disclosure during these periods that impacted earnings per share.

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

Deferred tax assets and liabilities comprise the following:

	December 31,
	2022	2021

Deferred tax assets:
Accrued expenses and reserves	$16,842	$17,903
Stock-based compensation	3,800	2,379
NOL and capital losses	8,755	7,608
Capitalized research expenditures	13,788	2,846
Tax credits	1,301	2,287
Other	1,670	790
Total deferred tax assets	46,156	33,813
Less: Valuation allowance	(1,327)	(4,038)
Deferred tax liabilities:
Intangible assets	(39,314)	(42,738)
Net deferred tax assets (liabilities)	$5,515	$(12,963)

We have established a valuation allowance of $1.3 million and $4.0 million as of December 31, 2022 and 2021, respectively, against our net deferred tax assets. We determine valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the anticipated future taxable income under the GILTI regime, we have released most of our valuation allowance except on $1.3 million of foreign tax credit carryovers for U.S. federal purposes.

As of December 31, 2022, we had net operating loss carry forwards for federal, state and foreign tax purposes of $2.3 million, $28.2 million, and $33.0 million, respectively. The federal, state and foreign net operating losses will begin to expire starting in 2037, 2030, and 2027, respectively. As defined under Internal Revenue Code Section 382, certain tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017. In August 2017, we acquired the interests of the operating subsidiaries from Corsair Components (Cayman) Ltd. We do not expect our tax attributes to be materially affected by the annual limitation.

Change in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Beginning balance	$3,757	$1,216	$746
Tax position related to current year
Increase	—	690	262
Decrease	(463)	—	—
Tax position related to prior year
Increase	312	1,851	477
Decrease	—	—	(269)
	$3,606	$3,757	$1,216

All of these unrecognized tax benefits will favorably impact our effective tax rate in future periods to the extent benefits are recognized. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

We did not recognize significant expense for interest and penalties related to uncertain tax positions for the years ended December 31, 2022, 2021 and 2020. We file income tax returns with the U.S. federal government, various U.S. states and foreign jurisdictions including Canada, China, France, Germany, Hong Kong, Japan, Luxembourg, Netherlands, Singapore, Slovenia, Taiwan, United Kingdom and Vietnam. Our tax returns in the U.S., various U.S. states and foreign jurisdictions remain open to examination from 2013 to 2021.

14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2022	2021

Accumulated foreign currency translation gain (loss), net of tax	$(6,445)	$622
Unrealized foreign exchange loss from long-term intercompany loans, net of tax	(1,112)	(962)
Total accumulated other comprehensive loss	(7,557)	(340)
Less: Accumulated other comprehensive loss attributable to noncontrolling interest	(676)	—
Total accumulated other comprehensive loss attributable to Corsair Gaming, Inc.	$(6,881)	$(340)

15. Segment and Geographic Information

The table below summarizes the financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net revenue
Gamer and Creator Peripherals	$437,817	$647,202	$539,366
Gaming Components and Systems	937,281	1,256,858	1,163,001
Total net revenue	$1,375,098	$1,904,060	$1,702,367

Gross Profit
Gamer and Creator Peripherals	$125,079	$224,920	$189,742
Gaming Components and Systems	171,553	288,934	275,687
Total gross profit	$296,632	$513,854	$465,429

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net revenue
Americas	$724,114	$841,653	$775,423
Europe and Middle East	405,642	735,151	624,214
Asia Pacific	245,342	327,256	302,730
Total net revenue	$1,375,098	$1,904,060	$1,702,367

Revenues from sales to customers in the United States represented 45%, 38% and 38% for the years ended December 31, 2022, 2021 and 2020, respectively. No other single country represented 10% or more of total net revenue during these periods.

Long-lived assets consist primarily of property and equipment, net and right-of-use assets. The following table summarizes long-lived assets by region that represents 10% of more of our total long-lived assets (in thousands):

	December 31,
	2022	2021

United States	$58,673	$44,825
China	7,932	8,465
Taiwan	6,142	7,387
Other	7,355	7,529
Total long-lived assets	$80,102	$68,206

16. Leases

Our lease portfolio consists primarily of real estate facilities for manufacturing, distribution, warehousing and office use purposes under operating leases.

The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2022	2021

Operating lease expense	$13,519	$13,048
Variable lease expense	8,758	9,636
Total lease expense	$22,277	$22,684

Supplemental cash flow information related to operating leases was as follows (in thousands):
	Year Ended December 31,
	2022	2021

Cash paid for amounts included in the measurement of operating lease liabilities	$10,614	$10,466
Right-of-use assets recognized in exchange for operating lease obligations	5,819	36,689

Supplemental balance sheet information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021

Right-of-use assets (included in other assets)	$45,175	$51,387
Lease incentive receivable (included in prepaid expenses and other current assets)	—	6,505
Operating lease liabilities (included in other liabilities and accrued expenses)	11,051	9,457
Operating lease liabilities, noncurrent (included in other liabilities, noncurrent)	45,457	51,153

Weighted-average remaining lease term (in years)	7.1	7.6
Weighted-average discount rate	4.1%	3.8%

The following table summarizes the maturity of operating lease liabilities as of December 31, 2022 (in thousands):

Amounts
2023	$12,824
2024	11,535
2025	7,755
2026	6,222
2027	5,793
Thereafter	23,594
Total future lease payments	67,723
Less: Imputed interest	(11,215)
Present value of operating lease liabilities	$56,508

17. Redeemable Noncontrolling Interest (“RNCI”)

Under the Shareholders Agreement between Corsair and the iDisplay Seller a put option was provided to the iDisplay Seller to transfer to Corsair (i) 14% of their ownership interest in iDisplay upon the first anniversary of the Closing Date of the iDisplay Acquisition, and (ii) an additional 15% of their ownership interest in iDisplay upon the second anniversary of the Closing Date. The put option will expire after January 1, 2025. The exercise price of the put option is based on multiples of iDisplay’s historical TTM EBITDA less any debt. The put option makes this portion of the noncontrolling interest redeemable and therefore, the RNCI are classified as temporary equity on our consolidated balance sheets and carried at the greater of the initial carrying amount, increased or decreased, for the RNCI share of comprehensive income (loss), contributions and distributions, or the redemption value. The change in redemption value is recognized through retained earnings.

As of the Closing Date of the iDisplay Acquisition, the fair value of the total 49% noncontrolling interest in iDisplay was estimated to be $29.6 million, of which $17.5 million is attributable to the 29% RNCI and classified within temporary equity and $12.1 million is attributable to the 20% noncontrolling interest classified within permanent equity on our consolidated balance sheets.

The following table presents the changes in RNCI for the period presented (in thousands):

Year Ended December 31, 2022

Balance at beginning of period	$—
Initial carrying amount estimated at iDisplay's Closing Date	17,522
Share of net income	261
Share of other comprehensive loss	(400)
Dividend paid	(2,552)
Change in redemption value (1)	6,536
Balance at end of period	$21,367
(1)

This amount represents a $6.5 million increase in redemption value over the carrying value for the year ended December 31, 2022. This amount was recorded as an offset to retained earnings and increased the net loss attributable to common stockholders of Corsair Gaming, Inc. used in the calculation of net loss per share for this period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item that is found in our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders, or the Proxy Statement, is incorporated herein by reference to our Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

		S-1	August 21, 2020	10.6(b)

10.7	Industrial Space Lease, dated as of August 18, 2014, by and among Corsair Memory, Inc. and Osprey Capital Building 50, LLC.	S-1	August 21, 2020	10.7

10.8(a)#	Severance Letter Agreement, dated as July 1, 2010, by and among Corsair Memory, Inc. and Andy Paul.	S-1	August 21, 2020	10.8(a)

10.8(b)#	Severance Letter Agreement, dated as July 1, 2010, by and among Corsair Memory, Inc. and Nick Hawkins.	S-1	August 21, 2020	10.8(b)

10.9#	Separation Agreement, dated April 30, 2019, by and among Corsair Memory, Inc. and Nick Hawkins.	S-1	August 21, 2020	10.9

10.10#	Offer Letter Agreement, dated October 17, 2019, by and among Corsair Gaming Inc., and Michael Potter.	S-1	August 21, 2020	10.10

10.11#	Second Separation Agreement, dated November 7, 2019, by and among Corsair Memory, Inc. and Nick Hawkins.	S-1	August 21, 2020	10.11

10.12	Amendment No. 3 to First Lien Credit and Guarantee Agreement, dated as of April 27, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.12

10.13	Amendment No. 4 to First Lien Credit and Guarantee Agreement, dated as of October 11, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.13

10.14	Amendment No. 5 to First Lien Credit and Guarantee Agreement, dated as of December 19, 2019, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.14

10.15	Amendment No. 6 to First Lien Credit and Guarantee Agreement, dated as of September 25, 2020, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	8-K	October 1, 2020	10.1

10.16	Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc. and certain of its subsidiaries, Bank of America, N.A. as administrative agent, swingline lender and L/C issuer, and the other parties thereto.	10-Q	November 2, 2021	10.1

10.17	Lease Agreement, dated as of April 27, 2021, by and among Corsair Gaming, Inc. and Campus 237 Owner LLC.	10-K	March 1, 2022	10.17

10.18	First Amendment to Industrial Space Lease, dated as of August 16, 2017, by and among Corsair Memory, Inc. and Osprey Capital Building 50, LLC.	10-K	March 1, 2022	10.18

10.19	Second Amendment to Industrial Space Lease, dated as of February 2, 2022, by and among Corsair Memory, Inc. and 47100 Bayside Parkway Owner, LLC.	10-K	March 1, 2022	10.19

10.20#	Form of Change in Control and Severance Agreement.	10-K	March 1, 2022	10.20#

10.21#	Non-Employee Director Compensation Policy.	10-Q	August 4, 2022	10.2

10.22	First Amendment, dated as of June 30, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.	10-Q	August 4, 2022	10.1

10.23	Second Amendment, dated as of September 29, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, and certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.	10-Q	November 3, 2022	10.1

10.24	Third Amendment, dated as of November 28, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, and certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.	8-K/A	December 9, 2022	10.1

21.1	List of the Registrant’s Significant Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).	X

31.2	Certification of Principal Financial Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).	X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b),	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Corsair Gaming, Inc.

Date: February 27, 2023	By:	/s/ Andrew J. Paul
Andrew J. Paul
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2023	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Andrew J. Paul	Chief Executive Officer and Director	February 27, 2023
Andrew J. Paul	(Principal Executive Officer)

/s/ Thi L. La	President and Chief Operating Officer and Director	February 27, 2023
Thi L. La

/s/ Michael G. Potter	Chief Financial Officer	February 27, 2023
Michael G. Potter	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anup Bagaria	Director	February 27, 2023
Anup Bagaria

/s/ Diana Bell	Director	February 27, 2023
Diana Bell

/s/ Jason Cahilly	Director	February 27, 2023
Jason Cahilly

/s/ George L. Majoros, Jr.	Director	February 27, 2023
George L. Majoros, Jr.

/s/ Sarah M. Kim	Director	February 27, 2023
Sarah M. Kim

/s/ Stuart A. Martin	Director	February 27, 2023
Stuart A. Martin

/s/ Samuel R. Szteinbaum	Director	February 27, 2023
Samuel R. Szteinbaum

/s/ Randall J. Weisenburger	Director	February 27, 2023
Randall J. Weisenburger