Form 10-Q
period 2023-03-31
Corsair Gaming, Inc.
filed 2023-05-10
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023, the registrant had 102,060,218 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including, for example, the COVID-19 pandemic. We believe that these factors include but are not limited to those described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022

Net revenue	$353,964	$380,691
Cost of revenue	268,560	289,935
Gross profit	85,404	90,756
Operating expenses:
Sales, general and administrative	67,529	76,131
Product development	16,838	17,110
Total operating expenses	84,367	93,241
Operating income (loss)	1,037	(2,485)
Other (expense) income:
Interest expense, net	(2,828)	(1,279)
Other expense, net	(496)	(499)
Total other expense, net	(3,324)	(1,778)
Loss before income taxes	(2,287)	(4,263)
Income tax benefit	639	983
Net loss	(1,648)	(3,280)
Less: Net income (loss) attributable to noncontrolling interest	364	(407)
Net loss attributable to Corsair Gaming, Inc.	$(2,012)	$(2,873)

Calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(2,012)	$(2,873)
Change in redemption value of redeemable noncontrolling interest	958	(2,261)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(1,054)	$(5,134)

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
Weighted-average common shares outstanding:
Basic	101,685	95,275
Diluted	101,685	95,275

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

Net loss	$(1,648)	$(3,280)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax (expense) benefit of $(18) and $151 for the three months ended March 31, 2023 and 2022, respectively	1,667	(2,258)
Unrealized foreign exchange loss from long-term intercompany loans, net of tax (expense) benefit of $(127) and $19 for the three months ended March 31, 2023 and 2022, respectively	(26)	(95)
Comprehensive loss	(7)	(5,633)
Less: Comprehensive income (loss) attributable to noncontrolling interest	400	(606)
Comprehensive loss attributable to Corsair Gaming, Inc.	$(407)	$(5,027)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash	$179,147	$151,180
Restricted cash	2,672	2,647
Accounts receivable, net	220,992	235,656
Inventories	188,481	192,717
Prepaid expenses and other current assets	41,678	40,593
Total current assets	632,970	622,793
Restricted cash, noncurrent	234	233
Property and equipment, net	34,128	34,927
Goodwill	348,210	347,747
Intangible assets, net	207,082	216,255
Other assets	74,701	75,290
Total assets	$1,297,325	$1,297,245
Liabilities
Current liabilities:
Debt maturing within one year, net	$8,372	$6,495
Accounts payable	188,035	172,033
Other liabilities and accrued expenses	152,485	164,470
Total current liabilities	348,892	342,998
Long-term debt, net	220,390	232,170
Deferred tax liabilities	17,680	18,054
Other liabilities, noncurrent	46,054	48,589
Total liabilities	633,016	641,811
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interest	20,646	21,367
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 102,017 and 101,385 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	602,368	593,486
Retained earnings	36,169	37,223
Accumulated other comprehensive loss	(5,276)	(6,881)
Total Corsair Gaming, Inc. stockholders’ equity	633,271	623,838
Nonredeemable noncontrolling interest	10,392	10,229
Total permanent equity	643,663	634,067
Total liabilities, temporary equity and permanent equity	$1,297,325	$1,297,245

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2022	101,385	$10	$593,486	$37,223	$(6,881)	$623,838	$10,229	$634,067
Net income (loss)	—	—	—	(2,012)	—	(2,012)	149	(1,863)
Other comprehensive income	—	—	—	—	1,605	1,605	14	1,619
Change in redemption value of redeemable noncontrolling interest	—	—	—	958	—	958	—	958
Issuance of common stock in connection with employee equity incentive plans	671	—	2,117	—	—	2,117	—	2,117
Shares withheld related to net share settlement	(39)	—	(556)	—	—	(556)	—	(556)
Stock-based compensation	—	—	7,321	—	—	7,321	—	7,321
Balance as of March 31, 2023	102,017	$10	$602,368	$36,169	$(5,276)	$633,271	$10,392	$643,663

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2021	94,510	$9	$470,364	$98,147	$(340)	$568,180	$—	$568,180
Issuance of common stock in relation to business acquisition	690	1	14,504	—	—	14,505	—	14,505
Noncontrolling interest from business combination	—	—	—	—	—	—	12,084	12,084
Net loss	—	—	—	(2,873)	—	(2,873)	(166)	(3,039)
Other comprehensive loss	—	—	—	—	(2,154)	(2,154)	(81)	(2,235)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(2,261)	—	(2,261)	—	(2,261)
Issuance of common stock in connection with employee equity incentive plans	214	—	527	—	—	527	—	527
Shares withheld related to net share settlement	(41)	—	(867)	—	—	(867)	—	(867)
Stock-based compensation	—	—	5,217	—	—	5,217	—	5,217
Balance as of March 31, 2022	95,373	$10	$489,745	$93,013	$(2,494)	$580,274	$11,837	$592,111

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,648)	$(3,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	7,246	5,147
Depreciation	2,897	2,604
Amortization	9,741	10,138
Deferred income taxes	(2,209)	(4,078)
Other	128	653
Changes in operating assets and liabilities:
Accounts receivable	14,623	54,434
Inventories	4,672	(662)
Prepaid expenses and other assets	(1,077)	(8,147)
Accounts payable	18,156	(35,308)
Other liabilities and accrued expenses	(10,703)	(27,607)
Net cash provided by (used in) operating activities	41,826	(6,106)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(19,534)
Purchase of property and equipment	(4,677)	(4,365)
Net cash used in investing activities	(4,677)	(23,899)
Cash flows from financing activities:
Repayment of debt	(10,000)	(1,250)
Borrowing from line of credit	—	293,000
Repayment of line of credit	—	(293,000)
Payment of other offering costs	(497)	—
Payment of contingent consideration	(950)	(292)
Proceeds from issuance of shares through employee equity incentive plans	2,117	523
Payment of taxes related to net share settlement of equity awards	(556)	(887)
Net cash used in financing activities	(9,886)	(1,906)
Effect of exchange rate changes on cash	730	(1,484)
Net increase (decrease) in cash and restricted cash	27,993	(33,395)
Cash and restricted cash at the beginning of the period	154,060	65,380
Cash and restricted cash at the end of the period	$182,053	$31,985
Supplemental cash flow disclosures:
Cash paid for interest	$4,184	$1,207
Cash (refunded) paid for income taxes, net	(546)	4,354
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,234	$3,322
Right-of-use assets obtained in exchange for operating lease liabilities	365	633

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

Corsair is organized into two reportable segments:

•
Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories and EpocCam software, among others.
•
Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accounting policies we follow are set forth in Part II, Item 8, Note 2, “Significant Accounting Policies”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2022 which was filed with the SEC on February 27, 2023.

The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed, combined or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of March 31, 2023 and our results of operations for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Corsair and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For consolidated entities where we own less than 100% of the equity, our consolidated net comprehensive income (loss) is reduced by the portion attributable to the noncontrolling interest.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, and deferred income tax. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the potential impacts from the events in the current economic environment and the events in Ukraine. We adjust such estimates and assumptions when facts and circumstances dictate. The extent to which the current macroeconomic factors and the development in Ukraine will impact our business going forward depends on numerous dynamic factors that we cannot reliably predict. Actual results could differ materially from those estimates.

Recently Adopted Accounting Pronouncements

None.

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

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in our condensed consolidated financial statements on a recurring basis. Our financial instruments, including cash, restricted cash, accounts receivable, accounts payable, borrowings from credit lines and other liabilities and accrued expenses approximate fair value due to their short-term maturities. The balances of our financial assets that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were not material. The following tables summarize our financial liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Foreign currency forward contracts(1)	$—	$389	$—	$389
Total liabilities	$—	$389	$—	$389

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(2)	$—	$—	$954	$954
Foreign currency forward contracts(1)	—	484	—	484
Total liabilities	$—	$484	$954	$1,438

(1)
The fair values of the forward contracts were based on similar exchange traded derivatives and the related asset or liability is included within Level 2 of the fair value hierarchy.

(2)
In December 2019, one of our subsidiaries entered into an Agreement and Plan of Merger with Scuf Holdings, Inc. and its subsidiaries (collectively, “SCUF”) and acquired 100% of their equity interests (the “SCUF Acquisition”). The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement, and these estimates represent a level 3 fair value measurement. The $1.0 million liability as of December 31, 2022 was finalized in the fourth quarter of 2022, and this amount was paid in the first quarter of 2023.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $25.3 million and $23.4 million as of March 31, 2023 and December 31, 2022, respectively, none of which have been designated as hedging instruments during the periods presented. The net fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $(0.4) million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

5. Business Combinations

iDisplay Acquisition

On January 1, 2022, we completed the acquisition of a 51% ownership stake in iDisplay (the “iDisplay Acquisition”), a leader in electronic development and design specializing in display technology, headquartered in Taiwan.

The fair value consideration for iDisplay was $36.4 million, including $21.9 million in cash and the issuance of 690,333 shares of our common stock with a fair value of $14.5 million at Closing Date. The consideration was reduced for the effective 51% settlement of a pre-existing contractual accounts payable balance owed to iDisplay of $3.5 million. The iDisplay Acquisition has allowed us to direct the development and integration of iDisplay’s display-based touch-screen technologies into our products for creators, gamers and streamers. iDisplay’s results of operations are fully consolidated with Corsair with effect from January 1, 2022.

The seller of iDisplay (the “iDisplay Seller”) has retained a 49% noncontrolling interest in iDisplay. Under the Shareholders Agreement between Corsair and the iDisplay Seller, a put option was provided to the iDisplay Seller and a call option was provided to Corsair for the option to transfer (i) 14% ownership interest in iDisplay to Corsair upon the first anniversary of the Closing and (ii) an additional 15% of ownership interest in iDisplay to Corsair upon the second anniversary of the Closing. Both put and call options expire on January 1, 2025. The exercise price of the put option and the call option is based on multiples of iDisplay’s trailing twelve-month earnings before interest, income tax, depreciation and amortization (“TTM EBITDA”) less any debt. The 29% noncontrolling interest subject to the put option is considered a redeemable noncontrolling interest ("RNCI"). See Note 15, “Redeemable Noncontrolling Interest” for more information regarding such RNCI.

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

Acquisition-related costs

There was no acquisition-related costs incurred in the three months ended March 31, 2023. We incurred acquisition-related costs of approximately $0.5 million for the three months ended March 31, 2022. These costs are recorded in sales, general and administrative expenses in the condensed consolidated statement of operations.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2022	$148,931	$198,816	$347,747
Effect of foreign currency exchange rates	10	453	463
Balance as of March 31, 2023	$148,941	$199,269	$348,210

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$53,726	$26,454	$27,272	$53,726	$24,088	$29,638
Trade name	29,907	7,340	22,567	29,735	6,802	22,933
Customer relationships	218,447	122,318	96,129	218,542	116,919	101,623
Patent portfolio	33,916	13,178	20,738	33,198	11,764	21,434
Supplier relationships	6,172	1,286	4,886	6,129	1,021	5,108
Total finite-life intangibles	342,168	170,576	171,592	341,330	160,594	180,736
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	60	—	60	89	—	89
Total intangible assets	$377,658	$170,576	$207,082	$376,849	$160,594	$216,255

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

The estimated future amortization expense of intangible assets as of March 31, 2023 is as follows (in thousands):

Amounts

Remainder of 2023	$28,186
2024	36,494
2025	36,206
2026	32,902
2027	23,293
Thereafter	14,511
Total	$171,592

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

Cash and Restricted Cash

	March 31, 2023	December 31, 2022

Cash	$179,147	$151,180
Restricted cash—short term	2,672	2,647
Restricted cash—noncurrent	234	233
Total cash and restricted cash	$182,053	$154,060

Accounts Receivable, Net

	March 31, 2023	December 31, 2022

Accounts receivable	$146,411	$145,380
Due from Factor	75,366	91,061
Allowance for doubtful accounts	(785)	(785)
Accounts receivable, net	$220,992	$235,656

On September 29, 2022, one of our fully consolidated subsidiaries entered into an accounts receivable factoring agreement (“Factoring Agreement”) with a third-party financial institution (“Factor”). Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. Proceeds from factoring the accounts receivable are due upon collection of payments from the customers, but upon our request, the Factor may, at their sole discretion, remit a portion of the proceeds to us prior to their collection of payments from the customers. Our obligations to the Factor arising from the Factoring Agreement are secured by certain assets of our subsidiary. In the three months ended March 31, 2023, we sold receivables and received cash proceeds of $82.9 million and $98.6 million, respectively. The cost of factoring is included in selling, general and administrative expenses in our condensed consolidated statements of operations and the amount incurred in the three months ended March 31, 2023, was immaterial.

The Factor and one other customer, each represented 10% or more of our accounts receivable, net balance as of March 31, 2023 and December 31, 2022.

Inventories

	March 31, 2023	December 31, 2022

Raw materials	$44,527	$49,926
Work in progress	10,738	4,171
Finished goods	133,216	138,620
Inventories	$188,481	$192,717

Property and Equipment, Net

	March 31, 2023	December 31, 2022

Manufacturing equipment	$30,276	$28,993
Leasehold improvements	19,161	18,903
Computer equipment, software and office equipment	16,570	16,205
Furniture and fixtures	3,745	3,277
Total property and equipment	$69,752	$67,378
Less: Accumulated depreciation and amortization	(35,624)	(32,451)
Property and equipment, net	$34,128	$34,927

Other Assets

	March 31, 2023	December 31, 2022

Right-of-use assets	$43,121	$45,175
Deferred tax asset	25,211	23,569
Other	6,369	6,546
Other assets	$74,701	$75,290

Other Liabilities and Accrued Expenses

	March 31, 2023	December 31, 2022

Accrued reserves for customer incentive programs	$47,834	$58,621
Accrued reserves for sales return	27,762	27,199
Accrued payroll and related expense	13,084	10,511
Operating lease liabilities, current	12,090	11,051
Accrued freight expenses	11,746	12,486
Income tax payable	6,792	5,322
Contract liabilities	2,818	6,259
Other	30,359	33,021
Other liabilities and accrued expenses	$152,485	$164,470

Other Liabilities, Noncurrent

	March 31, 2023	December 31, 2022

Operating lease liabilities, noncurrent	$42,956	$45,457
Other	3,098	3,132
Other liabilities, noncurrent	$46,054	$48,589

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we will record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we will record a payable to the manufacturer at the purchase price, which replaces the initial nonmonetary transaction and inventory will be reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. In connection with such nonmonetary transactions with our manufacturers, as of March 31, 2023, we recognized $0.6 million prepaid inventory and $0.8 million accrued liabilities and as of December 31, 2022, we recognized $1.0 million prepaid inventory and $1.3 million accrued liabilities in the condensed consolidated balance sheet.

Because the transactions are nonmonetary, they have not been included in the condensed consolidated statements of cash flows pursuant to ASC 230, Statement of Cash Flows.

8. Debt

Our debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Term Loan (variable rate) due September 2026	$230,000	$240,000
Debt discount and issuance cost, net of amortization	(1,238)	(1,335)
Total debt, net	228,762	238,665
Less: debt maturing within one year, net	8,372	6,495
Long-term debt, net	$220,390	$232,170

Credit Agreement

On September 3, 2021, we entered into a new Credit Agreement (as amended, the “Credit Agreement”) which provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $3.75 million and $8.75 million of the Term Loan principal in the year ended December 31, 2022 and in the three months ended March 31, 2023, respectively.

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

On November 28, 2022, we entered into a Third Amendment (“Third Amendment”) to the Credit Agreement that provides for, among other things, (i) a decrease in the required minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to 2.50 to 1.00 for the quarters ending on and after March 31, 2023 through and including December 31, 2023, (ii) an increase in the maximum permitted Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) to 3.75 to 1.00 for the quarters ending December 31, 2022 and March 31, 2023, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2023, and 3.25 to 1.00 for the quarters ending September 30, 2023 and December 31, 2023, and (iii) a modified pricing grid providing for an increased margin (ranging from (x) 1.50% per annum to 3.25% per annum for loans bearing interest at the BSBY rate, and (y) 0.50% per annum to 2.25% per annum for loans bearing interest at the base rate, in each case depending on the Company’s Consolidated Total Net Leverage Ratio) for the period of December 31, 2022 through December 31, 2023.

The First, Second and Third Amendment were accounted for as debt modifications.

As of March 31, 2023, we were not in default under the Credit Agreement.

As of March 31, 2023 and December 31, 2022, we had no outstanding balance under the Revolving Facility.

As of March 31, 2023 and December 31, 2022, the carrying value of our Term Loan was $228.8 million and $238.7 million, respectively. The estimated fair value of the Term Loan as of March 31, 2023, which we have classified as a Level 2 financial instrument, was approximately $234.6 million.

The effective interest rate inclusive of the debt discount and debt issuance costs was approximately 7.06% and 1.49% for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022

Credit Agreement:
Contractual interest expense for Term Loan	4,065	865
Contractual interest expense for Revolving Facility	—	274
Amortization of debt discount and issuance cost	134	86
Interest income	(1,474)	—
Other	103	54
Total interest expense recognized	$2,828	$1,279

The estimated future principal payments under our total long-term debt as of March 31, 2023 are as follows (in thousands):

Amounts

Remainder of 2023	$5,625
2024	12,500
2025	12,500
2026	199,375
2027	—
Thereafter	—
Total debt	$230,000

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Beginning of the period	$3,685	$5,655
Warranty provision related to products shipped	1,378	1,298
Deductions for warranty claims processed	(1,596)	(1,561)
End of period	$3,467	$5,392

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (ERP) system and the related support services as well as marketing sponsorships. Long-term non-cancelable purchase commitments as of March 31, 2023 were as follows (in thousands):

Amounts

Remainder of 2023	$1,178
2024	1,835
2025	316
2026	—
2027	—
Thereafter	—
Total	$3,329

Our total long term non-cancelable purchase commitments outstanding as of December 31, 2022 were $3.8 million.

Letters of Credit

There were no letters of credit outstanding, as of March 31, 2023 and December 31, 2022. No amounts have been drawn upon letters of credit for all periods presented.

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

10. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of March 31, 2023 and December 31, 2022.

Shelf-Registration Statement

On July 22, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective August 1, 2022 (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants. In addition, the 2022 Shelf Registration Statement registered 54,179,559 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement. We did not receive any of the proceeds from the sale of the shares registered by the selling securityholders.

In November 2022, we sold 4,545,455 shares of common stock at a price of $16.50 per share in a registered underwritten public offering pursuant to the 2022 Shelf Registration Statement. Following the partial exercise in December 2022 by the underwriters of their option to purchase additional shares, we sold an additional 500,000 shares. The total proceeds from the underwritten public offering, net of underwriting discounts, commission and offering expenses, were approximately $81.0 million.

11. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2023, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022

Cost of revenue	$440	$285
Sales, general and administrative	5,871	4,152
Product development	935	710
Stock-based compensation expense, net of amounts capitalized (1)	$7,246	$5,147
Income tax benefits related to stock-based compensation expense	$1,354	$311

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

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	March 31, 2023
	Unrecognized Expense	Remaining weighted average period (In years)

Stock Options	$35,182	2.8
Restricted Stock Units	42,720	2.9
ESPP	288	0.25
Total unrecognized stock-based compensation expense	$78,190

The total intrinsic value of options exercised was $4.4 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. The total fair value of restricted stock units vested was $4.9 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

12. Net Loss Per Share

The following table summarizes the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022

Numerator
Net loss	$(1,648)	$(3,280)
Less: Net income (loss) attributable to noncontrolling interest	364	(407)
Net loss attributable to Corsair Gaming, Inc.	(2,012)	(2,873)
Change in redemption value of redeemable noncontrolling interest	958	(2,261)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(1,054)	$(5,134)
Denominator
Basic weighted-average shares outstanding	101,685	95,275
Effect of dilutive securities (1)	—	—
Total diluted weighted-average shares outstanding	101,685	95,275

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

Anti-dilutive potential common shares (1)	11,934	10,383

(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

13. Income Taxes

The table below presents our loss before income taxes, income tax benefit and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Loss before income taxes	$(2,287)	$(4,263)
Income tax benefit	639	983
Effective tax rate	(27.9)%	(23.1)%

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

Our effective tax rates were (27.9)% and (23.1)% for the three months ended March 31, 2023 and 2022, respectively. The increase in our effective tax rate was primarily due to an increase in non-deductible stock-based compensation expense partially offset by an increase in windfall tax benefit from stock-based compensation expense.

Unrecognized tax benefits were $3.7 million as of March 31, 2023 and $3.6 million as of December 31, 2022, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

14. Segment and Geographic Information

We have two reportable segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories and EpocCam software, among others.
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

The table below summarizes the financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2023	2022

Net revenue
Gamer and Creator Peripherals	$88,942	$134,148
Gaming Components and Systems	265,022	246,543
Total net revenue	$353,964	$380,691
Gross Profit
Gamer and Creator Peripherals	$26,648	$43,057
Gaming Components and Systems	58,756	47,699
Total gross profit	$85,404	$90,756

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2023	2022

Net revenue
Americas	$185,898	$192,824
Europe and Middle East	113,441	122,198
Asia Pacific	54,625	65,669
Total net revenue	$353,964	$380,691

Revenues from sales to customers in the United States represented 46.2% and 43.6% for the three months ended March 31, 2023 and 2022, respectively. No other countries besides the United States represented 10% or more of total net revenue for each of the periods presented.

One customer represented at least 10% of total net revenue for the three months ended March 31, 2023 and 2022, respectively.

15. Redeemable Noncontrolling Interest

Under the Shareholders Agreement between Corsair and the iDisplay Seller a put option was provided to the iDisplay Seller to transfer to Corsair (i) 14% of their ownership interest in iDisplay upon the first anniversary of the Closing Date of the iDisplay Acquisition, and (ii) an additional 15% of their ownership interest in iDisplay upon the second anniversary of the Closing Date. The put option will expire after January 1, 2025. The exercise price of the put option is based on multiples of iDisplay’s historical TTM EBITDA less any debt. The put option makes this portion of the noncontrolling interest redeemable and therefore, the RNCI is classified as temporary equity on our consolidated balance sheets and carried at the greater of the initial carrying amount, increased or decreased, for the RNCI share of comprehensive income (loss), contributions and distributions, or the redemption value. The change in redemption value is recognized through retained earnings.

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022

Balance at beginning of period	$21,367	$—
Initial carrying amount estimated at iDisplay's Closing Date	—	17,522
Share of net income (loss)	215	(241)
Share of other comprehensive income (loss)	22	(118)
Change in redemption value (1)	(958)	2,261
Balance at end of period	$20,646	$19,424
(1)
These amounts represent a $1.0 million decrease and $2.3 million increase in redemption value over the carrying value for the three months ended March 31, 2023 and 2022 respectively. These amounts were recorded as an offset to retained earnings impacting the net loss used in the calculation of net loss per share attributable for these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the United States Securities and Exchange Commission (“SEC”) on February 27, 2023. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We are a leading global provider and innovator of high-performance gear for gamers, streamers and content creators, many of which build their own PCs using our components. Our industry-leading gaming gear helps digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming gear enables streamers and content creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. Our solution is the most complete suite of gear among our major competitors and addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato streaming suite for content creators, including our Stream Deck control software, which provide unified, intuitive performance, and aesthetic control and customization across their respective product families. We also offer digital services to enhance the customer experience by integrating esports, stream deck marketplace, customer care and extended warranty into our product offerings.

We group our products into two categories (operating segments):

•
Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming camera, studio accessories, and EpocCam software, among others.
•
Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

We are committed to continuing to grow in our current markets as well as new markets through the development of innovative technologies and by entering into new categories through organic growth or acquisition. In 2022 and 2021, we entered into four new markets, namely the microphones and cameras markets for content creators, the gaming monitors market and prebuilt gaming laptops market for both gamers and content creators. We continue to expand our product portfolio, launching 125 new products in the year of 2022. During the three months ended March 31, 2023, we started to ship various new innovative products including our new FLEX OLED bendable monitor, engineered in partnership with LG, and we expanded our Stream Deck product family, which further enhances the speed and workflows in streaming and content creation. In addition, with lower priced GPUs coming to market and new game titles being released this year, we believe that the gaming market will continue to grow.

Summary of Financial Results

Our net revenue for the three months ended March 31, 2023 decreased by $26.7 million or 7.0%, as compared to the same period last year. The decrease in net revenue for the three-month period was driven by decreased revenue in our gamer and peripherals segment, offset partially by increased revenue in our gaming components and systems segment. Our gross margin increased from 23.8% to 24.1% for the three months ended March 31, 2023, as compared to the same period last year.

As of March 31, 2023, we had cash and restricted cash, in the aggregate of $182.1 million and the principal balance outstanding of the Term Loan was $230.0 million. Cash provided by (used in) operations was $41.8 million and $(6.1) million in the three months ended March 31, 2023 and 2022, respectively.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and those described below.

Impact of Macroeconomic Conditions

Our business and financial performance are significantly impacted by worldwide economic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russia and Ukraine, the COVID-19 pandemic, supply chain constraints, market uncertainty, and the risk of a recession, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment, have impacted our business and financial performance. Throughout 2022, these conditions adversely impacted our net revenue and resulted in higher cost of sales due to increased shipping and production costs. Such conditions also resulted in excess inventory in our distribution channels that led to us recognizing higher inventory impairment related charges in 2022 in order to rationalize our inventory levels to align with the reduced revenue in the period. These market dynamics, which we expect will continue in the short-term, have created new and different demand dynamics in our markets and have had significant impacts on our financial results.

The extent of the impact of macroeconomic conditions, geopolitical tensions and the COVID-19 pandemic on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our mitigation plans.

Impact of fluctuations in Currency Exchange Rate

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

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming gear. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted with increasing numbers of content creators. This trend, which has accelerated in the past few years experienced a setback in 2022 primarily due to challenging macroeconomic conditions and the ongoing war between Russia and Ukraine. Nonetheless, we have seen some recovery starting from the fourth quarter of 2022. Accordingly, we believe that the acceleration trend will resume in the remainder of 2023 and that we are well-positioned to serve the streaming market with best-in-class tools for content creation.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our gear. The shortage of reasonably priced GPUs since the second half of 2021 had a negative impact on our gaming component revenue, but starting from the third quarter of 2022, we saw the availability of reasonably priced GPUs began to normalize which brought along some positive effects to the self-built PC market.
•
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

Impact of Customer Concentration

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 25.8% and 30.4% of our net revenue for the three months ended March 31, 2023 and 2022, respectively, and sales to our ten largest customers accounting for approximately 51.5% and 52.5% of our net revenue for the three months ended March 31, 2023 and 2022, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

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

Impact of Seasonal Sales Trends

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday”, as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter.

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

Interest Expense, Net

Interest expense, net consists of interest associated with our debt financing arrangements, including our revolving line of credit, and amortization of debt issuance costs and debt discounts. Interest income earned on our cash and cash equivalents balance is included within interest expense, net as an offset to interest expense.

Other Expense, Net

Other expense, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in foreign currencies, and net fair value gains and losses from our foreign currency forward contracts.

Income Tax Benefit

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

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the share of the net income (loss) of iDisplay attributable to the 49% ownership interest of iDisplay we did not acquire.

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended March 31,
	2023	2022

Net revenue	$353,964	$380,691
Cost of revenue	268,560	289,935
Gross profit	85,404	90,756
Operating expenses:
Sales, general and administrative	67,529	76,131
Product development	16,838	17,110
Total operating expenses	84,367	93,241
Operating income (loss)	1,037	(2,485)
Other (expense) income:
Interest expense, net	(2,828)	(1,279)
Other expense, net	(496)	(499)
Total other expense, net	(3,324)	(1,778)
Loss before income taxes	(2,287)	(4,263)
Income tax benefit	639	983
Net loss	(1,648)	(3,280)
Less: Net income (loss) attributable to noncontrolling interest	364	(407)
Net loss attributable to Corsair Gaming, Inc.	$(2,012)	$(2,873)

	Three Months Ended March 31,
	2023	2022

Net revenue	100.0%	100.0%
Cost of revenue	75.9	76.2
Gross profit	24.1	23.8
Operating expenses:
Sales, general and administrative	19.1	20.0
Product development	4.8	4.5
Total operating expenses	23.9	24.5
Operating income (loss)	0.2	(0.7)
Other (expense) income:
Interest expense, net	(0.8)	(0.3)
Other expense, net	(0.1)	(0.1)
Total other expense, net	(0.9)	(0.4)
Loss before income taxes	(0.7)	(1.1)
Income tax benefit	0.2	0.3
Net loss	(0.5)	(0.8)
Less: Net income (loss) attributable to noncontrolling interest	0.1	(0.1)
Net loss attributable to Corsair Gaming, Inc.	(0.6)%	(0.7)%

Components of Results of Operations

Net Revenue

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net revenue	$353,964	$380,691

Net revenue decreased by $26.7 million, or 7.0%, for the three months ended March 31, 2023 as compared to the same period last year. The decrease was due to a 33.7% decrease in sales for our gamer and creator peripherals segment and partially offset by a 7.5% increase in sales for our gaming components and systems segment.

Overall, the demand for most of our peripheral products was lower in the three months ended March 31, 2023 compared to same period last year primarily due to the challenging macroeconomic environment, including the adverse impacts from the war between Russia and Ukraine as well as inflationary trends. The decline in demand for our peripherals products was partially offset by an increase in demand for our component and system products, primarily driven by the self-built PC market expansion due to the increase in availability of reasonably priced GPUs and CPUs as well as the release of new game titles.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2023	2022

	(In thousands, except percentages)
Gross profit	$85,404	$90,756
Gross margin	24.1%	23.8%

Gross margin increased 0.3% for the three months ended March 31, 2023 as compared to the same period last year. The increase was primarily attributable to lower freight costs and tariffs as the elevated freight rates caused by the COVID-19 pandemic have normalized to close to pre-pandemic level.

We expect our gross margin in the remainder of 2023 to benefit from further improvement in the supply chain environment.

Sales, General and Administrative (SG&A)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Sales, general and administrative	$67,529	$76,131

SG&A expenses decreased $8.6 million, or 11.3%, for the three months ended March 31, 2023 as compared to the same period last year. The majority of the decrease in SG&A expenses was due to reduced freight rates and lower freight costs on lower revenues. The remaining decrease in SG&A expenses was primarily due to lower marketing and advertising expenses, partially offset by higher bonus expenses and higher stock-based compensation expenses.

Product Development

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Product development	$16,838	$17,110

Product development expenses decreased $0.3 million, or 1.6%, for the three months ended March 31, 2023 as compared to the same period last year. The decrease was primarily due to lower personnel-related cost which was offset partially by higher consulting and contractor costs.

Interest Expense, Net and Other Expense, Net

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Interest expense, net	$(2,828)	$(1,279)
Other expense, net	(496)	(499)

Interest expense, net increased $1.5 million, or 121.1%, for the three months ended March 31, 2023 as compared to the same period last year. The increase in interest expense, net was primarily due to a higher interest rate on our Term Loan compared to the same period last year, partially offset by $1.5 million interest income earned in the three months ended March 31, 2023. There was no interest income earned in the three months ended March 31, 2022.

Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Benefit

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Loss before income taxes	$(2,287)	$(4,263)
Income tax benefit	639	983
Effective tax rate	(27.9)%	(23.1)%

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

Our effective tax rates were (27.9)% and (23.1)% for the three months ended March 31, 2023, and 2022, respectively. The increase in our effective tax rate was primarily due to an increase in non-deductible stock-based compensation expense partially offset by an increase in windfall tax benefit from stock-based compensation expense.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	2023		2022

Gamer and Creator Peripherals Segment	$88,942	25.1%	$134,148	35.2%
Gaming Components and Systems Segment
Memory Products	131,337	37.1	132,154	34.7
Other Component Products	133,685	37.8	114,389	30.0
	265,022	74.9	246,543	64.8
Total Net Revenue	$353,964	100.0%	$380,691	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment decreased $45.2 million, or 33.7%, for the three months ended March 31, 2023 as compared to the same period last year due to demand softness primarily driven by challenging macroeconomic environment, including the adverse impacts from the war between Russia and Ukraine and inflationary pressure on consumer spending, most notably in Europe.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment increased $18.5 million, or 7.5%, for the three months ended March 31, 2023 as compared to the same period last year, primarily due to increased sales in the demand for our PSU and cooling solutions as the self-built PC market has been positively impacted by an increase in availability of reasonably priced GPUs and CPUs as well as the release of new game titles.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended March 31,
	2023		2022

Gamer and Creator Peripherals Segment	$26,648	30.0%	$43,057	32.1%
Gaming Components and Systems Segment
Memory Products	20,806	15.8	21,065	15.9
Other Component Products	37,950	28.4	26,634	23.3
	58,756	22.2	47,699	19.3
Total Gross Profit	$85,404	24.1%	$90,756	23.8%

Gamer and Creator Peripherals Segment

The gross margin of the gamer and creator peripherals segment decreased in the three months ended March 31, 2023 by 2.1% as compared to the same period last year, primarily due to higher excess and obsolescence charges, partially offset by lower freight costs and tariffs as well as decreased promotional activity.

Gaming Components and Systems Segment

The gross margin of the gaming components and systems segment increased in the three months ended March 31, 2023 by 2.9% as compared to the same period last year, primarily due to a change in sales mix toward higher margin products in this segment and lower freight costs and tariffs.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have been the payments received from customers purchasing our products, the borrowings under our Credit Agreement (defined below) and the net proceeds we received from our underwritten public offerings.

On September 29, 2022, one of our subsidiaries entered into an accounts receivable Factoring Agreement with a third-party financial institution, or the Factor. Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. Our obligations to the Factor, related to advances from the Factor, are secured by certain assets of our subsidiary. The cost of factoring is not expected to have a material effect to our overall liquidity, financial condition or results of operations. There was no advance taken from the Factor during the three months ended March 31, 2023.

Our principal uses of cash generally will include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

As of March 31, 2023, we had cash and restricted cash, in aggregate of $182.1 million, including $27.9 million held by our foreign subsidiaries. Amounts held outside of the United States are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the United States generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at March 31, 2023, supplemented with the borrowings under our Revolving Credit Facility will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash provided by (used in):
Operating activities	$41,826	$(6,106)
Investing activities	(4,677)	(23,899)
Financing activities	(9,886)	(1,906)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $41.8 million and consisted of a net cash inflow of $25.7 million from changes in our net operating assets and liabilities and non-cash adjustments of $17.8 million, offset partially by a net loss of $1.6 million. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts receivable, a decrease in inventories and an increase in accounts payable due to timing of payments. These net cash inflows were partially offset by a decrease in other liabilities and accrued expenses mainly due to lower accrual for sales returns and customer incentives. The non-cash adjustments consisted primarily of amortization of intangibles, depreciation and stock-based compensation expense, which were partially offset by changes in deferred income taxes.

Net cash used in operating activities for the three months ended March 31, 2022 was $6.1 million and consisted of net loss of $3.3 million and $17.3 million net cash outflow from changes in our net operating assets and liabilities, partially offset by non-cash adjustments of $14.5 million. The net cash outflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to lower accrual for sales returns and customer incentives and bonus expense, as well as an increase in prepaid and other assets. The net cash outflows were partially offset by a decrease in accounts receivable. The non-cash adjustments consisted primarily of amortization of intangibles, depreciation and stock-based compensation expense, which were partially offset by changes in deferred tax assets.

Cash Flows from Investing Activities

Cash used in investing activities was $4.7 million for the three months ended March 31, 2023 and consisted of purchases of capital equipment and software.

Cash used in investing activities was $23.9 million for the three months ended March 31, 2022 and consisted of $19.5 million for the iDisplay Acquisition (net of cash acquired) and $4.4 million for the purchase of capital equipment and software.

Cash Flows from Financing Activities

Cash used in financing activities was $9.9 million for the three months ended March 31, 2023 and consisted of $10.0 million repayment of debt, $1.0 million payment of contingent consideration, $0.6 million payment of taxes related to net share settlement of equity awards, and $0.5 million payment of offering costs in connection with our underwritten public offering in the fourth quarter of 2022, partially offset by $2.1 million proceeds received from the issuance of shares through employee equity incentive plans.

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

Capital Resources

Credit Agreement (Term Loan and Revolving Credit Facility)

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The new Credit Agreement provides for a total commitment of $350.0 million, consisting of a $100.0 million revolving credit facility (“Revolving Credit Facility”) and a $250.0 million term loan facility (“Term Loan”).

The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $3.75 million and $8.75 million of the Term Loan principal in the year ended December 31, 2022 and in the three months ended March 31, 2023, respectively.

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

On November 28, 2022, we entered into a Third Amendment (“Third Amendment”) to the Credit Agreement which provides for, among other things: (i) a decrease in the required minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to 2.50 to 1.00 for the quarters ending on and after March 31, 2023 through and including December 31, 2023; (ii) an increase in the maximum permitted Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) to 3.75 to 1.00 for the quarters ending December 31, 2022 and March 31, 2023, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2023, and 3.25 to 1.00 for the quarters ending September 30, 2023 and December 31, 2023; and (iii) a modified pricing grid providing for an increased margin (ranging from (x) 1.50% per annum to 3.25% per annum for loans bearing interest at the BSBY rate, and (y) 0.50% per annum to 2.25% per annum for loans bearing interest at the base rate, in each case depending on our Consolidated Total Net Leverage Ratio) for the period of December 31, 2022 through December 31, 2023.

As of March 31, 2023, we were not in default under the Credit Agreement. As of March 31, 2023, the total principal outstanding of the Term Loan was $230.0 million and the available and uncommitted capacity under the Revolving Credit Facility was $100 million.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of March 31, 2023 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$272,618	$24,584	$47,594	$200,440	$—
Inventory-related purchase obligations (2)	92,260	92,260	—	—	—
Operating lease obligations (3)	65,233	13,175	17,982	11,905	22,171
Other purchase obligations (4)	20,278	18,569	1,709	—	—
Total	$450,389	$148,588	$67,285	$212,345	$22,171

(1)
Amounts represent the principal cash payments as of March 31, 2023 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of March 31, 2023, we had $2.6 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

Other than the new items discussed in Note 2 of our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.

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

Interest Rate Risk

As of March 31, 2023, we had cash and restricted cash of $182.1 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of March 31, 2023, under the Credit Agreement, we had $230.0 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily BSBY. See Note 8, “Debt - Credit Agreement” to our condensed consolidated financial statements for additional information on the Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of March 31, 2023, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $2.3 million.

Foreign Currency Risk

Approximately 15.7% of our net revenue for the three months ended March 31, 2023 was denominated in foreign currencies, primarily Euro and British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $25.3 million and $23.4 million as of March 31, 2023 and December 31, 2022, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The impact of changes in foreign currency rates, including the gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(0.6) million for each of the three months ended March 31, 2023 and 2022. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $0.9 million in our condensed consolidated financial statements for the three months ended March 31, 2023.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. The risks that we describe in our public filings are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely effect on our business, financial condition and/or future operating results.

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

Corsair Gaming, Inc.

Date: May 10, 2023	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer, Treasurer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)