Form 10-Q
period 2023-06-30
Corsair Gaming, Inc.
filed 2023-08-03
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, the registrant had 102,781,870 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report and relate to matters such as our industry and the markets we operate in, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases to identify the forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including, for example, general economic conditions and supply chain issues. We believe that these factors include but are not limited to those described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net revenue	$325,432	$283,908	$679,396	$664,599
Cost of revenue	242,600	247,449	511,160	537,384
Gross profit	82,832	36,459	168,236	127,215
Operating expenses:
Sales, general and administrative	69,953	73,393	137,482	149,524
Product development	15,593	18,026	32,431	35,136
Total operating expenses	85,546	91,419	169,913	184,660
Operating loss	(2,714)	(54,960)	(1,677)	(57,445)
Other (expense) income:
Interest expense, net	(2,518)	(1,676)	(5,346)	(2,955)
Other (expense) income, net	(1,134)	633	(1,630)	134
Total other expense, net	(3,652)	(1,043)	(6,976)	(2,821)
Loss before income taxes	(6,366)	(56,003)	(8,653)	(60,266)
Income tax benefit	2,287	4,164	2,926	5,147
Net loss	(4,079)	(51,839)	(5,727)	(55,119)
Less: Net income (loss) attributable to noncontrolling interest	401	174	765	(233)
Net loss attributable to Corsair Gaming, Inc.	$(4,480)	$(52,013)	$(6,492)	$(54,886)

Calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(4,480)	$(52,013)	$(6,492)	$(54,886)
Change in redemption value of redeemable noncontrolling interest	5,577	(7,379)	6,535	(9,640)
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$1,097	$(59,392)	$43	$(64,526)

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$0.01	$(0.62)	$0.00	$(0.68)
Diluted	$0.01	$(0.62)	$0.00	$(0.68)
Weighted-average common shares outstanding:
Basic	102,304	95,467	101,996	95,372
Diluted	106,502	95,467	106,169	95,372

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(4,079)	$(51,839)	$(5,727)	$(55,119)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax (expense) benefit of $64 and $(164) for the three months ended June 30, 2023 and 2022, respectively, and $46 and $(13) for the six months ended June 30, 2023 and 2022, respectively.	1,385	(5,154)	3,052	(7,412)
Unrealized foreign exchange loss from long-term intercompany loans, net of tax (expense) benefit of nil and $55 for the three months ended June 30, 2023 and 2022, respectively, and $(127) and $74 for the six months ended June 30, 2023 and 2022, respectively.	4	(277)	(22)	(372)
Comprehensive loss	(2,690)	(57,270)	(2,697)	(62,903)
Less: Comprehensive income (loss) attributable to noncontrolling interest	275	(91)	675	(697)
Comprehensive loss attributable to Corsair Gaming, Inc.	$(2,965)	$(57,179)	$(3,372)	$(62,206)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash	$181,100	$151,180
Restricted cash	2,676	2,647
Accounts receivable, net	220,219	235,656
Inventories	212,538	192,717
Prepaid expenses and other current assets	45,147	40,593
Total current assets	661,680	622,793
Restricted cash, noncurrent	236	233
Property and equipment, net	33,589	34,927
Goodwill	348,554	347,747
Intangible assets, net	197,689	216,255
Other assets	77,216	75,290
Total assets	$1,318,964	$1,297,245
Liabilities
Current liabilities:
Debt maturing within one year, net	$10,251	$6,495
Accounts payable	196,275	172,033
Other liabilities and accrued expenses	159,209	164,470
Total current liabilities	365,735	342,998
Long-term debt, net	217,357	232,170
Deferred tax liabilities	16,932	18,054
Other liabilities, noncurrent	45,018	48,589
Total liabilities	645,042	641,811
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interest	15,231	21,367
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 102,748 and 101,385 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	614,671	593,486
Retained earnings	37,266	37,223
Accumulated other comprehensive loss	(3,761)	(6,881)
Total Corsair Gaming, Inc. stockholders’ equity	648,186	623,838
Nonredeemable noncontrolling interest	10,505	10,229
Total permanent equity	658,691	634,067
Total liabilities, temporary equity and permanent equity	$1,318,964	$1,297,245

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of March 31, 2023	102,017	$10	$602,368	$36,169	$(5,276)	$633,271	$10,392	$643,663
Net income (loss)	—	—	—	(4,480)	—	(4,480)	164	(4,316)
Other comprehensive income (loss)	—	—	—	—	1,515	1,515	(51)	1,464
Change in redemption value of redeemable noncontrolling interest	—	—	—	5,577	—	5,577	—	5,577
Issuance of common stock in connection with employee equity incentive plans	744	—	4,262	—	—	4,262	—	4,262
Shares withheld related to net share settlement	(13)	—	(231)	—	—	(231)	—	(231)
Stock-based compensation	—	—	8,272	—	—	8,272	—	8,272
Balance as of June 30, 2023	102,748	$10	$614,671	$37,266	$(3,761)	$648,186	$10,505	$658,691

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of March 31, 2022	95,373	$10	$489,745	$93,013	$(2,494)	$580,274	$11,837	$592,111
Net income	—	—	—	(52,013)	—	(52,013)	71	(51,942)
Other comprehensive loss	—	—	—	—	(5,166)	(5,166)	(108)	(5,274)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(7,379)	—	(7,379)	—	(7,379)
Dividend declared to nonredeemable noncontrolling interest	—	—	—	—	—	—	(900)	(900)
Issuance of common stock in connection with employee equity incentive plans	413	—	2,981	—	—	2,981	—	2,981
Shares withheld related to net share settlement	(6)	—	(110)	—	—	(110)	—	(110)
Stock-based compensation	—	—	6,125	—	—	6,125	—	6,125
Balance as of June 30, 2022	95,780	$10	$498,741	$33,621	$(7,660)	$524,712	$10,900	$535,612

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2022	101,385	$10	$593,486	$37,223	$(6,881)	$623,838	$10,229	$634,067
Net income (loss)	—	—	—	(6,492)	—	(6,492)	313	(6,179)
Other comprehensive income (loss)	—	—	—	—	3,120	3,120	(37)	3,083
Change in redemption value of redeemable noncontrolling interest	—	—	—	6,535	—	6,535	—	6,535
Issuance of common stock in connection with employee equity incentive plans	1,415	—	6,379	—	—	6,379	—	6,379
Shares withheld related to net share settlement	(52)	—	(787)	—	—	(787)	—	(787)
Stock-based compensation	—	—	15,593	—	—	15,593	—	15,593
Balance as of June 30, 2023	102,748	$10	$614,671	$37,266	$(3,761)	$648,186	$10,505	$658,691

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2021	94,510	$9	$470,364	$98,147	$(340)	$568,180	$—	$568,180
Issuance of common stock in relation to business acquisition	690	1	14,504	—	—	14,505	—	14,505
Noncontrolling interest from business combination	—	—	—	—	—	—	12,084	12,084
Net loss	—	—	—	(54,886)	—	(54,886)	(95)	(54,981)
Other comprehensive loss	—	—	—	—	(7,320)	(7,320)	(189)	(7,509)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(9,640)	—	(9,640)	—	(9,640)
Dividend declared to nonredeemable noncontrolling interest	—	—	—	—	—	—	(900)	(900)
Issuance of common stock in connection with employee equity incentive plans	627	—	3,508	—	—	3,508	—	3,508
Shares withheld related to net share settlement	(47)	—	(977)	—	—	(977)	—	(977)
Stock-based compensation	—	—	11,342	—	—	11,342	—	11,342
Balance as of June 30, 2022	95,780	$10	$498,741	$33,621	$(7,660)	$524,712	$10,900	$535,612

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(5,727)	$(55,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	15,420	11,234
Depreciation	5,933	5,149
Amortization	19,498	23,572
Deferred income taxes	(5,699)	(10,820)
Other	2,282	3,087
Changes in operating assets and liabilities:
Accounts receivable	13,926	120,046
Inventories	(19,342)	10,559
Prepaid expenses and other assets	(5,587)	(9,481)
Accounts payable	25,560	(43,496)
Other liabilities and accrued expenses	(2,292)	(44,680)
Net cash provided by operating activities	43,972	10,051
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(19,534)
Payment of deferred consideration	—	(95)
Purchase of property and equipment	(7,457)	(11,921)
Investment in available-for-sale convertible note	—	(1,000)
Net cash used in investing activities	(7,457)	(32,550)
Cash flows from financing activities:
Repayment of debt	(11,250)	(2,750)
Borrowing from line of credit	—	403,000
Repayment of line of credit	—	(403,000)
Payment of other offering costs	(497)	—
Payment of contingent consideration	(950)	(438)
Proceeds from issuance of shares through employee equity incentive plans	6,379	3,508
Payment of taxes related to net share settlement of equity awards	(787)	(997)
Net cash used in financing activities	(7,105)	(677)
Effect of exchange rate changes on cash	542	(3,502)
Net increase (decrease) in cash and restricted cash	29,952	(26,678)
Cash and restricted cash at the beginning of the period	154,060	65,380
Cash and restricted cash at the end of the period	$184,012	$38,702
Supplemental cash flow disclosures:
Cash paid for interest	$8,349	$2,665
Cash paid for income taxes, net	541	8,235
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,806	$2,204
Right-of-use assets obtained in exchange for operating lease liabilities	2,161	565
Issuance of common stock relating to business acquisition	—	14,504

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of June 30, 2023 and our results of operations for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in our condensed consolidated financial statements on a recurring basis. Our financial instruments, including cash, restricted cash, accounts receivable, accounts payable, borrowings from credit lines and other liabilities and accrued expenses approximate fair value due to their short-term maturities. The balances of our financial assets that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 were not material. The following tables summarize our financial liabilities that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Foreign currency forward contracts(1)	$—	$221	$—	$221
Total liabilities	$—	$221	$—	$221

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(2)	$—	$—	$954	$954
Foreign currency forward contracts(1)	—	484	—	484
Total liabilities	$—	$484	$954	$1,438

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $24.4 million and $23.4 million as of June 30, 2023 and December 31, 2022, respectively, none of which have been designated as hedging instruments during the periods presented. The net fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $(0.2) million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and was $(0.6) million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively.

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

Acquisition-related costs

For the iDisplay acquisition, we incurred acquisition-related costs of approximately $0.1 million and $0.6 million for the three and six months ended June 30, 2022, respectively. These costs are recorded in sales, general and administrative expenses in the condensed consolidated statement of operations. There were no additional acquisition-related costs incurred for the iDisplay acquisition after 2022.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2022	$148,931	$198,816	$347,747
Effect of foreign currency exchange rates	(16)	823	807
Balance as of June 30, 2023	$148,915	$199,639	$348,554

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$53,726	$28,822	$24,904	$53,726	$24,088	$29,638
Trade name	30,071	7,880	22,191	29,735	6,802	22,933
Customer relationships	218,452	127,814	90,638	218,542	116,919	101,623
Patent portfolio	34,602	14,624	19,978	33,198	11,764	21,434
Supplier relationships	6,042	1,510	4,532	6,129	1,021	5,108
Total finite-life intangibles	342,893	180,650	162,243	341,330	160,594	180,736
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	16	—	16	89	—	89
Total intangible assets	$378,339	$180,650	$197,689	$376,849	$160,594	$216,255

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

The estimated future amortization expense of intangible assets as of June 30, 2023 is as follows (in thousands):

Amounts

Remainder of 2023	$18,471
2024	36,572
2025	36,283
2026	32,978
2027	23,318
Thereafter	14,621
Total	$162,243

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	June 30, 2023	December 31, 2022

Cash	$181,100	$151,180
Restricted cash—short term	2,676	2,647
Restricted cash—noncurrent	236	233
Total cash and restricted cash	$184,012	$154,060

Accounts receivable	$150,714	$145,380
Due from Factor	71,220	91,061
Allowance for doubtful accounts	(1,715)	(785)
Accounts receivable, net	$220,219	$235,656

On September 29, 2022, one of our fully consolidated subsidiaries entered into an accounts receivable factoring agreement (“Factoring Agreement”) with a third-party financial institution (“Factor”). Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. Proceeds from factoring the accounts receivable are due upon collection of payments from the customers, but upon our request, the Factor may, at their sole discretion, remit a portion of the proceeds to us prior to their collection of payments from the customers. Our obligations to the Factor arising from the Factoring Agreement are secured by certain assets of our subsidiary. In the three and six months ended June 30, 2023, we sold receivables of $84.6 million and $167.5 million to the Factor, respectively. In the three and six months ended June 30, 2023, we received cash proceeds of $88.3 million and $186.9 million from the Factor, respectively. The cost of factoring is included in selling, general and administrative expenses in our condensed consolidated statements of operations and the amounts incurred in the three and six months ended June 30, 2023, were immaterial.

Besides the Factor, one other customer represented 33.9% and 28.1% of our accounts receivable, net balance as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023	December 31, 2022

Raw materials	$39,735	$49,926
Work in progress	9,282	4,171
Finished goods	163,521	138,620
Inventories	$212,538	$192,717

Manufacturing equipment	$31,960	$28,993
Leasehold improvements	19,089	18,903
Computer equipment, software and office equipment	17,279	16,205
Furniture and fixtures	3,894	3,277
Total property and equipment	$72,222	$67,378
Less: Accumulated depreciation and amortization	(38,633)	(32,451)
Property and equipment, net	$33,589	$34,927

Right-of-use assets	$42,460	$45,175
Deferred tax asset	27,829	23,569
Other	6,927	6,546
Other assets	$77,216	$75,290

Accrued reserves for customer incentive programs	$55,447	$58,621
Accrued reserves for sales return	29,481	27,199
Accrued payroll and related expense	14,919	10,511
Operating lease liabilities, current	11,821	11,051
Accrued freight expenses	9,751	12,486
Income tax payable	5,195	5,322
Contract liabilities	2,596	6,259
Other	29,999	33,021
Other liabilities and accrued expenses	$159,209	$164,470

Operating lease liabilities, noncurrent	$42,202	$45,457
Other	2,816	3,132
Other liabilities, noncurrent	$45,018	$48,589

8. Debt

Our debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Term Loan (variable rate) due September 2026	$228,750	$240,000
Debt discount and issuance cost, net of amortization	(1,142)	(1,335)
Total debt, net	227,608	238,665
Less: debt maturing within one year, net	10,251	6,495
Long-term debt, net	$217,357	$232,170

Credit Agreement

On September 3, 2021, we entered into a new Credit Agreement (as amended, the “Credit Agreement”) which provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $3.75 million and $8.75 million of the Term Loan principal in the year ended December 31, 2022 and in the six months ended June 30, 2023, respectively.

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

As of June 30, 2023, we were not in default under the Credit Agreement.

As of June 30, 2023 and December 31, 2022, we had no outstanding balance under the Revolving Facility.

As of June 30, 2023 and December 31, 2022, the carrying value of our Term Loan was $227.6 million and $238.7 million, respectively. The estimated fair value of the Term Loan as of June 30, 2023, which we have classified as a Level 2 financial instrument, was approximately $226.1 million.

The effective interest rate inclusive of the debt discount and debt issuance costs was approximately 7.67% and 2.13% for the three months ended June 30, 2023 and 2022, respectively, and was approximately 7.36% and 1.81% for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the interest expense, net recognized for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Credit Agreement:
Contractual interest expense for Term Loan	$4,257	$1,370	$8,322	$2,235
Contractual interest expense for Revolving Facility	—	201	—	475
Amortization of debt discount and issuance cost	132	86	266	172
Interest income	(1,978)	—	(3,452)	—
Other interest expense	107	19	210	73
Total interest expense, net	$2,518	$1,676	$5,346	$2,955

The estimated future principal payments under our total long-term debt as of June 30, 2023 are as follows (in thousands):

Amounts

Remainder of 2023	$4,375
2024	12,500
2025	12,500
2026	199,375
2027	—
Thereafter	—
Total future principal payments	$228,750

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Beginning of the period	$3,467	$5,392	$3,685	$5,655
Warranty provision related to products shipped	2,642	1,167	4,020	2,465
Deductions for warranty claims processed	(1,366)	(1,794)	(2,962)	(3,355)
End of period	$4,743	$4,765	$4,743	$4,765

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (ERP) system and the related support services as well as marketing sponsorships. Long-term non-cancelable purchase commitments as of June 30, 2023 were as follows (in thousands):

Amounts

Remainder of 2023	$862
2024	1,876
2025	316
2026	—
2027	—
Thereafter	—
Total	$3,054

Our total long term non-cancelable purchase commitments outstanding as of December 31, 2022 were $3.8 million.

Letters of Credit

There were no letters of credit outstanding, as of June 30, 2023 and December 31, 2022. No amounts have been drawn upon letters of credit for all periods presented.

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

10. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of June 30, 2023 and December 31, 2022.

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

11. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2023, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenue	$567	$380	$1,007	$665
Sales, general and administrative	6,607	4,861	12,478	9,013
Product development	1,024	850	1,959	1,560
Stock-based compensation expense, net of amounts capitalized (1)	$8,198	$6,091	$15,444	$11,238
Income tax benefits related to stock-based compensation expense	$1,224	$59	$2,578	$370

(1)
Total stock-based compensation expense capitalized in inventory, internally developed software, and cloud computing arrangement implementation costs were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	June 30, 2023
	Unrecognized Expense	Remaining weighted average period (In years)

Stock Options	$32,136	2.6
Restricted Stock Units	38,370	2.8
Total unrecognized stock-based compensation expense	$70,506

The total intrinsic value of options exercised was $5.5 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively, and was $9.9 million and $49.3 million for the six months ended June 30, 2023 and 2022, respectively. The total fair value of restricted stock units vested was $3.3 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and was $8.2 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively.

12. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Numerator
Net loss	$(4,079)	$(51,839)	$(5,727)	$(55,119)
Less: Net income (loss) attributable to noncontrolling interest	401	174	765	(233)
Net loss attributable to Corsair Gaming, Inc.	(4,480)	(52,013)	(6,492)	(54,886)
Change in redemption value of redeemable noncontrolling interest	5,577	(7,379)	6,535	(9,640)
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$1,097	$(59,392)	$43	$(64,526)
Denominator
Basic weighted-average shares outstanding	102,304	95,467	101,996	95,372
Effect of dilutive securities (1)	4,198	—	4,173	—
Total diluted weighted-average shares outstanding	106,502	95,467	106,169	95,372

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$0.01	$(0.62)	$0.00	$(0.68)
Diluted	$0.01	$(0.62)	$0.00	$(0.68)

Anti-dilutive potential common shares (1)	5,004	11,198	4,858	10,791

(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

13. Income Taxes

The table below presents our loss before income taxes, income tax benefit and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Loss before income taxes	$(6,366)	$(56,003)	$(8,653)	$(60,266)
Income tax benefit	2,287	4,164	2,926	5,147
Effective tax rate	35.9%	7.4%	33.8%	8.5%

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

Our effective tax rates were 35.9% and 7.4% for the three months ended June 30, 2023 and 2022, respectively, and 33.8% and 8.5% for the six months ended June 30, 2023 and 2022, respectively. The increase in our effective tax rate in the three- and six-month periods was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate and an increase in non-deductible stock-based compensation expense. These impacts were partially offset by an increase in windfall tax benefit from stock-based compensation expense.

Unrecognized tax benefits were $3.8 million as of June 30, 2023 and $3.6 million as of December 31, 2022, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

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

The table below summarizes the financial information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net revenue
Gamer and Creator Peripherals	$78,755	$88,989	$167,697	$223,137
Gaming Components and Systems	246,677	194,919	511,699	441,462
Total net revenue	$325,432	$283,908	$679,396	$664,599
Gross Profit
Gamer and Creator Peripherals	$25,509	$10,558	$52,157	$53,615
Gaming Components and Systems	57,323	25,901	116,079	73,600
Total gross profit	$82,832	$36,459	$168,236	$127,215

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net revenue
Americas	$169,027	$149,633	$354,925	$342,457
Europe and Middle East	105,130	71,231	218,571	193,429
Asia Pacific	51,275	63,044	105,900	128,713
Total net revenue	$325,432	$283,908	$679,396	$664,599

Revenues from sales to customers in the United States represented 46.1% and 45.0% for the three months ended June 30, 2023 and 2022, respectively, and represented 46.1% and 44.2% for the six months ended June 30, 2023 and 2022, respectively. No other countries besides the United States represented 10% or more of total net revenue for each of the periods presented.

One customer represented 30.4% and 23.5% of our total net revenue for the three months ended June 30, 2023 and 2022, respectively, and 28.0% and 27.5% of our total net revenue for the six months ended June 30, 2023 and 2022, respectively. No other customer represented 10% or more of our total net revenue for each of the periods presented.
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

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Balance at beginning of period	$20,646	$19,424	$21,367	$—
Initial carrying amount estimated at iDisplay's Closing Date	—	—	—	17,522
Share of net income (loss)	237	103	452	(138)
Share of other comprehensive loss	(75)	(157)	(53)	(275)
Change in redemption value (1)	(5,577)	7,379	(6,535)	9,640
Balance at end of period	$15,231	$26,749	$15,231	$26,749
(1)
These amounts represent increases or (decreases) in redemption value over the carrying value for the respective periods. These amounts were recorded as an offset to retained earnings impacting the net income (loss) used in the calculation of net income (loss) per share attributable for these periods.

16. Subsequent Event

On July 14, 2023, we completed the acquisition of certain assets of Drop, a leading privately held peripheral developer best known for its customizable mechanical keyboards and switches, and its millions-member strong enthusiast community. This acquisition was not significant to our condensed consolidated financial statements.

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

We are committed to continuing to grow in our current markets as well as new markets through the development of innovative technologies and by entering into new categories through organic growth or acquisition. In 2022 and 2021, we entered into four new markets, namely the microphones and cameras markets for content creators, the gaming monitors market and prebuilt gaming laptops market for both gamers and content creators. We continue to expand our product portfolio, launching 125 new products in the year of 2022. During the six months ended June 30, 2023, we started to ship various new innovative products including our new FLEX OLED bendable monitor, engineered in partnership with LG, and we expanded our Stream Deck product family, which further enhances the speed and workflows in streaming and content creation. In addition, with lower priced GPUs coming to market and new game titles being released this year, we believe that the gaming market will continue to grow.

In July 2023, we completed the acquisition of certain assets of Drop, a community-based e-commerce company specializing in customized DIY keyboards and keycaps and many other enthusiast and audiophile products. We expect some synergies with this acquisition, both by offering custom versions of our products on the Drop site, as well as introducing some of their popular products into our worldwide channel.

Summary of Financial Results

Our net revenue for the three and six months ended June 30, 2023 increased by 14.6% and 2.2%, respectively, as compared to the same periods last year, primarily driven by an increase in sales in our gaming components and systems segment, but partially offset by a decrease in sales in our gamer and peripherals segment.

Our gross margin increased from 12.8% to 25.5% for the three months ended June 30, 2023, as compared to the same period last year, and increased from 19.1% to 24.8% for the six months ended June 30, 2023, as compared to the same period last year.

As of June 30, 2023, we had cash and restricted cash, in the aggregate of $184.0 million and the principal balance outstanding of the Term Loan was $228.8 million. Cash provided by operations was $44.0 million and $10.1 million in the six months ended June 30, 2023 and 2022, respectively.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and those described below.

Impact of Macroeconomic Conditions

Our business and financial performance are significantly impacted by worldwide economic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russia and Ukraine, supply chain constraints, market uncertainty, and the risk of a recession, volatility in exchange rates, inflationary trends, lingering impacts from the COVID-19 pandemic and evolving dynamics in the global trade environment, have impacted our business and financial performance. Throughout 2022, these conditions adversely impacted our net revenue and resulted in higher cost of sales due to increased shipping and production costs. Such conditions also resulted in excess inventory in our distribution channels that led to our recognizing higher inventory impairment related charges in 2022 in order to rationalize our inventory levels to align with the reduced revenue in the period. These market dynamics, which we expect will continue in the short-term, have created new and different demand dynamics in our markets and have had significant impacts on our financial results.

The extent of the impact of macroeconomic conditions, geopolitical tensions and the lingering effects from the COVID-19 pandemic on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our mitigation plans.

Impact of fluctuations in Currency Exchange Rate

We are exposed to fluctuations in foreign currency exchange rates. Some of our international sales are denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries may negatively impact our revenue. For example, our net revenue for the year ended December 31, 2022 was in part negatively impacted by the strengthening of the U.S. dollar against the Euro and the British Pound. In addition, we generally pay our employees located outside the United States in the local currency, with a significant portion of those payments being made in Taiwan dollars and Euros. As a result of our foreign sales and operations, we have other expenses, assets and liabilities that are denominated in foreign currencies, in particular the Euro, British Pound, Chinese Yuan and New Taiwan Dollar.

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

Impact of Customer Concentration

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 28.0% and 27.5% of our net revenue for the six months ended June 30, 2023 and 2022, respectively, and sales to our ten largest customers accounting for approximately 54.8% and 52.0% of our net revenue for the six months ended June 30, 2023 and 2022, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

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

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers, inbound freight costs from manufacturers to our distribution hubs as well as inter-hub shipments, cost of materials and overhead, duties and tariffs, warranty replacement cost to process and rework returned items, depreciation of tooling equipment, warehousing costs, inventory write-downs and certain allocated costs related to facilities and information technology, or IT, and personnel-related expenses and other operating expenses related to supply chain logistics.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net revenue	$325,432	$283,908	$679,396	$664,599
Cost of revenue	242,600	247,449	511,160	537,384
Gross profit	82,832	36,459	168,236	127,215
Operating expenses:
Sales, general and administrative	69,953	73,393	137,482	149,524
Product development	15,593	18,026	32,431	35,136
Total operating expenses	85,546	91,419	169,913	184,660
Operating loss	(2,714)	(54,960)	(1,677)	(57,445)
Other (expense) income:
Interest expense, net	(2,518)	(1,676)	(5,346)	(2,955)
Other (expense) income, net	(1,134)	633	(1,630)	134
Total other expense, net	(3,652)	(1,043)	(6,976)	(2,821)
Loss before income taxes	(6,366)	(56,003)	(8,653)	(60,266)
Income tax benefit	2,287	4,164	2,926	5,147
Net loss	(4,079)	(51,839)	(5,727)	(55,119)
Less: Net income (loss) attributable to noncontrolling interest	401	174	765	(233)
Net loss attributable to Corsair Gaming, Inc.	$(4,480)	$(52,013)	$(6,492)	$(54,886)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.5	87.2	75.2	80.9
Gross profit	25.5	12.8	24.8	19.1
Operating expenses:
Sales, general and administrative	21.5	25.9	20.2	22.5
Product development	4.8	6.3	4.8	5.3
Total operating expenses	26.3	32.2	25.0	27.8
Operating loss	(0.8)	(19.4)	(0.2)	(8.6)
Other (expense) income:
Interest expense, net	(0.8)	(0.6)	(0.8)	(0.4)
Other (expense) income, net	(0.3)	0.2	(0.2)	0.0
Total other expense, net	(1.1)	(0.4)	(1.0)	(0.4)
Loss before income taxes	(1.9)	(19.8)	(1.3)	(9.1)
Income tax benefit	0.7	1.5	0.4	0.8
Net loss	(1.2)	(18.3)	(0.9)	(8.3)
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	0.1	(0.0)
Net loss attributable to Corsair Gaming, Inc.	(1.3)%	(18.4)%	(1.0)%	(8.3)%

Components of Results of Operations

Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Net revenue	$325,432	$283,908	$679,396	$664,599

Net revenue increased by 14.6% for the three months ended June 30, 2023 as compared to the same period last year. The increase was due to a 26.6% increase in sales for our gaming components and systems segment, which was partially offset by a 11.5% decrease in sales for our gamer and creator peripherals segment.

Net revenue increased by 2.2% for the six months ended June 30, 2023 as compared to the same period last year. The increase was due to a 15.9% increase in sales for our gaming components and systems segment, which was partially offset by a 24.8% decrease in sales for our gamer and creator peripherals segment.

Overall, the demand was higher for most of our components and systems products in both the three- and six- month periods ended June 30, 2023, as compared to the same periods last year, primarily driven by the self-built PC market expansion due to the increase in availability of new and reasonably priced GPUs and CPUs as well as the release of new game titles. The increase in demand for our components and systems products was partially offset by a decrease in demand in both the three- and six- month periods for our peripherals products primarily due to the challenging macroeconomic environment, including the adverse impacts from the war between Russia and Ukraine as well as inflationary trends.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except percentages)
Gross profit	$82,832	$36,459	$168,236	$127,215
Gross margin	25.5%	12.8%	24.8%	19.1%

Gross margin increased by 12.7% and 5.7% for the three and six months ended June 30, 2023 as compared to the same periods last year primarily due to lower inventory impairment and related charges in 2023 as compared to 2022. In the second quarter of 2022 we implemented an inventory rationalization plan to align the inventory balance with reduced 2022 demand post-pandemic, The increase in gross margin for the three- and six-month periods was also due to an improvement in product costs from suppliers, new products introduced at a higher margin, and lower tariff and freight costs as the elevated freight rates caused by the COVID-19 pandemic have normalized to close to pre-pandemic levels.

Sales, General and Administrative (SG&A)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Sales, general and administrative	$69,953	$73,393	$137,482	$149,524

SG&A expenses decreased 4.7% for the three months ended June 30, 2023 as compared to the same period last year due to lower amortization of capitalized cloud computing implementation costs and lower freight costs due to a reduction in freight rates, which were partially offset by higher stock-based compensation expenses and bonus expenses.

SG&A expenses decreased 8.1% for the six months ended June 30, 2023 as compared to the same period last year. The majority of the decrease in SG&A expense was due to lower freight costs driven by lower freight rates. The remaining decrease in SG&A expense was primarily due to lower marketing and advertising expenses and lower amortization of capitalized cloud computing implementation costs, which were partially offset by higher stock-based compensation expenses and bonus expenses.

Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Product development	$15,593	$18,026	$32,431	$35,136

Product development expenses decreased 13.5% for the three months ended June 30, 2023 as compared to the same period last year primarily due to lower personnel-related costs and consulting and contractor costs as well as lower allocation of corporate IT-related and facility-related costs.

Product development expenses decreased 7.7% for the six months ended June 30, 2023 as compared to the same period last year primarily due to lower personnel-related costs and lower allocation of corporate IT-related and facility-related costs.

Interest Expense, Net and Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Interest expense, net	$(2,518)	$(1,676)	$(5,346)	$(2,955)
Other (expense) income, net	(1,134)	633	(1,630)	134

Interest expense, net increased 50.2%, for the three months ended June 30, 2023 as compared to the same period last year. Interest expense, net increased 80.9%, for the six months ended June 30, 2023 as compared to the same period last year. The increase in interest expense, net for the three- and six-month periods was primarily due to a higher interest rate on our Term Loan compared to the same periods last year, which was partially offset by $2.0 million and $3.5 million interest income earned in the three and six months ended June 30, 2023, respectively. There was no interest income earned in the three and six months ended June 30, 2022.

Other (expense) income, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Loss before income taxes	$(6,366)	$(56,003)	$(8,653)	$(60,266)
Income tax benefit	2,287	4,164	2,926	5,147
Effective tax rate	35.9%	7.4%	33.8%	8.5%

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

Our effective tax rates were 35.9% and 7.4% for the three months ended June 30, 2023 and 2022, respectively, and 33.8% and 8.5% for the six months ended June 30, 2023 and 2022, respectively. The increase in our effective tax rate in the three- and six-month periods was primarily due to the change in the mix of income and losses in the various tax jurisdictions in which we operate and an increase in non-deductible stock-based compensation expense. These impacts were partially offset by an increase in windfall tax benefit from stock-based compensation expense.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022

Gamer and Creator Peripherals Segment	$78,755	24.2%	$88,989	31.3%	$167,697	24.7%	$223,137	33.6%
Gaming Components and Systems Segment
Memory Products	108,881	33.5	99,120	34.9	240,218	35.3	231,274	34.8
Other Component Products	137,796	42.3	95,799	33.8	271,481	40.0	210,188	31.6
	246,677	75.8	194,919	68.7	511,699	75.3	441,462	66.4
Total Net Revenue	$325,432	100.0%	$283,908	100.0%	$679,396	100.0%	$664,599	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment decreased 11.5% for the three months ended June 30, 2023 as compared to the same period last year primarily due to demand softness for most of our products in this segment, driven mainly by a challenging macroeconomic environment, but was partially offset by increase in sales for our Elgato products.

Net revenue of the gamer and creator peripherals segment decreased 24.8% for the six months ended June 30, 2023 as compared to the same period last year primarily due to demand softness across all products in this segment driven mainly by a challenging macroeconomic environment, including the adverse impacts from the war between Russia and Ukraine and inflationary pressure on consumer spending.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment increased 26.6% and 15.9% for the three and six months ended June 30, 2023, respectively, as compared to the same periods last year due to increases in sales in nearly all product categories. The increase in the three- and six-month periods was primarily driven by the strong self-built PC market activity triggered by the release of new games titles and launch of new, reasonably priced graphics cards that were readily available.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022

Gamer and Creator Peripherals Segment	$25,509	32.4%	$10,558	11.9%	$52,157	31.1%	$53,615	24.0%
Gaming Components and Systems Segment
Memory Products	15,900	14.6	8,885	9.0	36,706	15.3	29,950	13.0
Other Component Products	41,423	30.1	17,016	17.8	79,373	29.2	43,650	20.8
	57,323	23.2	25,901	13.3	116,079	22.7	73,600	16.7
Total Gross Profit	$82,832	25.5%	$36,459	12.8%	$168,236	24.8%	$127,215	19.1%

Gamer and Creator Peripherals Segment

The gross margin of the gamer and creator peripherals segment increased by 20.5% and 7.1% for the three and six months ended June 30, 2023, respectively, as compared to the same periods last year. The increase in the three- and six-month periods was primarily attributable to lower inventory impairment and related charges in 2023 as compared to 2022. In the second quarter of 2022 we implemented an inventory rationalization plan to align the inventory balance with reduced 2022 demand post-pandemic. The increase in gross margin was also due to improvements in product cost from suppliers, newer products that carry a higher margin, and lower freight costs as the elevated freight rates caused by the COVID-19 pandemic have normalized to close to pre-pandemic levels.

Gaming Components and Systems Segment

The gross margin of the gaming components and systems segment increased by 9.9% and 6.0% for the three and six months ended June 30, 2023, respectively, as compared to the same periods last year. The increase in the three- and six-month periods was primarily attributable to lower product cost from suppliers, new products introduced at a higher margin, improvements in tariff and freight costs, and lower inventory impairment and related charges in 2023 as compared to 2022.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have been the payments received from customers purchasing our products, the borrowings under our Credit Agreement (defined below) and the net proceeds we received from our underwritten public offerings.

On September 29, 2022, one of our subsidiaries entered into an accounts receivable Factoring Agreement with a third-party financial institution, or the Factor. Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. Our obligations to the Factor, related to advances from the Factor, are secured by certain assets of our subsidiary. The cost of factoring is not expected to have a material effect to our overall liquidity, financial condition or results of operations. There was no advance taken from the Factor during the three and six months ended June 30, 2023.

Our principal uses of cash generally will include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

As of June 30, 2023, we had cash and restricted cash, in aggregate of $184.0 million. We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at June 30, 2023, supplemented with the borrowings under our Revolving Credit Facility will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$43,972	$10,051
Investing activities	(7,457)	(32,550)
Financing activities	(7,105)	(677)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $44.0 million and consisted of a net cash inflow of $12.3 million from changes in our net operating assets and liabilities and non-cash adjustments of $37.4 million, offset partially by a net loss of $5.7 million. The net cash inflow from changes in our net operating assets and liabilities was primarily related to an increase in accounts payable from an increase in inventory purchases and a decrease in accounts receivable. These net cash inflows were partially offset by an increase in inventories and an increase in prepaid and other assets. The non-cash adjustments consisted primarily of amortization of intangibles, depreciation and stock-based compensation expense, which were partially offset by changes in deferred income taxes.

Net cash provided by operating activities for the six months ended June 30, 2022 was $10.1 million and consisted of $32.9 million net cash inflow from changes in our net operating assets and liabilities, offset partially by our net loss of $55.1 million, which included non-cash adjustments of $32.2 million. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts receivable due to decrease in revenue and a decrease in inventories mainly from an increase in inventory impairment charges due to our inventory rationalization plan to align our inventory balance with the reduced 2022 demand post-pandemic as well as our planned introduction of new replacement products. These net cash inflows were partially offset by an increase in prepaid and other assets, as well as a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to lower accrual for sales returns and customer incentives and bonus expense. The non-cash adjustments consisted primarily of amortization, depreciation, stock-based compensation expense, and changes in deferred tax assets.

Cash Flows from Investing Activities

Cash used in investing activities was $7.5 million for the six months ended June 30, 2023 and consisted of purchases of equipment and software.

Cash used in investing activities was $32.6 million for the six months ended June 30, 2022 and primarily consisted of cash used for the iDisplay acquisition and capital expenditure, including renovation and furnishing of our new headquarters in Milpitas, California.

Cash Flows from Financing Activities

Cash used in financing activities was $7.1 million for the six months ended June 30, 2023 and primarily consisted of cash used for repayment of debt, partially offset by proceeds received from the issuance of shares through employee equity incentive plans. We did not borrow from our revolving credit facility for the six months ended June 30, 2023.

Cash used in financing activities was $0.7 million for the six months ended June 30, 2022 and primarily consisted of cash used for repayment of debt and payment of taxes related to net share settlement of equity awards, partially offset by proceeds received from the issuance of shares through the employee equity incentive plans. During the six months ended June 30, 2022, we also borrowed $403.0 million from our revolving credit facility to fund our operations and the full amount was repaid within the same period.

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

The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $3.75 million and $8.75 million of the Term Loan principal in the year ended December 31, 2022 and in the six months ended June 30, 2023, respectively.

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

As of June 30, 2023, we were not in default under the Credit Agreement. As of June 30, 2023, the total principal outstanding of the Term Loan was $228.8 million and the available and uncommitted capacity under the Revolving Credit Facility was $100 million.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of June 30, 2023 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$272,833	$27,572	$50,231	$195,030	$—
Inventory-related purchase obligations (2)	98,982	98,982	—	—	—
Operating lease obligations (3)	63,920	12,833	17,162	12,795	21,130
Other purchase obligations (4)	16,200	14,899	1,301	—	—
Total	$451,935	$154,286	$68,694	$207,825	$21,130

(1)
Amounts represent the principal cash payments as of June 30, 2023 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of June 30, 2023, we had $2.3 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.

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

Interest Rate Risk

As of June 30, 2023, we had cash and restricted cash of $184.0 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of June 30, 2023, under the Credit Agreement, we had $228.8 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily BSBY. See Note 8, “Debt - Credit Agreement” to our condensed consolidated financial statements for additional information on the Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of June 30, 2023, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $2.3 million.

Foreign Currency Risk

Approximately 16.5% of our net revenue for the six months ended June 30, 2023 was denominated in foreign currencies, primarily Euro. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $24.4 million and $23.4 million as of June 30, 2023 and December 31, 2022, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The impact of changes in foreign currency rates, including the gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(1.8) million and $(0.1) million for the six months ended June 30, 2023 and 2022, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $0.3 million in our condensed consolidated financial statements for the six months ended June 30, 2023.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 16, 2023, Michael Potter, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act (the “Trading Plan”). The Trading Plan is for the sale of up to 280,000 shares of our common stock subject to options granted pursuant to our equity incentive plan, as well as shares of common stock subject to restricted stock units (“RSUs”) also granted pursuant to our equity incentive plan, in amounts and prices determined in accordance with formulae set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and December 31, 2024.

The number of shares of common stock subject to RSUs previously granted to Mr. Potter (the “RSU Shares”) to be sold pursuant to the Trading Plan vest at various dates between December 1, 2023 and August 15, 2024. As a result, the aggregate number of RSU Shares that will be sold under the Trading Plan is not yet determinable, because each of the planned sale amounts is equal to a certain percentage of the shares underlying the RSU award, that have vested pursuant to the RSU award terms, net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/18/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	4.2	11/10/2020

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	03/11/2021

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.4	09/14/2020

10.1#	Non-Employee Director Compensation Policy.				X

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a‑14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Corsair Gaming, Inc.

Date: August 3, 2023	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)