Form 10-Q
period 2023-09-30
Corsair Gaming, Inc.
filed 2023-11-07
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 25, 2023, the registrant had 102,978,569 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenue	$363,193	$311,769	$1,042,589	$976,368
Cost of revenue	273,840	240,209	785,000	777,593
Gross profit	89,353	71,560	257,589	198,775
Operating expenses:
Sales, general and administrative	74,000	66,932	211,482	216,456
Product development	16,111	15,616	48,542	50,752
Total operating expenses	90,111	82,548	260,024	267,208
Operating loss	(758)	(10,988)	(2,435)	(68,433)
Other (expense) income:
Interest expense, net	(2,529)	(2,734)	(7,875)	(5,689)
Other (expense) income, net	304	1,662	(1,326)	1,796
Total other expense, net	(2,225)	(1,072)	(9,201)	(3,893)
Loss before income taxes	(2,983)	(12,060)	(11,636)	(72,326)
Income tax benefit	97	6,115	3,023	11,262
Net loss	(2,886)	(5,945)	(8,613)	(61,064)
Less: Net income attributable to noncontrolling interest	193	266	958	33
Net loss attributable to Corsair Gaming, Inc.	$(3,079)	$(6,211)	$(9,571)	$(61,097)

Calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(3,079)	$(6,211)	$(9,571)	$(61,097)
Change in redemption value of redeemable noncontrolling interest	—	(2,690)	6,535	(12,330)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(3,079)	$(8,901)	$(3,036)	$(73,427)

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.03)	$(0.09)	$(0.03)	$(0.77)
Diluted	$(0.03)	$(0.09)	$(0.03)	$(0.77)
Weighted-average common shares outstanding:
Basic	102,863	95,858	102,288	95,537
Diluted	102,863	95,858	102,288	95,537

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(2,886)	$(5,945)	$(8,613)	$(61,064)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit of $102 and $520 for the three months ended September 30, 2023 and 2022, respectively, and $148 and $507 for the nine months ended September 30, 2023 and 2022, respectively.	(2,986)	(5,761)	66	(13,173)
Unrealized foreign exchange loss from long-term intercompany loans, net of tax (expense) benefit of nil and $53 for the three months ended September 30, 2023 and 2022, respectively, and $(127) and $127 for the nine months ended September 30, 2023 and 2022, respectively.	(152)	(273)	(174)	(645)
Comprehensive loss	(6,024)	(11,979)	(8,721)	(74,882)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(7)	(265)	668	(962)
Comprehensive loss attributable to Corsair Gaming, Inc.	$(6,017)	$(11,714)	$(9,389)	$(73,920)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash	$144,891	$151,180
Restricted cash	2,641	2,647
Accounts receivable, net	251,079	235,656
Inventories	235,556	192,717
Prepaid expenses and other current assets	45,206	40,593
Total current assets	679,373	622,793
Restricted cash, noncurrent	238	233
Property and equipment, net	33,070	34,927
Goodwill	354,865	347,747
Intangible assets, net	196,493	216,255
Other assets	74,110	75,290
Total assets	$1,338,149	$1,297,245
Liabilities
Current liabilities:
Debt maturing within one year, net	$12,130	$6,495
Accounts payable	215,456	172,033
Other liabilities and accrued expenses	167,136	164,470
Total current liabilities	394,722	342,998
Long-term debt, net	210,573	232,170
Deferred tax liabilities	15,415	18,054
Other liabilities, noncurrent	42,764	48,589
Total liabilities	663,474	641,811
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interest	14,647	21,367
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 102,968 and 101,385 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	622,428	593,486
Retained earnings	34,187	37,223
Accumulated other comprehensive loss	(6,699)	(6,881)
Total Corsair Gaming, Inc. stockholders’ equity	649,926	623,838
Nonredeemable noncontrolling interest	10,102	10,229
Total permanent equity	660,028	634,067
Total liabilities, temporary equity and permanent equity	$1,338,149	$1,297,245

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of June 30, 2023	102,748	$10	$614,671	$37,266	$(3,761)	$648,186	$10,505	$658,691
Net income (loss)	—	—	—	(3,079)	—	(3,079)	79	(3,000)
Other comprehensive loss	—	—	—	—	(2,938)	(2,938)	(82)	(3,020)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(400)	(400)
Issuance of common stock in connection with employee equity incentive plans	251	—	411	—	—	411	—	411
Shares withheld related to net share settlement	(31)	—	(531)	—	—	(531)	—	(531)
Stock-based compensation	—	—	7,877	—	—	7,877	—	7,877
Balance as of September 30, 2023	102,968	$10	$622,428	$34,187	$(6,699)	$649,926	$10,102	$660,028

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of June 30, 2022	95,780	$10	$498,741	$33,621	$(7,660)	$524,712	$10,900	$535,612
Net income (loss)	—	—	—	(6,211)	—	(6,211)	109	(6,102)
Other comprehensive loss	—	—	—	—	(5,503)	(5,503)	(217)	(5,720)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(2,690)	—	(2,690)	—	(2,690)
Issuance of common stock in connection with employee equity incentive plans	195	—	624	—	—	624	—	624
Shares withheld related to net share settlement	(25)	—	(402)	—	—	(402)	—	(402)
Stock-based compensation	—	—	5,670	—	—	5,670	—	5,670
Balance as of September 30, 2022	95,950	$10	$504,633	$24,720	$(13,163)	$516,200	$10,792	$526,992

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2022	101,385	$10	$593,486	$37,223	$(6,881)	$623,838	$10,229	$634,067
Net income (loss)	—	—	—	(9,571)	—	(9,571)	392	(9,179)
Other comprehensive income (loss)	—	—	—	—	182	182	(119)	63
Change in redemption value of redeemable noncontrolling interest	—	—	—	6,535	—	6,535	—	6,535
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(400)	(400)
Issuance of common stock in connection with employee equity incentive plans	1,666	—	6,790	—	—	6,790	—	6,790
Shares withheld related to net share settlement	(83)	—	(1,318)	—	—	(1,318)	—	(1,318)
Stock-based compensation	—	—	23,470	—	—	23,470	—	23,470
Balance as of September 30, 2023	102,968	$10	$622,428	$34,187	$(6,699)	$649,926	$10,102	$660,028

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2021	94,510	$9	$470,364	$98,147	$(340)	$568,180	$—	$568,180
Issuance of common stock in relation to business acquisition	690	1	14,504	—	—	14,505	—	14,505
Noncontrolling interest from business combination	—	—	—	—	—	—	12,084	12,084
Net income (loss)	—	—	—	(61,097)	—	(61,097)	14	(61,083)
Other comprehensive loss	—	—	—	—	(12,823)	(12,823)	(406)	(13,229)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(12,330)	—	(12,330)	—	(12,330)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(900)	(900)
Issuance of common stock in connection with employee equity incentive plans	822	—	4,132	—	—	4,132	—	4,132
Shares withheld related to net share settlement	(72)	—	(1,379)	—	—	(1,379)	—	(1,379)
Stock-based compensation	—	—	17,012	—	—	17,012	—	17,012
Balance as of September 30, 2022	95,950	$10	$504,633	$24,720	$(13,163)	$516,200	$10,792	$526,992

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(8,613)	$(61,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	23,245	16,877
Depreciation	9,016	7,695
Amortization	29,005	33,924
Deferred income taxes	(7,724)	(19,552)
Other	2,493	1,995
Changes in operating assets and liabilities:
Accounts receivable	(18,070)	133,362
Inventories	(35,452)	54,371
Prepaid expenses and other assets	(4,551)	(7,132)
Accounts payable	38,287	(74,091)
Other liabilities and accrued expenses	4,424	(41,243)
Net cash provided by operating activities	32,060	45,142
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(14,220)	(19,534)
Payment of deferred consideration	—	(95)
Purchase of property and equipment	(10,784)	(19,850)
Investment in available-for-sale convertible note	—	(1,000)
Net cash used in investing activities	(25,004)	(40,479)
Cash flows from financing activities:
Repayment of debt and debt issuance costs	(16,250)	(4,017)
Borrowing from line of credit	—	626,000
Repayment of line of credit	—	(626,000)
Payment of other offering costs	(497)	—
Payment of contingent consideration	(950)	(438)
Proceeds from issuance of shares through employee equity incentive plans	6,790	4,132
Payment of taxes related to net share settlement of equity awards	(1,318)	(1,399)
Dividends paid to noncontrolling interest	(980)	(2,205)
Net cash used in financing activities	(13,205)	(3,927)
Effect of exchange rate changes on cash	(141)	(4,434)
Net decrease in cash and restricted cash	(6,290)	(3,698)
Cash and restricted cash at the beginning of the period	154,060	65,380
Cash and restricted cash at the end of the period	$147,770	$61,682
Supplemental cash flow disclosures:
Cash paid for interest	$12,742	$5,406
Cash paid for income taxes, net	4,457	9,243
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,203	$1,617
Right-of-use assets obtained in exchange for operating lease liabilities	1,513	1,767
Issuance of common stock relating to business acquisition	—	14,505

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

Corsair is organized into two reportable segments:

•
Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming cameras, studio accessories and EpocCam software, among others.
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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of September 30, 2023 and our results of operations for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, and deferred income tax. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the potential impacts from the events in the current economic environment as well as the potential impacts from geopolitical events. We adjust such estimates and assumptions when facts and circumstances dictate. The extent to which the current macroeconomic factors and the development of the geopolitical unrest will impact our business going forward depends on numerous dynamic factors that we cannot reliably predict. Actual results could differ materially from those estimates.

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

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Foreign currency forward contracts(1)	$—	$528	$—	$528
Total assets	$—	$528	$—	$528

Liabilities:
Foreign currency forward contracts(1)	$—	$35	$—	$35
Total liabilities	$—	$35	$—	$35

	December 31, 2022 (3)
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(2)	$—	$—	$954	$954
Foreign currency forward contracts(1)	—	484	—	484
Total liabilities	$—	$484	$954	$1,438

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
(3)
The balances as of December 31, 2022 of our financial assets that were measured at fair value on a recurring basis were not material.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $32.1 million and $23.4 million as of September 30, 2023 and December 31, 2022, respectively. The net fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $0.8 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and was $0.2 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The acquisition-related costs are included in sales, general and administrative expenses in our condensed consolidated statements of operations and the amounts incurred in the three and nine months ended September 30, 2022 were not material. There were no additional acquisition-related costs incurred after 2022.

The seller of iDisplay (the “iDisplay Seller”) has retained a 49% noncontrolling interest in iDisplay. Under the Shareholders Agreement between Corsair and the iDisplay Seller, a put option was provided to the iDisplay Seller and a call option was provided to Corsair for the option to transfer (i) 14% ownership interest in iDisplay to Corsair upon the first anniversary of the Closing and (ii) an additional 15% of ownership interest in iDisplay to Corsair upon the second anniversary of the Closing. Both put and call options expire on January 1, 2025. The exercise price of the put option and the call option is based on multiples of iDisplay’s trailing twelve-month earnings before interest, income tax, depreciation and amortization (“TTM EBITDA”) less any debt. The 29% noncontrolling interest subject to the put option is considered a redeemable noncontrolling interest (“RNCI”). See Note 15, “Redeemable Noncontrolling Interest” for more information regarding such RNCI.

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

The fair value of certain working capital related items, including accounts receivable, prepaid and other assets, accounts payable and accrued liabilities, as well as the fair value of property and equipment approximated their book values at the date of the iDisplay Acquisition. The fair value of the inventories was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded by iDisplay on the acquisition date was not material.

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

Drop Acquisition

On July 14, 2023 (the “Acquisition Date”), we completed the acquisition of the assets and business of Massdrop Inc. (“Drop”), including the assumption of trade payables and certain accrued liabilities (the "Drop Acquisition") for a cash purchase consideration of approximately $14.2 million, net of $0.6 million of cash acquired. The acquisition-related costs are included in sales, general and administrative expenses in our condensed consolidated statements of operations and the amounts incurred in the three and nine months ended September 30, 2023 were not material. Drop, a community-based e-commerce company headquartered in San Francisco, California, specializes in customized DIY keyboards and keycaps. We expect this acquisition to give Corsair a leading presence in the personalized keyboards market which is one of the fastest growing trends in the gaming peripheral space as well as allow us to offer specialized Corsair and Elgato products to the enthusiast community that Drop is engaged with.

The Drop Acquisition was accounted for as a business combination under the acquisition method of accounting. The fair values assigned to assets acquired and liabilities assumed are based on management's best estimates and assumptions. Our purchase accounting is preliminary as of the date of this Quarterly Report on Form 10-Q, pending finalization of the purchase consideration which is subject to working capital settlement expected to be finalized in the fourth quarter of 2023, and the related completeness of certain assumed liabilities. We expect to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date, and do not expect material purchase accounting adjustments in future periods. Drop’s results of operations are included in our condensed consolidated statements of operations with effect from July 14, 2023.

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Amounts

Accounts receivable	$135
Inventories	7,559
Prepaid and other assets	926
Property and equipment	109
Identifiable intangible assets	9,160
Goodwill	7,007
Accounts payable	(7,165)
Accrued liabilities	(3,511)
Purchase consideration, net of cash acquired	$14,220

The fair value of certain working capital related items, including accounts receivable, prepaid and other assets, accounts payable and accrued liabilities, as well as the fair value of property and equipment approximated their book values at the Acquisition Date. The fair value of the inventories was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the Drop inventories and the book value recorded on the Acquisition Date was $2.0 million, and it will be recognized in cost of revenue in the condensed consolidated statements of operations upon the sale of the acquired inventory.

The goodwill of $7.0 million represents the expansion of our market presence by utilizing Drop's strength in direct consumer reach as well as the ability to expand the customizable keyboard and keycap market. The goodwill is deductible for tax purposes and is assigned to our gamer and creator peripherals reporting unit.

The $9.2 million identifiable intangible assets acquired include developed technology of $5.2 million, trade name of $2.3 million and domain name of $1.7 million. The fair values of the identified intangible assets were estimated primarily using the income approach and were based on inputs that are not observable in the market which we consider to be Level 3 inputs. These intangible assets are being amortized over their estimated useful lives, ranging from 5 to 15 years, using the straight-line method of amortization. The identifiable intangible assets acquired are deductible for tax purposes.

Unaudited Pro Forma Financial Information

Pro forma financial information is not included because the effects of the Drop Acquisition were not material to our condensed consolidated statements of operations for the periods presented.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2022	$148,931	$198,816	$347,747
Addition from business acquisition	—	7,007	7,007
Effect of foreign currency exchange rates	(42)	153	111
Balance as of September 30, 2023	$148,889	$205,976	$354,865

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$47,477	$19,438	$28,039	$53,726	$24,088	$29,638
Trade name	33,825	8,395	25,430	29,735	6,802	22,933
Customer relationships	218,445	133,301	85,144	218,542	116,919	101,623
Patent portfolio	33,573	15,283	18,290	33,198	11,764	21,434
Supplier relationships	5,850	1,706	4,144	6,129	1,021	5,108
Total finite-life intangibles	339,170	178,123	161,047	341,330	160,594	180,736
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	16	—	16	89	—	89
Total intangible assets	$374,616	$178,123	$196,493	$376,849	$160,594	$216,255

In the year after an identified intangible asset becomes fully amortized, we remove the fully amortized balances from the gross asset and accumulated amortization amounts from the table above.

The estimated future amortization expense of intangible assets as of September 30, 2023 is as follows (in thousands):

Amounts

Remainder of 2023	$9,471
2024	37,847
2025	37,478
2026	34,176
2027	24,591
Thereafter	17,484
Total	$161,047

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	September 30, 2023	December 31, 2022

Cash	$144,891	$151,180
Restricted cash—short term	2,641	2,647
Restricted cash—noncurrent	238	233
Total cash and restricted cash	$147,770	$154,060

	September 30, 2023	December 31, 2022

Accounts receivable	$173,001	$145,380
Due from Factor	79,596	91,061
Allowance for doubtful accounts	(1,518)	(785)
Accounts receivable, net	$251,079	$235,656

On September 29, 2022, one of our fully consolidated subsidiaries entered into an accounts receivable factoring agreement (“Factoring Agreement”) with a third-party financial institution (“Factor”). Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. Proceeds from factoring the accounts receivable are due upon collection of payments from the customers, but upon our request, the Factor may, at their sole discretion, remit a portion of the proceeds to us prior to their collection of payments from the customers. Our obligations to the Factor arising from the Factoring Agreement are secured by certain assets of our subsidiary. In the three and nine months ended September 30, 2023, we sold receivables of $97.9 million and $265.4 million to the Factor, respectively, and we also received cash proceeds of $89.3 million and $276.2 million from the Factor, respectively. In the three months ended September 30, 2022, we sold receivables and received cash proceeds of $66.3 million and $40.6 million, respectively. The cost of factoring is included in sales, general and administrative expenses in our condensed consolidated statements of operations and the amounts incurred in the three and nine months ended September 30, 2023 and 2022 were immaterial. The Factoring Agreement was terminated on October 2, 2023 and we no longer sell our customers' receivables to the Factor. The balance from the Factor as of September 30, 2023 will be collected before December 31, 2023.

Besides the Factor, one other customer represented 24.4% and 23.4% of our accounts receivable, net balance as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023	December 31, 2022

Raw materials	$55,016	$49,926
Work in progress	10,081	4,171
Finished goods	170,459	138,620
Inventories	$235,556	$192,717

	September 30, 2023	December 31, 2022

Manufacturing equipment	$32,684	$28,993
Leasehold improvements	19,579	18,903
Computer equipment, software and office equipment	17,721	16,205
Furniture and fixtures	3,969	3,277
Total property and equipment	$73,953	$67,378
Less: Accumulated depreciation and amortization	(40,883)	(32,451)
Property and equipment, net	$33,070	$34,927

	September 30, 2023	December 31, 2022

Right-of-use assets	$38,593	$45,175
Deferred tax asset	28,560	23,569
Other	6,957	6,546
Other assets	$74,110	$75,290

	September 30, 2023	December 31, 2022

Accrued reserves for customer incentive programs	$54,926	$58,621
Accrued reserves for sales return	31,473	27,199
Accrued payroll and related expense	17,764	10,511
Operating lease liabilities, current	10,543	11,051
Income tax payable	8,439	5,322
Sales tax and value added tax payable	7,953	9,376
Accrued freight expenses	7,831	12,486
Contract liabilities	4,469	6,259
Other	23,738	23,645
Other liabilities and accrued expenses	$167,136	$164,470

	September 30, 2023	December 31, 2022

Operating lease liabilities, noncurrent	$39,918	$45,457
Other	2,846	3,132
Other liabilities, noncurrent	$42,764	$48,589

8. Debt

Our debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022

Term Loan (variable rate) due September 2026	$223,750	$240,000
Debt discount and issuance cost, net of amortization	(1,047)	(1,335)
Total debt, net	222,703	238,665
Less: debt maturing within one year, net	12,130	6,495
Long-term debt, net	$210,573	$232,170

Credit Agreement

On September 3, 2021, we entered into a new Credit Agreement (as amended, the “Credit Agreement”) which provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $3.75 million and $12.5 million of the Term Loan principal in the year ended December 31, 2022 and in the nine months ended September 30, 2023, respectively.

The Term Loan and Revolving Facility under the Credit Agreement initially carried interest at the Company’s election at either (a) LIBOR plus a percentage spread (ranging from 1.25% to 2.0%) based on our total net leverage ratio, or (b) the base rate (described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.0%) based on our net leverage ratio. The Credit Agreement also requires the payment of a commitment fee on the daily unused portion of the Revolving Facility, which initially ranged from 0.2% to 0.35% based on our total net leverage ratio.

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

On June 30, 2022, we entered into a First Amendment of the Credit Agreement (“First Amendment”), which among other changes resulted in the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) being utilized as a replacement rate for LIBOR. Consequently, following the First Amendment, the Term Loan and Revolving Facility will each bear interest at the Company’s election at either (a) BSBY plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement) as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0% plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. In addition, pursuant to the First Amendment, the maximum permitted Consolidated Total Net Leverage Ratio was also amended to increase to 3.5 to 1.0 between the quarters ending September 30, 2022 through and including March 31, 2023, and such ratio will revert to 3.0 to 1.0 from the quarter ended June 30, 2023 and each quarter thereafter, provided that, upon the occurrence of a Qualified Acquisition (as defined in the Credit Agreement), such ratio can be increased to 3.5 to 1.0 temporarily provided all the requirements set forth in the Credit Agreement are met. Additionally, the commitment fee on the unused portion of the Revolving Facility was amended to range from 0.2% to 0.4% based on our total net leverage ratio.

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

On November 28, 2022, we entered into a Third Amendment (“Third Amendment”) to the Credit Agreement that provides for, among other things, (i) a decrease in the required minimum Consolidated Interest Coverage Ratio to 2.50 to 1.00 for the quarters ending on and after March 31, 2023 through and including December 31, 2023, (ii) an increase in the maximum permitted Consolidated Total Net Leverage Ratio to 3.75 to 1.00 for the quarters ending December 31, 2022 and March 31, 2023, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2023, and 3.25 to 1.00 for the quarters ending September 30, 2023 and December 31, 2023, and (iii) a modified pricing grid providing for an increased margin (ranging from 1.50% per annum to 3.25% per annum for loans bearing interest at the BSBY rate, and 0.50% per annum to 2.25% per annum for loans bearing interest at the base rate, in each case depending on the Company’s total net leverage ratio) for the period of December 31, 2022 through December 31, 2023. Additionally, the commitment fee on the unused portion of the Revolving Facility was amended to range from 0.25% to 0.5% based on our total net leverage ratio, for the period of December 31, 2022 through December 31, 2023. According to the provision in the Third Amendment, with effect from January 1, 2024, the aforementioned amended terms will revert back to the terms as amended by the First Amendment, including the required minimum Consolidated Interest Coverage Ratio, the required maximum permitted Consolidated Total Net Leverage Ratio, the interest rate margin and the commitment fee on the unused portion of the Revolving Facility.

The First, Second and Third Amendment were accounted for as debt modifications.

As of September 30, 2023, we were not in default under the Credit Agreement.

As of September 30, 2023 and December 31, 2022, we had $100.0 million unused capacity under the Revolving Facility.

As of September 30, 2023 and December 31, 2022, the carrying value of our Term Loan was $222.7 million and $238.7 million, respectively. The estimated fair value of the Term Loan as of September 30, 2023, which we have classified as a Level 2 financial instrument, was approximately $221.7 million.

The effective interest rate inclusive of the debt discount and debt issuance costs was approximately 7.4% and 3.8% for the three months ended September 30, 2023 and 2022, respectively, and was approximately 7.3% and 2.5% for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the interest expense, net recognized for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Credit Agreement:
Contractual interest expense for Term Loan	$4,050	$2,129	$12,372	$4,364
Contractual interest expense for Revolving Facility	—	489	—	964
Amortization of debt discount and issuance cost	132	102	398	274
Other interest expense	89	14	299	87
Interest income	(1,742)	—	(5,194)	—
Total interest expense, net	$2,529	$2,734	$7,875	$5,689

The estimated future principal payments under our total long-term debt as of September 30, 2023 are as follows (in thousands):

Amounts

Remainder of 2023	$3,125
2024	12,500
2025	12,500
2026	195,625
2027	—
Thereafter	—
Total future principal payments	$223,750

9. Commitments and Contingencies

Product Warranties

Changes in our warranty obligations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Beginning of the period	$4,743	$4,765	$3,685	$5,655
Warranty provision related to products shipped	2,419	244	6,439	2,709
Deductions for warranty claims processed	(1,514)	(1,449)	(4,476)	(4,804)
End of period	$5,648	$3,560	$5,648	$3,560

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (ERP) system and the related support services as well as marketing sponsorships. Long-term non-cancelable purchase commitments as of September 30, 2023 were as follows (in thousands):

Amounts

Remainder of 2023	$490
2024	1,917
2025	348
2026	—
2027	—
Thereafter	—
Total	$2,755

Our total long term non-cancelable purchase commitments outstanding as of December 31, 2022 were $3.8 million.

Letters of Credit

There were no letters of credit outstanding, as of September 30, 2023 and December 31, 2022. No amounts have been drawn upon letters of credit for all periods presented.

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

10. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of September 30, 2023 and December 31, 2022.

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

11. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2023, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of revenue	$569	$369	$1,576	$1,034
Sales, general and administrative	6,243	4,505	18,721	13,518
Product development	1,013	769	2,972	2,329
Stock-based compensation expense, net of amounts capitalized (1)	$7,825	$5,643	$23,269	$16,881
Income tax benefits related to stock-based compensation expense	$118	$123	$2,696	$493

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

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	September 30, 2023
	Unrecognized Expense	Remaining weighted average period (In years)

Stock options	$28,335	2.5
Restricted stock units	33,710	2.7
ESPP	466	0.4
Total unrecognized stock-based compensation expense	$62,511

The total intrinsic value of options exercised was $0.6 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and was $10.5 million and $4.4 million for the nine months ended September 30, 2023 and 2022, respectively. The total fair value of restricted stock units vested was $2.9 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and was $11.2 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively.

12. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator
Net loss	$(2,886)	$(5,945)	$(8,613)	$(61,064)
Less: Net income attributable to noncontrolling interest	193	266	958	33
Net loss attributable to Corsair Gaming, Inc.	(3,079)	(6,211)	(9,571)	(61,097)
Change in redemption value of redeemable noncontrolling interest	—	(2,690)	6,535	(12,330)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(3,079)	$(8,901)	$(3,036)	$(73,427)
Denominator
Basic weighted-average shares outstanding	102,863	95,858	102,288	95,537
Effect of dilutive securities (1)	—	—	—	—
Total diluted weighted-average shares outstanding	102,863	95,858	102,288	95,537

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.03)	$(0.09)	$(0.03)	$(0.77)
Diluted	$(0.03)	$(0.09)	$(0.03)	$(0.77)

Anti-dilutive potential common shares (1)	12,290	11,241	12,290	10,941

(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

13. Income Taxes

The table below presents our loss before income taxes, income tax benefit and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Loss before income taxes	$(2,983)	$(12,060)	$(11,636)	$(72,326)
Income tax benefit	97	6,115	3,023	11,262
Effective tax rate	3.3%	50.7%	26.0%	15.6%

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to United States income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

Our effective tax rates were 3.3% and 50.7% for the three months ended September 30, 2023 and 2022, respectively. The decrease in our effective rate in the three-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, partially offset by provision to return adjustments.

Our effective tax rates were 26.0% and 15.6% for the nine months ended September 30, 2023 and 2022, respectively. The increase in our effective rate in the nine-month period was primarily due to an increase in return to provision adjustments and an increase in windfall tax benefit from stock-based compensation.

Unrecognized tax benefits were $3.5 million as of September 30, 2023 and $3.6 million as of December 31, 2022, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

14. Segment and Geographic Information

We have two reportable segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming cameras, studio accessories and EpocCam software, among others.
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

The table below summarizes the financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenue
Gamer and Creator Peripherals	$90,356	$96,848	$258,053	$319,985
Gaming Components and Systems	272,837	214,921	784,536	656,383
Total net revenue	$363,193	$311,769	$1,042,589	$976,368
Gross Profit
Gamer and Creator Peripherals	$29,928	$31,790	$82,085	$85,405
Gaming Components and Systems	59,425	39,770	175,504	113,370
Total gross profit	$89,353	$71,560	$257,589	$198,775

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenue
Americas	$181,218	$164,378	$536,143	$506,835
Europe and Middle East	132,641	91,092	351,212	284,521
Asia Pacific	49,334	56,299	155,234	185,012
Total net revenue	$363,193	$311,769	$1,042,589	$976,368

Revenues from sales to customers in the United States represented 42.9% and 44.7% for the three months ended September 30, 2023 and 2022, respectively, and represented 45.0% and 44.5% for the nine months ended September 30, 2023 and 2022, respectively. No other countries besides the United States represented 10% or more of total net revenue for each of the periods presented.

One customer represented 31.6% and 29.2% of our total net revenue for the three and nine months ended September 30, 2023, respectively, and represented 23.9% and 26.3% of our total net revenue for the same periods last year. Additionally, in the three and nine months ended September 30, 2022, one other customer represented 10.7% and 9.6% of our total net revenue, respectively. No other customer represented 10% or more of our total net revenue for each of the periods presented.

15. Redeemable Noncontrolling Interest

Under the Shareholders Agreement between Corsair and the iDisplay Seller a put option was provided to the iDisplay Seller to transfer to Corsair (i) 14% of their ownership interest in iDisplay upon the first anniversary of the Closing Date of the iDisplay Acquisition, and (ii) an additional 15% of their ownership interest in iDisplay upon the second anniversary of the Closing Date. The put option will expire after January 1, 2025. As of September 30, 2023, the iDisplay Seller has not exercised the put option for the transfer of the first 14% of their ownership interest to Corsair.

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

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Balance at beginning of period	$15,231	$26,749	$21,367	$—
Initial carrying amount estimated at iDisplay's Closing Date	—	—	—	17,522
Share of net income	114	157	566	19
Share of other comprehensive loss	(118)	(314)	(171)	(589)
Dividend paid	(580)	(1,305)	(580)	(1,305)
Change in redemption value (1)	—	2,690	(6,535)	12,330
Balance at end of period	$14,647	$27,977	$14,647	$27,977
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

We group our products into two categories (operating segments):

•
Gamer and creator peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming gear, which includes capture cards, Stream Decks, USB microphones, our Facecam streaming cameras, studio accessories, and EpocCam software, among others.
•
Gaming components and systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

We are committed to continuing to grow in our current markets as well as new markets through the development of innovative technologies and by entering into new categories through organic growth or acquisition. In 2022 and 2021, we entered into four new markets, namely the microphones and cameras markets for content creators, the gaming monitors market and prebuilt gaming laptops market for both gamers and content creators. We continue to expand our product portfolio, launching 81 new products in the first nine months of 2023, including our new FLEX OLED bendable monitor, engineered in partnership with LG, and new products in our Stream Deck product family, which further enhances the speed and workflows in streaming and content creation. In addition, with lower priced GPUs coming to market and new game titles being released this year, we believe that the gaming market will continue to grow.

In July 2023, we completed the Drop Acquisition where we acquired Drop's assets and business, including the assumption of trade payables and certain accrued liabilities for a cash purchase consideration of approximately $14.2 million, net of $0.6 million of cash acquired. Drop, a community-based e-commerce company headquartered in San Francisco, California, specializes in customized DIY keyboards and keycaps. We expect this acquisition to give Corsair a leading presence in the personalized keyboards market which is one of the fastest growing trends in the gaming peripheral space as well as allow us to offer specialized Corsair and Elgato products to the enthusiast community that Drop is engaged with. Drop's operating results are included in our gamer and creator peripherals segment with effect from July 14, 2023.

Summary of Financial Results

Our net revenue for the three and nine months ended September 30, 2023 increased by 16.5% and 6.8%, respectively, as compared to the same periods last year, primarily driven by an increase in sales in our gaming components and systems segment, but partially offset by a decrease in sales in our gamer and peripherals segment.

Our gross margin increased from 23.0% to 24.6% for the three months ended September 30, 2023, as compared to the same period last year, and increased from 20.4% to 24.7% for the nine months ended September 30, 2023, as compared to the same period last year.

As of September 30, 2023, we had cash and restricted cash, in the aggregate of $147.8 million and the principal balance outstanding of the Term Loan was $223.8 million. Cash provided by operations was $32.1 million and $45.1 million in the nine months ended September 30, 2023 and 2022, respectively.

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

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming gear. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted with increasing numbers of content creators. This trend, which has accelerated in the past few years experienced a setback in 2022 primarily due to challenging macroeconomic conditions and the ongoing war between Russia and Ukraine. Nonetheless, we have seen some recovery starting from the fourth quarter of 2022. Accordingly, we believe that the acceleration trend will continue in the remainder of 2023 and that we are well-positioned to serve the streaming market with best-in-class tools for content creation.
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

Impact of Customer Concentration

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 29.2% and 26.3% of our net revenue for the nine months ended September 30, 2023 and 2022, respectively, and sales to our ten largest customers accounting for approximately 54.9% and 52.0% of our net revenue for the nine months ended September 30, 2023 and 2022, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our gear but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping expenses, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

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

Interest Expense, Net

Interest expense, net consists of interest associated with our debt financing arrangements, including our revolving line of credit, and amortization of debt issuance costs and debt discounts. Interest income earned on our cash and restricted cash balance is included within interest expense, net as an offset to interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenue	$363,193	$311,769	$1,042,589	$976,368
Cost of revenue	273,840	240,209	785,000	777,593
Gross profit	89,353	71,560	257,589	198,775
Operating expenses:
Sales, general and administrative	74,000	66,932	211,482	216,456
Product development	16,111	15,616	48,542	50,752
Total operating expenses	90,111	82,548	260,024	267,208
Operating loss	(758)	(10,988)	(2,435)	(68,433)
Other (expense) income:
Interest expense, net	(2,529)	(2,734)	(7,875)	(5,689)
Other (expense) income, net	304	1,662	(1,326)	1,796
Total other expense, net	(2,225)	(1,072)	(9,201)	(3,893)
Loss before income taxes	(2,983)	(12,060)	(11,636)	(72,326)
Income tax benefit	97	6,115	3,023	11,262
Net loss	(2,886)	(5,945)	(8,613)	(61,064)
Less: Net income attributable to noncontrolling interest	193	266	958	33
Net loss attributable to Corsair Gaming, Inc.	$(3,079)	$(6,211)	$(9,571)	$(61,097)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	75.4	77.0	75.3	79.6
Gross profit	24.6	23.0	24.7	20.4
Operating expenses:
Sales, general and administrative	20.4	21.5	20.3	22.2
Product development	4.4	5.0	4.7	5.2
Total operating expenses	24.8	26.5	24.9	27.4
Operating loss	(0.2)	(3.5)	(0.2)	(7.0)
Other (expense) income:
Interest expense, net	(0.7)	(0.9)	(0.8)	(0.6)
Other (expense) income, net	0.1	0.5	(0.1)	0.2
Total other expense, net	(0.6)	(0.4)	(0.9)	(0.4)
Loss before income taxes	(0.8)	(3.9)	(1.1)	(7.4)
Income tax benefit	—	2.0	0.3	1.2
Net loss	(0.8)	(1.9)	(0.8)	(6.2)
Less: Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.0
Net loss attributable to Corsair Gaming, Inc.	(0.9)%	(2.0)%	(0.9)%	(6.2)%

Components of Results of Operations

Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Net revenue	$363,193	$311,769	$1,042,589	$976,368

Net revenue increased by 16.5% for the three months ended September 30, 2023 as compared to the same period last year. The increase was due to a 26.9% increase in sales for our gaming components and systems segment, which was partially offset by a 6.7% decrease in sales for our gamer and creator peripherals segment.

Net revenue increased by 6.8% for the nine months ended September 30, 2023 as compared to the same period last year. The increase was due to a 19.5% increase in sales for our gaming components and systems segment, which was partially offset by a 19.4% decrease in sales for our gamer and creator peripherals segment.

Overall, the demand was higher for most of our components and systems products in both the three- and nine-month periods ended September 30, 2023, as compared to the same periods last year, primarily driven by the self-built PC market expansion due to the increase in availability of new and reasonably priced GPUs and CPUs as well as the release of new game titles. The increase in demand for our components and systems products was partially offset by a decrease in demand in both the three- and nine-month periods for our peripherals products primarily due to the challenging macroeconomic environment, including the adverse impacts from the war between Russia and Ukraine as well as inflationary trends.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except percentages)
Gross profit	$89,353	$71,560	$257,589	$198,775
Gross margin	24.6%	23.0%	24.7%	20.4%

Gross margin increased by 1.6% for the three months ended September 30, 2023 as compared to the same period last year primarily due to an improvement in product costs from suppliers, new products introduced at a higher margin, and lower freight costs as the elevated freight rates caused by the COVID-19 pandemic have normalized near to pre-pandemic levels.

Gross margin increased by 4.3% for the nine months ended September 30, 2023 as compared to the same period last year primarily due to lower inventory impairment and related charges in 2023 as compared to 2022 and the factors discussed above. In the second quarter of 2022 we implemented an inventory rationalization plan to align the inventory balance with reduced 2022 demand post-pandemic. The increase in gross margin for the nine-month period was also due to an improvement in product costs from suppliers, new products introduced at a higher margin, and lower freight costs.

Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Sales, general and administrative	$74,000	$66,932	$211,482	$216,456

SG&A expenses increased 10.6% for the three months ended September 30, 2023 as compared to the same period last year primarily due to higher personnel-related costs, the inclusion of Drop's post-acquisition SG&A expenses, and higher marketing and other expenses. These increases were partially offset by lower freight costs due to a reduction in freight rates.

SG&A expenses decreased 2.3% for the nine months ended September 30, 2023 as compared to the same period last year. The majority of the decrease in SG&A expense was due to lower freight costs driven by lower freight rates. The remaining decrease in SG&A expense was primarily due to lower marketing and advertising expenses and lower amortization of capitalized cloud computing implementation costs, which were partially offset by higher personnel-related costs.

Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Product development	$16,111	$15,616	$48,542	$50,752

Product development expenses increased 3.2% for the three months ended September 30, 2023 as compared to the same period last year primarily due to higher personnel-related costs.

Product development expenses decreased 4.4% for the nine months ended September 30, 2023 as compared to the same period last year primarily due to lower personnel-related costs and lower allocation of corporate IT-related and facility-related costs.

Interest Expense, Net and Other (Expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Interest expense, net	$(2,529)	$(2,734)	$(7,875)	$(5,689)
Other (expense) income, net	304	1,662	(1,326)	1,796

Interest expense, net decreased 7.5%, for the three months ended September 30, 2023 as compared to the same period last year. The decrease in interest expense, net was primarily due to a $1.7 million interest income earned in the three months ended September 30, 2023 which offsets the increase in interest expense on our Term Loan from a higher interest rate. There was no interest income earned in the three months ended September 30, 2022.

Interest expense, net increased 38.4%, for the nine months ended September 30, 2023 as compared to the same period last year. The increase in interest expense, net was primarily due to a higher interest rate on our Term Loan compared to the same period last year, which was partially offset by $5.2 million interest income earned in the nine months ended September 30, 2023. There was no interest income earned in the nine months ended September 30, 2022.

Other (expense) income, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Loss before income taxes	$(2,983)	$(12,060)	$(11,636)	$(72,326)
Income tax benefit	97	6,115	3,023	11,262
Effective tax rate	3.3%	50.7%	26.0%	15.6%

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to United States income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

Our effective tax rates were 3.3% and 50.7% for the three months ended September 30, 2023 and 2022, respectively. The decrease in our effective rate in the three-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, partially offset by provision to return adjustments.

Our effective tax rates were 26.0% and 15.6% for the nine months ended September 30, 2023 and 2022, respectively. The increase in our effective rate in the nine-month period was primarily due to an increase in return to provision adjustments and an increase in windfall tax benefit from stock-based compensation.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

Gamer and Creator Peripherals Segment	$90,356	24.9%	$96,848	31.1%	$258,053	24.8%	$319,985	32.8%
Gaming Components and Systems Segment
Memory Products	131,713	36.3	115,194	36.9	371,931	35.7	346,468	35.5
Other Component Products	141,124	38.9	99,727	32.0	412,605	39.6	309,915	31.7
	272,837	75.1	214,921	68.9	784,536	75.2	656,383	67.2
Total Net Revenue	$363,193	100.0%	$311,769	100.0%	$1,042,589	100.0%	$976,368	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the gamer and creator peripherals segment decreased 6.7% and 19.4% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods last year primarily due to demand softness across all products in this segment driven mainly by a challenging macroeconomic environment, including the adverse impacts from the war between Russia and Ukraine and inflationary pressure on consumer spending.

Gaming Components and Systems Segment

Net revenue of the gaming components and systems segment increased 26.9% and 19.5% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods last year due to increases in sales in nearly all product categories. The increase in the three- and nine-month periods was primarily driven by the strong self-built PC market activity triggered by the release of new game titles and launch of new, reasonably priced graphics cards that were readily available.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

Gamer and Creator Peripherals Segment	$29,928	33.1%	$31,790	32.8%	$82,085	31.8%	$85,405	26.7%
Gaming Components and Systems Segment
Memory Products	21,074	16.0	16,595	14.4	57,780	15.5	46,545	13.4
Other Component Products	38,351	27.2	23,175	23.2	117,724	28.5	66,825	21.6
	59,425	21.8	39,770	18.5	175,504	22.4	113,370	17.3
Total Gross Profit	$89,353	24.6%	$71,560	23.0%	$257,589	24.7%	$198,775	20.4%

Gamer and Creator Peripherals Segment

The gross margin of the gamer and creator peripherals segment remained relatively consistent for the three months ended September 30, 2023 and increased by 5.1% for the nine months ended September 30, 2023 as compared to the same periods last year. The increase in the nine-month period was primarily attributable to lower inventory impairment and related charges in 2023 as compared to 2022. The increase in gross margin was also due to improvements in product cost from suppliers, newer products that carry a higher margin, and lower freight costs.

Gaming Components and Systems Segment

The gross margin of the gaming components and systems segment increased by 3.3% and 5.1% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods last year. The increase in the three- and nine-month periods was primarily attributable to lower product cost from suppliers, new products introduced at a higher margin, improvements in freight costs, and lower inventory impairment and related charges in 2023 as compared to 2022.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have been the payments received from customers purchasing our products, the borrowings under our Credit Agreement (defined below) and the net proceeds we received from our underwritten public offerings.

On September 29, 2022, one of our subsidiaries entered into an accounts receivable Factoring Agreement with a third-party financial institution, or the Factor. Pursuant to the terms of the arrangement, we sell certain of our customer receivables on a non-recourse basis to the Factor. The Factoring Agreement was terminated on October 2, 2023 and we no longer sell our customers receivables to the Factor. The balance from the Factor as of September 30, 2023 will be collected before December 31, 2023.

Our principal uses of cash generally will include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

As of September 30, 2023, we had cash and restricted cash, in aggregate of $147.8 million. We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at September 30, 2023, supplemented with the borrowings under our Revolving Facility will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$32,060	$45,142
Investing activities	(25,004)	(40,479)
Financing activities	(13,205)	(3,927)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $32.1 million and consisted of non-cash adjustments of $56.0 million, offset partially by a net loss of $8.6 million and a net cash outflow of $15.4 million from changes in our net operating assets and liabilities. The non-cash adjustments primarily consisted of amortization, depreciation and stock-based compensation expense, which were partially offset by changes in deferred income taxes. The net cash outflow from changes in our net operating assets and liabilities was primarily related to an increase in accounts receivable from timing of receipts and an increase in inventories due to higher purchases. These net cash outflows were partially offset by an increase in accounts payable.

Net cash provided by operating activities for the nine months ended September 30, 2022 was $45.1 million and consisted of $65.3 million net cash inflow from changes in our net operating assets and liabilities, partially offset by our net loss of $61.1 million, which included non-cash adjustments of $40.9 million. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts receivable mainly from the cash we received from the Factor during the period and a decrease in inventories mainly from lower purchases. These net cash inflows were partially offset by a decrease in accounts payable and other liabilities and accrued expenses. The non-cash adjustments primarily consisted of amortization, depreciation, stock-based compensation expense and changes in deferred income taxes.

Cash Flows from Investing Activities

Cash used in investing activities was $25.0 million for the nine months ended September 30, 2023 and consisted of cash used for the Drop Acquisition and capital expenditure primarily for equipment and software.

Cash used in investing activities was $40.5 million for the nine months ended September 30, 2022 and primarily consisted of cash used for the iDisplay Acquisition and capital expenditure, including renovation and furnishing of our new headquarters in Milpitas, California.

Cash Flows from Financing Activities

Cash used in financing activities was $13.2 million for the nine months ended September 30, 2023 and primarily consisted of cash used for repayment of debt and payment of taxes related to net share settlement of equity awards, as well as payment of dividends to noncontrolling interest, partially offset by proceeds received from the issuance of shares through the employee equity incentive plans. We did not borrow from our Revolving Facility for the nine months ended September 30, 2023.

Cash used in financing activities was $3.9 million for the nine months ended September 30, 2022 and primarily consisted of cash used for repayment of debt and payment of taxes related to net share settlement of equity awards, as well as payment of dividends to noncontrolling interest, partially offset by proceeds received from the issuance of shares through the employee equity incentive plans. During the nine months ended September 30, 2022, we also borrowed $626.0 million from our Revolving Facility to fund our operations and the full amount was repaid within the same period.

Capital Resources

Credit Agreement (Term Loan and Revolving Facility)

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement. The new Credit Agreement provides for a total commitment of $350.0 million, consisting of a $100.0 million revolving credit facility and a $250.0 million term loan facility.

The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $3.75 million and $12.5 million of the Term Loan principal in the year ended December 31, 2022 and in the nine months ended September 30, 2023, respectively.

The Term Loan and Revolving Facility under the Credit Agreement will each bear interest at our election, either (a) LIBOR plus a percentage spread (ranging from 1.25% to 2.0%) based on our total net leverage ratio, or (b) the base rate (described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.0%) based on our total net leverage ratio. The Credit Agreement also requires the payment of a commitment fee on the daily unused portion of the Revolving Facility, which initially ranged from 0.2% to 0.35% based on our total net leverage ratio.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

On June 30, 2022, we entered into a First Amendment of the Credit Agreement (“First Amendment”) which, among other changes, resulted in the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) being utilized as a replacement rate for LIBOR. Consequently, following the First Amendment, the Term Loan and Revolving Facility will each bear interest at our election at either (a) BSBY plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement) as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. In addition, pursuant to the First Amendment, the maximum permitted Consolidated Total Net Leverage Ratio was also amended to increase to 3.5 to 1.0 between the quarters ending September 30, 2022 through and including March 31, 2023, and such ratio will revert to 3.0 to 1.00 from the quarter ended June 30, 2023 and each quarter thereafter; provided, that upon the occurrence of a Qualified Acquisition (as defined in the Credit Agreement), such ratio can be increased to 3.5 to 1.0 temporarily provided all the requirements set forth in the Credit Agreement are met. Additionally, the commitment fee on the unused portion of the Revolving Facility was amended to range from 0.2% to 0.4% based on our total net leverage ratio.

On November 28, 2022, we entered into a Third Amendment (“Third Amendment”) to the Credit Agreement which provides for, among other things: (i) a decrease in the required minimum Consolidated Interest Coverage Ratio to 2.50 to 1.00 for the quarters ending on and after March 31, 2023 through and including December 31, 2023; (ii) an increase in the maximum permitted Consolidated Total Net Leverage Ratio to 3.75 to 1.00 for the quarters ending December 31, 2022 and March 31, 2023, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2023, and 3.25 to 1.00 for the quarters ending September 30, 2023 and December 31, 2023; and (iii) a modified pricing grid providing for an increased margin (ranging from 1.50% per annum to 3.25% per annum for loans bearing interest at the BSBY rate, and 0.50% per annum to 2.25% per annum for loans bearing interest at the base rate, in each case depending on our total net leverage ratio) for the period of December 31, 2022 through December 31, 2023. Additionally, the commitment fee on the unused portion of the Revolving Facility was amended to range from 0.25% to 0.5% based on our total net leverage ratio, for the period of December 31, 2022 through December 31, 2023. According to the provision in the Third Amendment, with effect from January 1, 2024, the aforementioned amended terms will revert back to the terms as amended by the First Amendment, including the required minimum Consolidated Interest Coverage Ratio, the required maximum permitted Consolidated Total Net Leverage Ratio, the interest rate margin and the commitment fee on the unused portion of the Revolving Facility.

As of September 30, 2023, we were not in default under the Credit Agreement. As of September 30, 2023, the total principal outstanding of the Term Loan was $223.8 million and the available and uncommitted capacity under the Revolving Facility was $100 million.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of September 30, 2023 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$262,769	$28,234	$234,535	$—	$—
Inventory-related purchase obligations (2)	74,290	74,290	—	—	—
Operating lease obligations (3)	59,369	11,104	16,137	12,623	19,505
Other purchase obligations (4)	12,534	11,639	895	—	—
Total	$408,962	$125,267	$251,567	$12,623	$19,505
(1)
Amounts represent the principal cash payments as of September 30, 2023 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of September 30, 2023, we had $2.4 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.

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

Interest Rate Risk

As of September 30, 2023, we had cash and restricted cash of $147.8 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of September 30, 2023, under the Credit Agreement, we had $223.8 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily BSBY. See Note 8, “Debt - Credit Agreement” to our condensed consolidated financial statements for additional information on the Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of September 30, 2023, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $2.4 million.

Foreign Currency Risk

Approximately 16.4% of our net revenue for the nine months ended September 30, 2023 was denominated in foreign currencies, primarily Euro. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $32.1 million and $23.4 million as of September 30, 2023 and December 31, 2022, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The impact of changes in foreign currency rates, including the gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(1.5) million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $2.0 million in our condensed consolidated financial statements for the nine months ended September 30, 2023.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended September 30, 2023, no director or officer of Corsair adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

Corsair Gaming, Inc.

Date: November 7, 2023	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)