Form 10-K
period 2023-12-31
Corsair Gaming, Inc.
filed 2024-02-27
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recent second fiscal quarter, was $767,800,523 based on the closing price as reported by the Nasdaq Global Select Market.

As of February 12, 2024, 103,306,163 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2023, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

1

PART I

Item 1. Business.

Overview

Corsair Gaming, Inc. (also referred to in this document as “Corsair,” “we,” the “company,” or the “registrant”) is a leading global provider and innovator of high-performance products for gamers and digital creators such as streamers, Vloggers and broadcasters. Our industry-leading gaming products help digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming products enable creators, particularly streamers, to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. We design and sell high-performance gaming and streaming peripherals, components and systems to enthusiasts globally.

We have served the market for over two decades and many of our products maintain leading market share positions, according to external market data and internal estimates. We have built a passionate base of loyal customers due to our brand authenticity and reputation as a provider of innovative and finely engineered products that deliver a high level of performance.

Our solution is the most complete suite of products among our major competitors and addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato streaming suite for content creators, including our Stream Deck control software. These software platforms provide unified, intuitive performance, and aesthetic control and customization across their respective product families. We also offer digital services to enhance the customer experience by integrating esports, Elgato's marketplace, customer care and extended warranty into our product offerings

We group our products into two categories (operating segments):

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories and gaming furniture, among others.
•
Gaming Components and Systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

Our products are sold to end users worldwide through our retail channel or our direct-to-consumer channel. In our retail channel, we distribute our products either directly to the retailer, such as Amazon and Best Buy, or through distributors.

We believe our brand, scale and global reach provide significant competitive advantages and will allow us to continue to capture a growing share of the expanding gaming and streaming market. We believe we can continue to grow by offering market-leading products to gamers and creators, expanding the breadth of our product suite to meet the needs of our customers, growing our worldwide market share, continuing to invest in marketing, product innovation and sales, and selectively pursuing accretive acquisitions, such as the nine acquisitions we have completed since 2018.

Our Industry

Since traditional arcade games of the 1970s, gaming has evolved into the mainstream and taken a central place in the global entertainment landscape. According to Activate Research, gaming today represents approximately 14% of all American consumer internet and media activity, surpassing activities such as social media and messaging. Further, based on external market data, in the fourth quarter of 2023, it was estimated that the worldwide gaming community consisted of approximately 1.6 billion casual PC gamers, 245 million regular PC gamers and 32 million PC gaming enthusiasts. We believe this indicates that the majority of the gaming hardware total addressable market is still consumed by a small percentage of gamers, and as a result, there is significant potential opportunity for gaming hardware sales.

Although the gaming industry was negatively impacted in 2023 by global macroeconomic challenges, such as the ongoing war between Russia and Ukraine and most recently, the Gaza conflict, volatility in exchange rates, inflationary trends, weak consumer confidence globally and evolving dynamics in the global trade environment, there are a number of drivers we believe will fuel the gaming market’s growth in 2024. Specifically, the video gaming industry is experiencing a significant shift and we believe is poised for continued growth and innovation. The convergence of quality content, console availability, favorable regulatory developments, and the expanded implementation of artificial intelligence (“AI”) are driving such growth and innovation. For instance, with machine learning, a more efficient framework can be generated to build games, which can shorten the game title release cycle. More human-like behavior in AI game characters can also make the gaming experience more immersive; making future games more advanced and compelling. Additionally, AI can be utilized to produce adaptive narrative generation that analyzes player choices and interactions,

Corsair Gaming, Inc. | 2023 Form 10-K | 2

and adapt storylines, quests, and dialogues accordingly. Audiences are progressively engaging more with gaming content across platforms and finally, there are decreasing barriers to gaming, where more gamers using mobile devices, and the console and PC platforms represent a natural upgrade path for those seeking a more immersive or competitive gaming environment.

In parallel, the digital content creator economy continues to thrive, with more content creators monetizing their audiences. Gaming content creation and streaming is now ubiquitous, with many active gaming channels on YouTube, and live streaming on Twitch, YouTube and other platforms. The proliferation of gaming content is attracting new gamers and increasing the performance focus of existing gamers. Beyond success in gaming, applications for streaming products are proliferating across use cases including podcasting, video blogging, interactive fitness, remote learning, and work-from-home, among others. In 2023, YouTube with 2 billion monthly active users and Twitch with an average of 2.45 million concurrent viewers, provided creators with platforms to express themselves, connect with followers and earn an income on-line.

While emerging, these applications represent a promising avenue for continued expansion of the streaming hardware and software market opportunity.

Inspiring gamers and creators aim to reach for the next level of performance and content quality, and we seek to meet this need with Corsair solutions. Competitive gaming rewards speed, precision and reliability. As in other sports, specialized high-performance products such as gaming mice, keyboards, headsets and performance controllers allow digital athletes to perform at their best. Modern games also require significant processing power to render high-resolution graphics, and reward the speed and precision of user inputs, driving demand for powerful gaming components and systems. Further, in a world where the ability to create content is democratized and competition for viewer engagement is greater than ever, content creators, particularly streamers, are increasingly seeking ways to maximize the quality of their video capture and broadcasting, which requires specialized high-performance products.

Competitive gamer performance needs are being met with the latest technology, such as ultra-precise optical sensors in gaming mice, very low actuation distances in gaming keyboard switches, customizable rear paddles on performance controllers, liquid cooling solutions for high-performance processors and overclocked DRAM modules to process graphically complex games. Similarly, creators' broadcast needs are being met with professional audio/visual products as audience demand for high-quality viewing experiences has grown, and continues to grow, significantly. Further, Stream Deck studio control interfaces have become a mainstay in broadcast setups as hardware and software integration has become critical for gamers and creators who need all their devices to work together harmoniously. Finally, gamers and creators need the ability to customize their products, which we believe is best delivered via a software platform that seamlessly unifies control across devices. Our two proprietary software ecosystems cover the broadest range of gaming components, peripherals, and streaming products, which we believe are unmatched by anything else in the market.

Our Competitive Strengths

We are a leading global provider and innovator of high-performance gaming products. We believe that we have a strong position in our target markets, which consist of gamer and creator peripherals, and gaming components and systems markets, as a result of the following competitive strengths:

•
Leading brand recognition for performance drives strong customer loyalty. Since our founding in 1994, we have shipped more than 283 million units of gaming and creator products as of December 31, 2023 and actively nurtured a passionate and engaged global customer base by maintaining a long history of delivering innovative, finely engineered products that have expanded the frontiers of gaming performance. As a result, we believe we have established ourselves as a leading brand among gaming enthusiasts and creators, many of whom are active and prominent in esports and broadcasting, and act as ambassadors for our branded products.
•
Differentiated, gamer and creator-centric R&D engine focused on delivering a broad portfolio of high-performing products, including components for self-built gaming PCs. We are an innovation-driven company with a rigorous development process designed to consistently deliver high-performance and quality gaming and creator products to the market. Our focus on innovation and performance has also earned us significant industry recognition.
•
Differentiated software-driven ecosystem. Since our inception, we have concentrated our efforts on helping gamers succeed, which has led us to develop what we believe to be the most complete ecosystem of high-performance gaming products in the market, which are connected and controlled through our iCUE software. We have applied the same ethos to our product development for creator products, including the development of streaming software, which helps creators, particularly streamers, to optimize their products and maximize their content quality. This includes our Stream Deck software that streamlines creators' workflow with near infinite shortcuts and controls via fingertip action.
•
Global sales and distribution network. We have developed a comprehensive worldwide marketing and distribution network. In this global network, we have established a multichannel sales model and have long-standing relationships with distributors and retailers globally, as well as direct-to-consumer sales channels. We currently ship to nearly 80

Corsair Gaming, Inc. | 2023 Form 10-K | 3

countries across six continents, with our products being sold at leading retailers including Amazon, Best Buy, JD.com, MediaMarkt and Walmart. In 2023, sales to the Americas, EMEA and Asia Pacific represented 51.4%, 35.1% and 13.5%, respectively, of net revenue.
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

Our Growth Strategy

We intend to grow our business by increasing value to our customers, expanding our market opportunity and further differentiating ourselves from competitors. Key components of our strategy include:

•
Advance as the global leader in high-performance gaming and creator products. The gaming and creator product category is benefiting from the growing popularity of competitive gaming and streaming, which are driving an increase in gaming and streaming participants as well as spend per participant on high-performance products. We believe our brand name, high-performance products and market position will allow us to capture a large share of this market growth and we intend to continue to make significant marketing investments in leading creators, social media influencers and esports teams.
•
Continue to develop innovative, market-leading gaming and streaming products. We intend to prioritize investment in creating innovative gaming and streaming products and related software to enhance the customer experience by delivering cutting-edge technology. We have an exceptional engineering team and during 2023, approximately one-third of them, including contractors, were working on our software solutions. We believe this strong bench of engineering expertise has helped us introduce 108 new products to the market in 2023.
•
Expand into new products and services that grow our market opportunity. Since our inception, we have successfully entered a number of new product categories, including gaming PC peripherals, streaming and creator solutions, console controllers, and prebuilt and custom-built gaming PCs and laptops. As the gaming and content creation landscape continues to evolve, we intend to continue to introduce new products and services to address our customers’ new and changing needs, and to grow our market opportunity.
•
Leverage our software platforms to sell more products to existing customers. Our software platforms integrate and enhance our ecosystem of gaming and streaming products, which drives customer loyalty and allows us to successfully sell additional products to existing customers. In 2023, we launched Elgato Marketplace for creators as a platform for consumers and makers to buy or monetize Stream Deck digital assets from plugins to profiles such as icon pack, emojis and voice effects, among others. The launch of Elgato Marketplace is expected to enrich the experience for Stream Deck users which will in turn help to accelerate the unit sales and installed base of Stream Deck hardware.
•
Strengthen relationships with end-users by increasing direct-to-consumer sales. Through our acquisitions of Origin and SCUF in 2019, and Drop in 2023, we acquired three companies whose sales are primarily generated through direct-to-consumer channels. While sales from this channel are a relatively small contributor to our revenue today, the percentage of such sales has grown to be more than 10% of our net revenue for each of the past three years, and we believe direct-to-consumer sales represent a significant avenue to drive growth by facilitating increased market penetration across our product categories.
•
Continue to grow market share globally. As a globally recognized brand, we have a footprint that reaches customers in nearly 80 countries. We will continue to invest in enhancing our sales and distribution infrastructure to expand our leadership position in the Americas and Europe. We view the Asia Pacific region as a long-term growth opportunity and recently invested in our local sales force and regional management to build out distributor networks and retail partnerships.
•
Leverage our brand, software integration and superior product quality to support a pricing premium in the gaming PC components category. In the gaming PC components category, our revenue and margins have benefited from higher pricing versus the rest of the market, which we expect to continue as we invest in our brand and product portfolio. Compared to the average non-Corsair product, our computer cases, cooling solutions, PSUs and high-performance memory commanded price premiums of 13%, 36%, 30% and 13%, respectively, in the United States in 2023, according to recent NPD data.

Corsair Gaming, Inc. | 2023 Form 10-K | 4

•
Selectively pursue complementary acquisitions. We plan to evaluate, and may pursue acquisitions, such as our acquisitions of Elgato, Origin, SCUF and Drop, which we believe strengthen our capabilities in existing segments as well as diversify our product offerings, broaden our end-user base or expand our geographic presence.

Our Solutions

We design our high-performance products to address the needs of gamers and creators. To help our customers perform at their peak, whether in game or on camera, we have developed the industry’s most complete integrated ecosystem of gamer and creator peripherals and gaming components and systems. We have a diversified product portfolio, with 30 primary product lines.

•
Gamer and Creator Peripherals. Our gamer and creator peripherals seek to provide the fastest, highest fidelity, and most seamless interface between digital athletes and their game, and content creators and their viewers. Our solutions include our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, and gaming furniture, among others.
•
Gaming Components and Systems. We develop and sell high-performance gaming components to help gamers and creators build their own custom gaming PCs. We also develop and sell complete high-performance gaming PCs and laptops using our gaming components. Our prebuilt systems and user-built systems are designed to deliver maximum performance, while also providing our customers the design aesthetic and customizability they demand. Our solutions include our PSUs, cooling solutions, computer cases, SSD and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.
•
PC Gaming Software. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and Elgato streaming suite for content creators. These software platforms provide unified, intuitive performance, and aesthetic control and customization across their respective product families.

Our iCUE software platform powers the full range of our products from a single intuitive interface, providing advanced performance tuning, user customization and system monitoring. By enabling our customers to fine tune the response of our gaming products to maximize performance and match their personal preferences and styles of play, we believe that iCUE provides a distinct competitive advantage.

Product Development

Innovation is a key element of our culture and critical to our success. Our product development efforts focus on broadening our portfolio with innovative, value-added products that provide gamers with more immersive experiences. This process begins with the initial market analysis and product definition phase, where we use deep knowledge of consumer preferences and feedback to decide the exact specifications of new products desired by our end-users. We then leverage third-party manufacturers and, in some cases, engineering and design firms to help us design, prototype and fabricate our products. We select these third-party partners through a comprehensive selection process and subject them to rigorous quality controls. We perform extensive in-house testing of our products with the latest technology to ensure optimal performance and compatibility of our products with the most advanced hardware. Our rigorous product development and testing is designed to give us the ability to meet the needs of our end-users consistently with well-designed, high-performance and reliable products. We intend to continue to significantly invest in product development to support the design and development of innovative, high-quality products and solutions to maintain and enhance our competitive position.

Marketing

Our marketing efforts are designed to enhance the Corsair, Elgato, Origin, SCUF and Drop brand names, to help us acquire new customers and to increase sales from our existing customers. We have structured our marketing organization to achieve both product- and geography-specific coverage. In addition, our marketing personnel regularly meets with other key industry suppliers such as Intel, AMD, NVIDIA, and game publishers in order to ensure that our product development efforts appropriately address the needs of their new products and also to discuss trends and changes in the computer technology market.

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

We benefit from an active computer gaming community whose members communicate with each other through various online social media such as blogs and social networks, including Facebook, Instagram, TikTok, Twitter and YouTube. We actively participate in this community, enabling us to communicate directly with our end customers. Finally, we regularly publish technical

Corsair Gaming, Inc. | 2023 Form 10-K | 5

and editorial content through various online and print channels and participate in industry trade shows, gaming competitions and other consumer-facing events that provide us with the opportunity to demonstrate our products.

Sales and Distribution

Our products are purchased by gaming enthusiasts and content creators worldwide through either our e-retail and retail channel or our direct-to-consumer channel. In our e-retail and retail channel, we distribute our products either directly to resellers or through key distributors. We have also seen a growing demand for our products within the business-to-business channel since 2020. While we historically have sold our products directly to consumers through our website, following our acquisitions of Origin and SCUF Gaming in 2019, and Drop in 2023, the volume of direct-to-consumer sales has increased as both of these companies primarily generated sales through direct-to-consumer channels. We believe direct-to-consumer sales represent a significant avenue to increase engagement with our customers to drive growth by facilitating increased market penetration across our product categories, and it has grown since 2019.

We have organized our sales organization into four major geographic regions—Europe (including the Middle East and North Africa), North America, Latin America and Asia Pacific—and we have local language-speaking sales representatives in the countries that, in the aggregate, generate the majority of our net revenue. We ship our products directly to retailers and distributors and, through distributors, supply our products to thousands of smaller online and brick-and-mortar retailers and to specialist and gaming system integrators and value-added resellers. A small portion of our net revenue is from sales directly to original equipment manufacturers that manufacture gaming PCs.

In 2023, 2022 and 2021, e-retailer Amazon accounted for more than 10% of our net revenue, at 30.7%, 26.0%, and 26.7%, respectively.

Production and Operations

We believe we have developed a global, scalable production and operations infrastructure that allows us to deliver our products promptly and cost-effectively. We operate a facility in Taiwan where we assemble, test, package and ultimately supply nearly all of our DRAM modules and a significant portion of our customized gaming controllers, liquid cooling products and prebuilt gaming systems. We also assemble, test, package and ultimately supply our custom-built PCs and our customized gaming controllers and fully built PCs in our U.S. facility in Atlanta, Georgia. All of the other products we sell are produced at factories operated by third parties located in Asia. In addition, we outsource storage and shipping to several third-party logistics providers around the world which allows us to reduce order fulfillment time, reduce shipping costs and improve inventory flexibility.

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

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Amazon Prime Day”, “Black Friday” and “Cyber Monday,” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and have been impacted, for example, in 2020 and 2021, and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, shifts in customer behavior and the continuing impacts of the COVID-19 pandemic.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 6

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

Our ability to compete successfully is fundamental to our success in existing and new markets. If we do not compete effectively, demand for our products could decline, our net revenues and gross margin could decrease and we could lose market share, which could seriously harm our business, results of operations and financial condition. See the risk factor under the heading “Risks Related to our Business— We face intense competition, and if we do not compete effectively, we could lose market share, demand for our products could decline and our business may be seriously harmed” in Item 1A of this Form 10-K for further details and a summary of our key competitors.

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

As of December 31, 2023, our worldwide intellectual property portfolio consisted of 334 patents issued and 77 patents pending applications, 499 trademarks registered and 50 trademarks pending applications. We believe that our patents and trademarks and their applications are important for maintaining the competitive differentiation of our products and services, enhancing our freedom of action to sell our products and services in markets in which we choose to participate, and maximizing our return on research and development investments. The expansion of our business has required us to protect our trademarks, domain names, copyrights, and patents and, to the extent that we expand our business into new geographic areas, we may be required to protect our trademarks, domain names, copyrights, patents and other intellectual property in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation.

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

For a discussion of risks attendant to environment matters, see “Risk Factors-Risks Related to our Business-We are subject to various environmental laws, conflict mineral-related provisions of the Dodd-Frank Act and other regulations that could impose substantial costs upon us and may seriously harm our business”, and “Risk Factors-Risks Related to our Business-Failure to comply with other laws and governmental regulations may seriously harm our business” in Item 1A.

Human Capital Resources

As of December 31, 2023, we employed 2,387 persons, including contractors working full-time in our manufacturing operations as well as contractors supporting our software and IT development. None of our U.S. direct employees is currently represented by a labor union or is covered by a collective bargaining agreement with respect to his or her employment. International employees in several European countries covered by statutory collective bargaining agreements represent approximately 2% of our total employee population. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Corsair Gaming, Inc. | 2023 Form 10-K | 7

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at www.corsair.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC. The contents of these websites are not incorporated into this filing.

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

•
Our competitive position and success in the market depend to a significant degree upon our ability to build and maintain the strength of our brands among gaming enthusiasts, and any failure to build and maintain our brands may seriously harm our business.
•
Our success and growth depend on our ability to continuously develop and successfully market new products and improvements. If we are unable to do so, demand for our current products may decline and new products we introduce may not be successful.
•
We depend upon the introduction and success of new third-party high-performance computer hardware, particularly graphics processing units, or GPUs, and central processing units, or CPUs, and sophisticated new video games to drive sales of our products. If newly introduced GPUs, CPUs and sophisticated video games are not successful, if the rate at which those products are introduced declines or if such products are not readily available, it may seriously harm our business.
•
We face intense competition, and if we do not compete effectively, we could lose market share, demand for our products could decline and our business may be seriously harmed.
•
If the gaming industry, including streaming and esports, does not grow as expected or declines, our business could be seriously harmed.
•
Currency exchange rate fluctuations could result in our products becoming relatively more expensive to our overseas customers or increase our manufacturing costs, each of which may seriously harm our business.
•
Our sales are subject to seasonal fluctuations, which may seriously harm our business. Total unit shipments of our products tend to be higher during the third and fourth quarters of the year.
•
The ongoing war between Russia and Ukraine and the ongoing conflict in Gaza could adversely affect our business, financial condition and results of operations.
•
We are controlled by a single stockholder, EagleTree, whose interests in our business may be different than yours.

Corsair Gaming, Inc. | 2023 Form 10-K | 8

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

Risks Related to Our Business

Our competitive position and success in the market depend to a significant degree upon our ability to build and maintain the strength of our brands among gaming enthusiasts and creators, and any failure to build and maintain our brands may seriously harm our business.

We regard our brands as a valuable asset, and reinforcing our position as a leading supplier of cutting-edge, high-performance products for gaming and streaming is essential to maintaining and strengthening our brands. This requires that we constantly innovate by introducing new and enhanced products that achieve significant levels of acceptance among gamers. We also need to continue to invest in, and devote substantial resources to, advertising, marketing, customer support and other efforts to create and maintain brand recognition and loyalty among our retailer customers, distributors and gamers. However, product development, marketing and other brand promotion activities may not yield increased net revenue and, even if they do, any increased net revenue may not offset the expenses incurred in building our brands. Further, certain marketing efforts such as sponsorship of esports athletes, content creators or events could become prohibitively expensive, and as a result these marketing initiatives may no longer be feasible.

Additionally, the quality of our customer support is important to our customers, and if we fail to provide adequate levels of customer support or devote substantial resources to customer support, we could lose customers. Our consumers depend on our customer support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing of our brands and marketing and sales of our products.

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

Our success and growth depend on our ability to continuously develop and successfully market new products and improvements. If we are unable to do so, demand for our current products may decline and new products we introduce may not be successful.

The products we sell, which include gamer and creator peripherals and gaming components and systems, are characterized by short product life cycles, frequent new product introductions, rapidly changing technology and evolving industry standards. In addition, average selling prices of some of our products tend to decline as the products mature, and we expect this trend to continue. As a result, we must continually anticipate and respond to changing gamer requirements, innovate in our current and emerging categories of products, introduce new products and enhance existing products in a timely and efficient manner in order to remain competitive and execute our growth strategy.

We believe that the success of our products depends to a significant degree on our ability to identify new features or category opportunities, anticipate technological developments and market trends and distinguish our products from those of our competitors. In order to further grow our business, we also will need to quickly develop, manufacture and ship innovative and reliable new products and enhancements to our existing products in a cost-effective and timely manner to take advantage of developments in enabling technologies and the introduction of new computer hardware, such as new generations of GPUs and CPUs, and computer games, all of which drive demand for our products. In recent years, we have entered into several new markets, for example the cameras market for

Corsair Gaming, Inc. | 2023 Form 10-K | 9

content creators and the gaming monitors market for both gamers and content creators, and in the future, we intend to introduce other products designed to appeal to these markets. To the extent we do so, we will likely encounter competition from large, well-known consumer electronics and peripherals companies. Some of these companies have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacture, distribution, promotion, sale and support of their products. We cannot predict whether we will be successful in developing or marketing new products and categories of products and, if we fail to do so, our business may be seriously harmed. If we do not continue to distinguish our products through distinctive, technologically advanced features and designs, our business may be seriously harmed.

We depend upon the introduction and success of new third-party high-performance computer hardware, particularly GPUs and CPUs, and sophisticated new video games to drive sales of our products. If newly introduced GPUs, CPUs and sophisticated new video games are not successful, if the rate at which those products are introduced declines, or if such products are not readily available, it may seriously harm our business.

We believe that the introduction of more powerful GPUs, CPUs and similar computer hardware that place increased demands on other system components, such as memory, power supply units or PSUs or cooling solutions, has a significant effect on the demand for our products. The manufacturers of those products are large, public, independent companies that we do not influence or control. As a result, our business results can be materially affected by the frequency with which new high-performance hardware products are introduced by these independent third parties, whether these products achieve widespread acceptance among gamers, whether such products are readily available at affordable prices and whether additional memory, enhanced PSUs or cooling solutions, new computer cases or other peripheral devices are necessary to support those products. Although we believe that, historically, new generations of high-performance GPUs and CPUs have positively affected the demand for our products, there can be no assurance that this will be the case in the future. For example, the introduction of a new generation of highly efficient GPUs and CPUs that require less power or that generate less heat than prior generations may reduce the demand for both our PSUs and cooling solutions. In the past, semiconductor and computer hardware companies have typically introduced new products annually, generally in the second calendar quarter, which has tended to drive our sales in the following two quarters. If computer hardware companies do not continue to regularly introduce new and enhanced GPUs, CPUs and other products that place increasing demands on system memory and processing speed, require larger PSUs or cooling solutions or that otherwise drive demand for computer cases and other peripherals, or if gamers do not accept those products, our business may be seriously harmed.

We also believe that sales of our products are driven by conditions in the computer gaming industry. In particular, we believe that our business depends on the introduction and success of computer games with sophisticated graphics that place greater demands on system processing speed and capacity and therefore require more powerful GPUs or CPUs, which in turn drives demand for our DRAM modules, PSUs, cooling solutions and other components and peripherals. Likewise, we believe that the continued introduction and market acceptance of new or enhanced versions of computer games helps sustain consumer interest in computer gaming generally. The demand for our products would likely decline, perhaps substantially, if computer game companies and developers do not introduce and successfully market sophisticated new and improved games that require increasingly high levels of system and graphics processing power on an ongoing basis or if demand for computer games among computer gaming enthusiasts or conditions in the computer gaming industry deteriorate for any reason. As a result, our sales and other operating results fluctuate due to conditions in the market for computer games, and downturns in this market may seriously harm our business.

We face intense competition, and if we do not compete effectively, we could lose market share, demand for our products could decline and our business may be seriously harmed.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 10

introduce new or innovative products more quickly than we can. As a result, our product development efforts may not be successful or result in market acceptance of our products. Our primary competitors include:

Competitors in the gamer and creator peripherals market. Our primary competitors in the market for gaming keyboards and mice include Logitech and Razer. Our primary competitors in the market for headset and related audio products include Logitech, Razer, Steel Series and HP through its HyperX brand. Our primary competitors in the gamer and creator streaming products market include Logitech, following its acquisition of Blue Microphones, and AVerMedia. Our primary competitors in the performance controller market include Microsoft and Logitech.

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

Competitors in new markets. We are considering introducing new products for gamers and creators and, to the extent we introduce products in new categories, we will likely experience substantial competition from additional companies, including large computer gaming and streaming peripherals and consumer electronics companies with global brand recognition and significantly greater resources than ours.

Our ability to compete successfully is fundamental to our success in existing and new markets. We believe that the principal competitive factors in our markets include performance, reliability, brand and associated style and image, time to market with new emerging technologies, early identification of emerging opportunities, interoperability of products and responsive customer support on a worldwide basis. If we do not compete effectively, demand for our products could decline, our net revenue and gross margin could decrease and we could lose market share, which may seriously harm our business.

Further, our ability to successfully compete depends in large part on our ability to compete on price for our high-performance products. Much of the products we sell is priced higher than products offered by our competitors. If gamers or creators are not willing to pay the higher price point for our products, we will either need to discount our products or our sales volume could decrease. In either event, our business could be seriously harmed.

If the gaming industry, including streaming and esports, does not grow as expected or declines our business could be seriously harmed.

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
•
the continued growth of streaming, including its popularity among fans and aspiring content creators and how it impacts their desire to purchase high-performance gaming and streaming products;
•
the continued growth of esports, including its increasing popularity among fans and amateur esports athletes and how it impacts their desire to purchase high-performance gaming products;
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

We generate a significant portion of our net revenue from gaming-related products. As a result, any decline or slowdown in the growth of the gaming industry or the declining popularity of the gaming industry could materially and adversely affect our business.

We have no specific plans to attract gamers who use only mobile devices or tablets and we have no plans to develop products specifically designed for gamers who use mobile devices or tablets. As a result, if gamers migrate to mobile devices or tablets and

Corsair Gaming, Inc. | 2023 Form 10-K | 11

away from PCs and consoles, our business may be seriously harmed. In addition, there can be no assurance that the active demographics in gaming will continue to buy into and drive the growth in gamer culture and the games industry overall nor can there be any assurance that gaming will expand into new demographics that will drive growth. Further, if gamers’ interest in video games is diminished, this may seriously harm our business.

Our growth prospects are, to a certain extent, connected with the ongoing growth of live game streaming and esports and any reduction in the growth or popularity of live game streaming or esports may seriously harm our business.

The success of our business depends on live game streaming and esports driving significant growth in the high-performance gaming and content streaming market, which could prompt strong growth in the sales of our products. However, there are a number of factors which could result in the esports or live game streaming markets having limited or negative impact on our sales and overall growth. These factors include:

•
our competitors marketing products that gain broader acceptance among game streamers, esports participants and content creators;
•
esports amateurs and/or spectators not purchasing our products that is utilized by esports athletes and teams or streamers and content creators, including the esports athletes and teams, and streamers we sponsor;
•
the popularity of esports games that do not utilize any of our products, for example games that run on mobile devices or tablets that replace more traditional esports; and
•
our research and development and the products we sell failing to satisfy the increasing high-performance requirements of competitive gamers or streamers.

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

Currency exchange rate fluctuations could result in our products becoming relatively more expensive to our overseas customers or increase our manufacturing costs, each of which may seriously harm our business.

Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency exchange rates. Because the pricing of our products is denominated primarily in U.S. dollars, an increase in the value of the U.S. dollar relative to the currency used in the countries where our products are sold has and may continue to result in an increase in the price of our products in those countries, which has and may continue to lead to a reduction in sales in such countries. Likewise, because we pay our suppliers and third-party manufacturers, most of which are located outside of the United States, primarily in U.S. dollars, any decline in the value of the U.S. dollar relative to the applicable local currency, such as the Chinese Yuan or the New Taiwan dollar, may cause our suppliers and manufacturers to raise the prices they charge us. In addition, we generally pay our employees located outside the United States in the local currency and, as a result of our foreign sales and operations, we have other expenses, assets and liabilities that are denominated in foreign currencies and changes in the value of the U.S. dollar could result in significant increases in our expenses that may seriously harm our business.

Supply chain issues, including scarcity of raw materials or other components to produce our products and limited ability to control or influence our procurement process, could increase costs or cause a delay in our ability to produce our products, and could adversely affect our future results of operations and our overall financial performance.

We and our manufacturers rely on an extended third-party supply chain and the availability of raw materials to produce a significant amount of our products. From time to time we have experienced product shortages due to both disruptions in supply from the third parties that manufacture or supply our products and our inability or the inability of these third-party manufacturers to obtain necessary components, and we may experience similar shortages in the future. A reduction or interruption in supply, including interruptions due to the COVID-19 pandemic or geopolitical unrest beyond our control, an inability to procure quality raw materials in

Corsair Gaming, Inc. | 2023 Form 10-K | 12

a cost-effective manner and constrain volatile materials costs, a failure to monitor contract compliance to ensure and sustain sourcing savings, a failure to procure adequate inventory or raw materials from our suppliers or regulatory changes may lead to delays in manufacturing and increases in costs. Moreover, procurement of many components used in our products is generally the responsibility of the third parties that manufacture our products, and we therefore have limited or no ability to control or influence the procurement process or to monitor the quality of components. Our manufacturers or suppliers may provide us with products or components that do not perform reliably or do not meet our quality standards or performance specifications, are susceptible to early failure or contain other defects. This may seriously harm our reputation, increase our warranty and other costs or lead to product returns or recalls, any of which may seriously harm our business.

Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages that could materially adversely affect our financial condition and operating results. While we have entered into agreements for the supply of many components, there can be no assurance that we will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of components on commercially reasonable terms. Health crises, like the COVID-19 pandemic, have led, and could lead, to quarantines or labor shortages, which may impact the output of key suppliers because of longer production and shipping times, and increased supply, shipping and logistics costs, each of which have historically negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints.

Any disruption in or termination of our relationships with any of our manufacturers or suppliers or our inability to develop relationships with new manufacturers or suppliers as and when required would cause delays, disruptions or reductions in product shipment and may require product redesigns, all of which could damage relationships with our customers, seriously harm our brand, increase our costs and otherwise seriously harm our business. Likewise, shortages or interruptions in the supply of products or components, including disruptions of shipping lanes or divergence from shipping lanes due to geopolitical events, including recent attacks in the Red Sea, or any inability to procure these products or components from alternate sources at acceptable prices in a timely manner, could delay shipments to our customers and increase our costs, any of which may seriously harm our business. If our customers experience delays or unavailability of our products due to our inability to obtain certain components, this may negatively impact our customers’ ordering patterns. Accordingly, if our supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to us, our financial condition and operating results could be materially adversely affected.

Our sales are subject to seasonal fluctuations, which may seriously harm our business. Total unit shipments of our products tend to be higher during the third and fourth quarters of the year.

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of gamers who purchase our products. Our total unit shipments have generally been lowest in the first and second calendar quarters due to lower sales following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced GPUs, CPUs and other computer hardware products, which usually takes place in the second calendar quarter, and which tends to drive sales in the following two quarters. As a consequence of seasonality, our total unit shipments for the second calendar quarter are generally the lowest of the year, followed by total unit shipments for the first calendar quarter. Our total unit shipments are thus subject to seasonal fluctuations, which may seriously harm our business. Historical seasonal patterns have been impacted in the past, and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, and shifts in customer behavior and the impacts of the COVID-19 pandemic.

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

Factors affecting our business and markets. Our result of operations may be materially adversely affected by factors that directly affect our business and the competitive conditions in our markets, including the following:

•
changes in demand for our lower margin products relative to demand for our higher margin products;

Corsair Gaming, Inc. | 2023 Form 10-K | 13

•
introduction or enhancement of products by us and our competitors, and market acceptance of these new or enhanced products;
•
loss of significant retail customers, cancellations or reductions of orders and product returns;
•
fluctuations in average selling prices of and demand for our products;
•
change in demand for our products due to our products having higher price-points than products supplied by our competitors;
•
discounts and price reductions offered by our competitors;
•
a delay, reduction or cessation of deliveries from one or more of the third parties that manufacture our products;
•
increased costs or shortages of our products or components used in our products;
•
changes in the frequency with which new high-performance computer hardware, particularly GPUs and CPUs, and sophisticated new computer games that drive demand for additional DRAM modules, higher wattage PSUs, enhanced cooling solutions and peripherals are introduced;
•
fluctuations in the available supply of high-performance computer hardware resulting in the increased costs to gamers, which could ultimately lead to decreased demand for our gaming products, due to factors such as component supply shortages or gamers purchasing GPUs for non-gaming purposes such as cryptocurrency mining;
•
the war between Russia and Ukraine resulting in shipments of resources from these countries being delayed, or even ceasing, which could cause the GPU shortage to last longer as the production of GPUs requires resources that come from these countries such as highly purified neon gas and palladium, of which Ukraine and Russia, respectively, are the world’s leading exporters;
•
potential changes in trade relations or the implementation of export sanctions, in particular any sanctions between the United States and China;
•
unexpected changes in laws, including tax and trade laws, and regulatory requirements;
•
delays or problems in our introduction of new products;
•
delays or problems in the shipment or delivery of products to customers;
•
changes in freight costs;
•
changes in purchasing patterns by the distributors and retailers to which we sell our products;
•
seasonal electronics product purchasing patterns by our retail and distributor customers, as well as the gamers and creators that purchase their products directly from us;
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
•
global pandemics, such as the COVID-19, or other public health crises;
•
the impact of political instability, natural disasters, war and/or events of terrorism, such as the war between Russia and Ukraine, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
•
macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending such as fluctuations that resulted from the COVID-19 pandemic, changes in interest rates or inflation;
•
changes in business cycles that affect the markets in which we sell our products; and

Corsair Gaming, Inc. | 2023 Form 10-K | 14

Technological factors. In addition to technological developments directly relating to our products, more generalized changes in technology may have a significant effect on our operating results. For example, our business could be seriously harmed by rapid, wholesale changes in technology in or affecting the markets in which we compete or widespread adoption of cloud computing.

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

We derive most of our revenue from higher priced products sold through online and brick-and-mortar retailers to gamers, and we are vulnerable to declines in consumer spending due to, among other things, depressed economic conditions, high inflation, weak consumer confidence, reductions in disposable income (as a result of high inflation or otherwise) and other factors that affect the retail and consumer electronics markets generally. In addition, our revenues are attributable to sales of high-performance gamer and creator peripherals and gaming components and systems, all of which are products that are geared to the computer gaming market which, like other consumer electronic markets, is susceptible to the adverse effects of poor economic conditions.

Other significant negative effects could include limited growth or reductions in worldwide sales of products that incorporate DRAM modules, such as PCs, smartphones and servers, resulting in excess supply in the worldwide DRAM market and reduced demand for our products from our customers as they limit or lower their spending and inventory levels. Adverse economic conditions may also reduce our cash flow due to delays in customer payments, increase the risk of customer bankruptcy or business failures and result in increases in bad debt write-offs and receivables reserves.

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
•
financial distress or bankruptcy of key suppliers or third-party manufacturers, resulting in insufficient product quantities to meet demand or increases in the cost of producing our products; and
•
financial distress or bankruptcy of key distributors, resellers or retailers.

Depressed economic conditions, whether in our key regional markets or globally, could result in a decline in both product prices and the demand for our products, which may seriously harm our business.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 15

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

We use DRAM ICs produced by Samsung, Micron and Hynix in our DRAM modules. We purchase those DRAM ICs, pursuant to purchase orders and not long-term supply contracts, largely from third-party distributors and, to a lesser extent, directly from those manufacturers. According to the most recent external market share data for the trailing twelve months average, ended September 30, 2023, Samsung, a manufacturer of DRAM ICs, had an approximately 41.6% share of the worldwide DRAM IC market, compared to approximately 29.4% for Hynix and approximately 24.7% for Micron in each case for the same period. However, should supply from any of these vendors be limited, there can be no assurance that we would be able to meet our needs by purchasing DRAM ICs produced by other manufacturers or from agents and distributors. Further, there are a limited number of companies capable of producing the high-speed DRAM ICs required for our high-performance DRAM modules, and any inability to procure the requisite quantities and quality of DRAM ICs could reduce our production of DRAM modules and could seriously harm our business.

The ongoing war between Russia and Ukraine and the ongoing conflict in Gaza could adversely affect our business, financial condition and results of operations.

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

Russia's recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have also led to an unprecedented expansion of sanction programs imposed by the United States, the European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People's Republic and the so-called Luhansk People's Republic. The situation is rapidly evolving as a result of the war in Ukraine, and the United States, the European Union and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. In response to Russia’s invasion of Ukraine and the aforementioned sanctions, with effect from February 2022, we ceased the sale of all of our products in Russia. While we do not expect this decision to have a material adverse effect on our business, results of operations or financial condition, such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

In addition, the war, sanctions against Russia and Russia’s drastic reduction to the supply of natural gas to Europe in response to sanctions had in the past, and could in the future, negatively impact the production and sales of consumer electronics due to a variety of factors such as lower consumer confidence, disruption of supply chains, semiconductor chip shortage since Russia and Ukraine are critical suppliers of neon gas and palladium used in chip production, energy shortages and high energy prices, and cybersecurity threats. These factors have in the past adversely impacted our operations, sales and profitability, and could do so in the future.

Separately, on October 7, 2023, Hamas, a U.S.-designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East. Furthermore, following Hamas’ attack on Israel, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of such disruptions, we may experience in the future extended lead times, delays in supplier deliveries, and increased freight costs. The risk of ongoing supply disruptions may further result in delayed deliveries of our products.

We are actively monitoring the situation in Ukraine and the ongoing conflict in Gaza and assessing the impacts on our business, including our suppliers and customers. We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia or Belarus, or of the conflict in the Israel-Gaza regions and any potential increases in hostilities in the Middle East, as these situations, and any resulting government reactions, are constantly evolving and are beyond our control. The extent and duration of the military action, sanctions and any resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Corsair Gaming, Inc. | 2023 Form 10-K | 16

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

A significant percentage of our net revenue is generated by sales of DRAM modules. In particular, net revenue generated by sales of DRAM modules accounted for a total of 31.2% and 34.3% of our net revenue for the years ended December 31, 2023 and 2022, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

In 2023 and 2022, sales to Amazon accounted for 30.7% and 26.0% of our net revenue, respectively. Sales to our ten largest customers accounted for 55.4% and 52.3% of our net revenue in 2023 and 2022, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on their payment to us, and if we were to have substantial accounts receivables balances with such customers outstanding, we would not be covered by insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our products, or if uncertainty regarding demand for our products causes a key customer to reduce their orders and marketing of our products, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business.

We have limited manufacturing facilities that only assemble our DRAM modules, custom built PCs, custom cooling and controllers, we have no guaranteed sources of supply of products or components and we depend upon a small number of

Corsair Gaming, Inc. | 2023 Form 10-K | 17

manufacturers, some of which are exclusive or single-source suppliers, to supply our products, each of which may result in product or component shortages, delayed deliveries and quality control problems.

We maintain limited manufacturing facilities that only assemble certain products such as our DRAM modules, custom built PCs, custom cooling and performance controllers, and as a result, we depend entirely upon third parties to manufacture and supply the products we sell and the components used in our products such as gaming peripherals and gaming components. Our products that are manufactured by outsourced parties are generally produced by a limited number of manufacturers and in some instances is purchased on a purchase order basis. For example, each model of our gaming keyboards, gaming mice, gaming headsets, computer cases, PSUs and cooling solutions is produced by a single manufacturer. We do not have long-term supply agreements with most of our manufacturers and suppliers. In addition, we carry limited inventory of our products, and the loss of one or more of these manufacturers or suppliers, or a significant decline in production or deliveries by any of them, could significantly limit our shipments of products or prevent us from shipping the products entirely. If one of our exclusive or single-source manufacturers were to stop production, or experience product quality or shortage issues, we may be unable to locate or engage a suitable replacement on terms we consider acceptable and, in any event, there would likely be significant delays and considerable costs involved in transitioning production to a new manufacturer.

If our proprietary iCUE software or Elgato streaming software suite have any “bugs” or glitches, or if we are unable to update the iCUE software or Elgato streaming software suite to incorporate innovations, our business may be seriously harmed.

Because most of the products we sell are linked through either our iCUE software or our Elgato streaming software suite, “bugs” or other glitches in the software may cause it to not perform reliably, meet our quality standards or meet performance specifications. Further, even if we detect any bugs or other glitches in the iCUE software or our Elgato streaming software suite we may be unable to update the affected software effectively to remediate these problems. In addition, in order for us to stay competitive, we need to update the iCUE software, Elgato streaming software suite and any other software utilized by our products, to incorporate innovations and other changes to address gamers and content creators’ changing needs. If we are unable to update the iCUE software or our Elgato streaming software suite to include such updates or address any bugs or glitches, its use to gamers and content creators may be substantially diminished, which could seriously harm our business.

The need to continuously develop new products and product improvements increases the risk that our products will contain defects or fail to meet specifications, which may increase our warranty costs and product returns, lead to recalls of products, damage our reputation and seriously harm our business.

Products that do not meet specifications or that contain, or are perceived by our customers or gamers to contain, defects could impose significant costs on us or seriously harm our business. Our products may suffer from design flaws, quality control problems in the manufacturing process or components that are defective or do not meet our quality standards. Moreover, the markets we serve are characterized by rapidly changing technology and intense competition and the pressure to continuously develop new products and improvements and bring such products and improvements to market quickly heightens the risks that our products will be subject to both quality control and design problems. Because we largely rely on third parties to manufacture our products and the components that are used in our products, our ability to control the quality of the manufacturing process and the components that are used to manufacture our products is limited. Product quality issues, whether as a result of design or manufacturing flaws or the use of components that are not of the requisite quality or do not meet our specifications, could result in product recalls, product redesign efforts, lost revenue, loss of reputation, and significant warranty and other expenses. In that regard, we have previously voluntarily recalled the SF-series PSUs. Recalls of products and warranty-related issues can be costly, cause damage to our reputation and result in increased expenses, lost revenue and production delays. We may also be required to compensate customers for costs incurred or damages caused by defective products. If we incur warranty or product redesign costs, institute recalls of products or suffer damage to our reputation as a result of defective products, our business could be seriously harmed.

While we operate a facility in Taiwan that assembles, tests and packages all of our DRAM modules and certain other products, we rely upon manufacturers in China and Southeast Asia to produce a significant portion of our other products, which exposes us to risks that may seriously harm our business.

We operate a facility in Taiwan that assembles, tests, packages and ultimately supplies all of our DRAM modules and a significant portion of our cooling solutions, prebuilt and custom gaming systems and custom gaming controllers. We also assemble, test, package and ultimately supply our custom-built PCs and our customized gaming controllers in our U.S. facility. All of the other products we sell, including the components used to assemble our DRAM modules, are produced at factories operated by third parties located in China, Taiwan and countries in Southeast Asia. Further, a majority of the world’s semiconductors, in particular the advanced ones often used in gaming PCs are manufactured in Taiwan. The fact that all of these facilities, manufacturers, suppliers and factories are concentrated in China, Taiwan and countries in Southeast Asia exposes us to numerous risks.

Corsair Gaming, Inc. | 2023 Form 10-K | 18

We believe one of the most significant risks associated with this concentration is that production may be interrupted or limited because of labor shortages in southern China, restrictive health and safety measures in response to the COVID-19 pandemic and by strains on the local infrastructure. In addition, production at facilities located in China, Taiwan or Southeast Asia, including our own manufacturing, testing and packaging facility in Taiwan, and deliveries from those facilities, may be adversely affected by tensions, hostilities or trade disputes involving China, Taiwan, the United States or other countries. There is potential for considerable political instability in Taiwan related to its disputes with China, including China’s threats to potentially annex Taiwan. In addition, political instability in countries in Southeast Asia such as Thailand where we source certain components, could result in delays in shipments or our inability to source certain critical components for our products. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn may seriously harm our business.

Other risks resulting from this concentration of our manufacturing facilities and our suppliers in China, Taiwan and Southeast Asia include the following:

•
the interpretation and enforcement of China’s laws continues to evolve, which may make it more difficult for us to obtain a reliable supply of our products at predictable costs;
•
these facilities are located in regions that may be affected by earthquakes, typhoons, other natural disasters, pandemic outbreaks, political instability, military actions, power outages or other conditions that may cause a disruption in supply;
•
our costs may be increased and deliveries of our products may be decreased or delayed by trade restrictions; and
•
our reliance on foreign manufacturers and suppliers exposes us to other risks of doing business internationally, some of which are described below under “We conduct our operations and sell our products internationally and the effect of business, legal and political risks associated with international operations may seriously harm our business.”

In addition, if significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our business may be seriously harmed if such tariffs or counter-measures affect the manufacturing costs of any of our products. Further, such tariffs could adversely impact our gross profits if we cannot pass the increased costs incurred as a result of these tariffs through to our consumers, or if the resulting increased prices result in a decrease in consumer demand.

The occurrence of any one or more of these risks may seriously harm our business.

If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales.

Our business requires that we coordinate the manufacturing and distribution of our products over a significant portion of the world. We rely upon third parties to manufacture our products and to transport and distribute our products to our customers. If we do not successfully coordinate the timely and efficient manufacturing and distribution of our products, our costs may increase, we may experience a build-up in inventory, we may not be able to deliver sufficient quantities to meet customer demand and we could lose sales, each of which could seriously harm our business.

Our operating results are particularly sensitive to freight costs, and our costs may increase significantly if we are unable to ship and transport finished products efficiently and economically across long distances and international borders, which may seriously harm our business.

The majority of our products are manufactured in Asia, and we transport significant volumes of finished products across long distances and international borders. As a result, our operating results can be significantly affected by changes in transportation costs. In that regard, although we ship our DRAM modules, which have selling prices that are relatively high compared to their size and weight, by air, we generally use ocean freight to ship our other products because of their relatively low selling prices compared to their size and weight. If we underestimate the demand for any of the products we ship by ocean freight, or if deliveries of those products to us by our manufacturers are delayed or interrupted, we may be required to ship those products by air in order to fulfill orders on a timely basis. Shipping larger or heavier items, such as cases or PSUs, by air is significantly more expensive than using ocean freight. As a result, any requirement that we ship these products by air, whether because we underestimate demand or because of an interruption in supply from the manufacturers who produce these products or for any other reason, could materially increase our costs. In addition, freight rates can vary significantly due to large number of factors beyond our control, including changes in fuel prices or general economic conditions or the threat of terrorist activities or acts of piracy. If demand for air or ocean freight should increase substantially, it could make it difficult for us to procure sufficient cargo transportation space at prices we consider acceptable, or at all. Increases in our freight expenses, or any inability to ship our products as and when required, may seriously harm our business.

Because our products must cross international borders, we are subject to risk of delay if our documentation does not comply with customs rules and regulations or for similar reasons. In addition, any increases in customs duties or tariffs, as a result of changes to existing trade agreements between countries or otherwise, could increase our costs or the final cost of our products to our retailer

Corsair Gaming, Inc. | 2023 Form 10-K | 19

customers or gamers or decrease our margins. The laws governing customs and tariffs in many countries are complex, subject to many interpretations and often include substantial penalties for non-compliance.

Technological developments or other changes in our industry could render our products less competitive or obsolete, which may seriously harm our business.

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our products, create new and relevant categories of products and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our products less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new products for augmented or virtual reality devices or to address other technological trends, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our products. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $65.3 million and $66.5 million for the years ended December 31, 2023 and 2022, respectively, representing 4.5% and 4.8% of our net revenue for these periods, respectively. Our failure to improve our products, create new and relevant categories of products and adapt to changing business models in a timely manner may seriously harm our business.

In addition, Russia’s invasion of Ukraine, poor relations between the United States and Russia, and sanctions by the United States and the European Union against Russia could have an adverse impact on our research and development efforts as we outsource significant research and development activities to companies in Ukraine.

We order most of our products from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of both product shortages, which may result in lost sales and higher expenses, and excess inventory, which may require us to sell our products at substantial discounts and lead to write-offs.

We depend upon our product forecasts to make decisions regarding investments of our resources and production levels of our products. Because of the lead time necessary to manufacture our products and the fact that we usually have little or no advance notice of customer orders, we must order our products from third-party manufacturers, committing to substantial purchases prior to obtaining orders for those products from our customers. This makes it difficult for us to adjust our inventory levels if orders fall below our expectations. Our failure to predict low demand for our products could result in excess inventory, as well as lower cash flows and lower margins if we were unable to sell a product or if we were required to lower product prices in order to reduce inventories, and may also result in inventory write-downs such as the $22.5 million inventory impairment and related charges recognized during the second quarter of 2022. In addition, the cancellation or reduction of orders by our customers may also result in excess inventory. On the other hand, if actual orders exceed our expectations, we may need to incur additional costs, such as higher shipping costs for air freight or other expedited delivery or higher product costs for expedited manufacturing, in order to deliver sufficient quantities of products to meet customer orders on a timely basis or we may be unable to fulfill some orders altogether. In addition, many of the types of products we sell have short product life cycles, so a failure to accurately predict and meet demand for products can result in lost sales that we may be unable to recover in subsequent periods. These short life cycles also make it more likely that slow moving or excess inventory may become obsolete, requiring us to sell our products at significant discounts or write off entirely excess or obsolete inventory. Any failure to deliver products in quantities sufficient to satisfy demand can also seriously harm our reputation with both our retailer customers and end-consumers.

Over the past few years, we have expanded, and we will continue to expand our product portfolio and sales reach. The growth of our product portfolio and the markets in which we sell our products has increased the difficulty of accurately forecasting product demand. We have in the past experienced significant differences between our forecasts and actual demand for our products and expect similar differences in the future. If we do not accurately predict product demand, our business may be seriously harmed.

Our indemnification obligations to our customers and suppliers for intellectual property infringement claims could require us to pay substantial amounts and may seriously harm our business.

We indemnify a limited number of retailer customers for damages and costs which may arise if our products infringe third-party patents or other proprietary rights. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to make substantial settlement, damages or royalty payments or result in our incurring substantial legal costs. Our insurance does not cover intellectual property infringement. The potential amount of future payments to defend lawsuits or settle or otherwise satisfy indemnified claims under any of these indemnification provisions may be

Corsair Gaming, Inc. | 2023 Form 10-K | 20

unlimited. We also have replacement obligations for product warranty claims relating to our products. Our insurance does not cover such claims. Claims for intellectual property infringement and product warranty claims may seriously harm our business.

From time to time, we pay licensing fees in settlement of certain intellectual property infringement claims made by third parties, which may not be available on commercially acceptable terms. Therefore, there can be no assurance that licensing fees paid under these circumstances will not seriously harm our business.

If we are unable to integrate our products and proprietary software with third-party hardware, operating system software and other products, the functionality of our products would be adversely affected, which may seriously harm our business.

The functionality of some of our products depends on our ability to integrate those products with the hardware, operating system software and related products of providers such as Intel, AMD, NVIDIA, Microsoft, Sony and Asus, among others. We rely to a certain extent on the relationships we have with those companies in developing our products and resolving issues. There can be no assurance that those relationships will be maintained or that those or other companies will continue to provide the necessary information and support to allow us to develop products that integrate with their products or that third party developers will continue to develop plugins for and integrations with our proprietary software. If integration with the products of those or other companies becomes more difficult, our products would likely be more difficult to use or may not be compatible with key hardware, operating systems or other products, which would seriously harm our reputation and the utility and desirability of our products, and, as a result, would seriously harm our business.

One of our strategies is to grow through acquisitions, which could result in operating difficulties, dilution to our stockholders and other seriously harmful consequences.

One of our strategies is to grow through acquisitions and we may also seek to grow through other strategic transactions such as alliances and joint ventures. In particular, we believe that our future growth depends in part on our ability to enhance our existing product lines and introduce new products and categories of products through acquisitions and other strategic transactions. There is substantial competition for attractive acquisitions and other strategic transactions, and we may not be successful in completing any such acquisitions or other strategic transactions in the future. If we are successful in making any acquisition or strategic transaction, we may be unable to integrate the acquired business effectively or may incur unanticipated expenditures, which could seriously harm our business. Acquisitions and strategic transactions can involve a wide variety of risks depending upon, among other things, the specific business or assets being acquired or the specific terms of any transaction.

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

We interact with the gaming community in numerous ways, including through the sponsorship of streamers, esports events, tournaments, esports athletes and teams. These sponsored events and individuals are associated with our brand and represent our commitment to the gaming community. There can be no assurance that we will be able to maintain our existing relationships with any of our sponsored individuals or teams in the future or that we will be able to attract new highly visible gamers to endorse our products. Additionally, certain individuals or teams with greater access to capital may increase the cost of certain sponsorships to levels we may choose not to match. If this were to occur, our sponsored individuals, teams or events may terminate their relationships with us and endorse our competitors’ products, and we may be unable to obtain endorsements from other comparable alternatives. In addition, if any of our sponsored individuals or teams become unpopular or engage in activities perceived negatively in the gaming community or more broadly, our sponsorship expenditures could be wasted and our brand reputation could be damaged which, in turn, could seriously harm our business.

We need substantial working capital to operate our business, and we rely to a significant degree upon credit extended by our manufacturers and suppliers and borrowings under our revolving credit facility to meet our working capital needs. If we are

Corsair Gaming, Inc. | 2023 Form 10-K | 21

unable to meet our working capital needs, we may be required to reduce expenses or product purchases, or delay the development, commercialization and marketing of our products, which would seriously harm our business.

We need substantial working capital to operate our business. We rely to a significant degree upon credit extended by many of our manufacturers and suppliers in order to meet our working capital needs. Credit terms vary from vendor to vendor but typically vendors allow us zero to 120 days to pay for the products. However, notwithstanding the foregoing, there are instances when we are required to pay for products in advance of them being manufactured and delivered to us. We may also utilize borrowings under our revolving credit facility to provide working capital, and access to external debt financing has historically been and will likely continue to be very important to us. As a result of any downturn in general economic conditions or conditions in the credit markets or other factors, manufacturers and suppliers may be reluctant to provide us with the same credit that they have in the past, which would require that we increase the level of borrowing under our revolving credit facility or obtain other external financing to provide for our substantial working capital needs. Additional financing may not be available on terms acceptable to us or at all. In particular, our access to other debt financing is limited by the negative covenant in our credit agreement restricting our ability to incur other indebtedness, as well as the financial covenants therein prohibiting our Consolidated Total Net Leverage Ratio from exceeding 3.25 to 1.00 for the quarter ended December 31, 2023, and 3.00 to 1.00 from the quarter ending March 31, 2024 and each quarter thereafter or our Consolidated Interest Coverage Ratio being less than 2.50 to 1.00 for the quarter ended December 31, 2023, and 3.00 to 1.00 from the quarter ending March 31, 2024 and each quarter thereafter (both tested quarterly on a trailing four fiscal quarter basis). As a result, such restrictions could limit, perhaps substantially, the amount of indebtedness we are permitted to borrow under other debt arrangements.

To the extent we incur additional indebtedness under our revolving credit facility or are required to incur indebtedness from other sources (if available and if permitted by the credit facility) to provide working capital, it could increase our interest expense and expose us to other risks of leverage. Any inability to meet our working capital or other cash needs as and when required would likely seriously harm our business, results of operations and financial condition and adversely affect our growth prospects and stock price and could require, among other things, that we reduce expenses, which might require us to reduce shipments of our products or our inventory levels substantially or to delay or curtail the development, commercialization and marketing of our products.

Indebtedness and the terms of our credit facilities may impair our ability to respond to changing business and economic conditions and may seriously harm our business.

We had $199.0 million of indebtedness as of December 31, 2023. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Corsair Gaming, Inc. | 2023 Form 10-K | 22

a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lender or to refinance the related indebtedness on terms we find acceptable, or at all. As a result, any breach or default of this nature may seriously harm our business.

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, which require the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.25 to 1.00 for the quarter ended December 31, 2023, and 3.00 to 1.00 from the quarter ending March 31, 2024 and each quarter thereafter and a minimum Consolidated Interest Coverage Ratio of 2.50 to 1.00 for the quarter ended December 31, 2023, and 3.00 to 1.00 from the quarter ending March 31, 2024 and each quarter thereafter (as defined in our credit facilities). While we were in compliance with all applicable financial covenants under our credit facilities as of December 31, 2023, there can be no assurance that we will not breach these financial covenants in our credit facilities in the future or other covenants in our future credit facilities.

Our credit facilities also include covenants that limit or restrict our ability to, among other things, incur liens on our properties, make acquisitions and other investments and sell assets, in each case, subject to specified exceptions. In addition to the covenants described in the preceding paragraph, we are also prohibited from incurring indebtedness other than debt owed to the lenders under our credit facilities, debt associated with certain liens permitted by our credit facilities, certain subordinated debt and other specified exceptions. Our credit facilities also contain restrictions on our ability to pay dividends or make distributions in respect of our common stock or redemptions or repurchases of our common stock.

We conduct our operations and sell our products internationally and the effect of business, legal, geopolitical and economic risks associated with international operations may seriously harm our business.

Sales to customers outside the United States accounted for 54.8% and 54.6% our net revenue in 2023 and 2022, respectively. In addition, substantially all of the products that we sell are manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

•
export and import duties, changes to import and export regulations, and restrictions on the transfer of funds;
•
fluctuating exchange rates;
•
political and economic instability;
•
problems with the transportation or delivery of our products;
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
•
the risk that trade to or from some foreign countries, or companies in foreign countries that manufacture our products or supply components that are used in our products, may be affected by political tensions, trade disputes and similar matters, particularly between China and Taiwan, China and the United States, Russia and Ukraine, the United States and Russia, and Israel and Hamas;
•
United States and foreign trade restrictions, including those that may limit the importation of technology or components to or from various countries or impose tariffs or quotas;
•
difficulties or increased costs in establishing sales and distribution channels in unfamiliar markets, with local market characteristics and competition; and
•
imposition of currency exchange controls or taxes that make it impracticable or costly to repatriate funds from foreign countries.

Corsair Gaming, Inc. | 2023 Form 10-K | 23

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

In particular, the U.S. government may enact significant changes to the taxation of business entities. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. In addition, the Inflation Reduction Act of 2022 imposes a minimum tax of 15% on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. While certain other draft legislation has been proposed in the U.S., the likelihood of any proposed changes to the tax law being enacted or implemented is unclear, and we are currently unable to predict whether such changes will occur. If any such changes are implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.

In addition, the Organization for Economic Co-Operation and Development (the “OECD”) has released guidance and blueprints covering various topics, including a global minimum effective tax rate of 15% on certain corporate groups known as “Pillar Two”, and rules governing transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities as those guidance and blueprints are potentially implemented in various jurisdictions. For example, on December 12, 2022, the European Union member states agreed to implement the “Pillar Two” global corporate minimum tax rate as of January 1, 2024. In addition, various other countries where we do business have implemented or plan to implement the “Pillar Two” global corporate minimum tax rate in 2024 and are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of this and similar legislation could significantly increase our tax obligations in many countries where we do business.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 24

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. As of December 31, 2023, we had NOL carryforwards for U.S. federal, state and foreign tax purposes of $1.1 million, $37.4 million, and $10.2 million, respectively. Certain of our tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017, but we do not expect our tax attributes to be materially affected by the annual limitation. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of NOLs to reduce our future taxable income and tax liabilities may be limited, which could affect our profitability.

System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which may seriously harm our business.

We rely on the reasonably secure processing of personal, confidential and other sensitive information in our computer systems, hardware, software, technology infrastructure and online sites and networks as well as those provided by third parties, collectively IT Systems. Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years, creating an evolving landscape of cybersecurity risks that threaten the confidentiality, integrity and availability of our IT systems and data that we and our providers process. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. These malicious attacks have occurred on our IT Systems in the past and are expected to occur in the future. Threat actors may include experienced computer programmers, opportunistic hackers and hacktivists, state-sponsored organizations and employees who, due to malfeasance or error, may penetrate our security controls and misappropriate or compromise our confidential information or that of our employees or third parties, which in turn, may create system disruptions or cause shutdowns. These threat actors may also develop and deploy viruses, worms, bugs, ransomware and other malicious software programs that attack or otherwise exploit security vulnerabilities in our systems using increasingly sophisticated techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. Further, we offer the flexibility to work remotely, which introduces heightened cybersecurity risks as remote working environments can be less secure and more susceptible to cyber-attacks due to cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

We have taken steps to put in place safeguards designed to protect the security of all the information we process and that our providers process on our behalf, but despite these efforts, we cannot guarantee that we or our providers will not suffer harmful security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, human error issues or other similar events that lead to misplaced or lost information, programming and/or other similar issues.

Additionally, for portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties, a number of which process personal information on our behalf. There can be no assurance that the privacy and security related measures and safeguards we have put in place in relation to these third parties will be effective to protect us and/or the relevant personal information from the risks associated with the third-party storage, transmission and other processing of such information. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses, and does not guarantee that we will be able to anticipate, detect, investigate, remediate or recover from cybersecurity incidents and attacks or avoid a material adverse impact to our IT Systems, data or business.

Actual or perceived breaches of our security measures, those of third-parties or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary, personal, sensitive or confidential information about us, our partners, our customers or third parties have exposed, and, in the future, could expose us and other affected parties to a risk of loss or misuse of this information, resulting in litigation (including class actions) and potential liability, paying damages, regulatory inquiries, investigations or actions, damage to our brand and reputation or other serious harm to our business. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons. Complying with the numerous and complex regulations in the event of a data security breach could be expensive and difficult, and failure to comply with these regulations could subject us to regulatory

Corsair Gaming, Inc. | 2023 Form 10-K | 25

scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions may seriously harm our business.

We are currently subject to U.S. federal and state and foreign laws, regulations and industry standards relating to data privacy and security, and our failure or perceived failure to comply as well as actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.

In connection with certain of our products, we collect information related to our gamers and creators. This information is increasingly subject to an ever-evolving patchwork of legislation, regulations and industry standards in numerous jurisdictions around the world. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction and other processing. The U.S. and foreign governments and agencies may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, transmission, destruction or other processing of personal data and other information. As such, and because various jurisdictions have different laws and regulations concerning the use, storage, transmission and other processing of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter, potentially requiring additional investment in resources for compliance programs, and impacting business operations and availability of previously useful data.

For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.

In addition, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain information about individuals. For example, the CCPA gives California residents rights to access, delete or correct their personal information and opt out of certain processing of personal information. Failure to comply with the CCPA creates additional risks including enforcement by the California Attorney General or the California Privacy Protection Agency, limited private rights of actions for certain data breaches and damage to reputation. Since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA have been enacted in Virginia, Colorado, Connecticut, Utah and other states. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise and there remains increased interest at the federal level as well, reflecting a trend towards more stringent data privacy legislation.

We are also subject to legislation in Europe and the U.K., such as the European Union General Data Protection Regulation (the “EU GDPR”), and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR,” and together with the EU GDPR, the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of personal information, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR has also imposed more stringent operational requirements for companies that are subject to the GDPR, including: requiring detailed disclosures about how personal information is to be collected, used and processed; demonstrating that appropriate legal bases are in place to justify data processing activities; complying with rights for data subjects with regard to their personal information (including access, erasure (the right to be “forgotten”) and portability); limitations on retention of personal information; and mandatory data breach notification requirements to regulators (and in certain cases, individuals).

The EU GDPR and UK GDPR also regulate cross-border transfers of personal information out of the EEA and the U.K. Recent legal developments in Europe have created uncertainty regarding transfers of data from the EEA and the U.K. to the U.S. and other jurisdictions. For example, in 2020, the Court of Justice of the European Union (“CJEU”) invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework (the “Privacy Shield”), under which personal information could be transferred from the EEA (and the U.K.) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In 2022, President Joe Biden signed an executive order to implement the new EU-US Data Privacy Framework, which have been effective transfer mechanisms to self-certified US entities under the framework (and the U.K. extension) since July 2023 and October 2023, respectively (“EU-US Data Privacy Protection Framework”). We rely on the newest standard contractual clauses of June 4, 2021, for our intragroup, customer and vendor agreements. Notwithstanding the above, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the enforcement landscape further develops, and supervisory authorities issue further guidance on personal information export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual

Corsair Gaming, Inc. | 2023 Form 10-K | 26

clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, operations or financial results.

We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing. For example, in the EU and the U.K. under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent U.S. and European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing proceedings by litigants and enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. In light of the complex and evolving nature of privacy laws on cookies and tracking technologies, it may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

Compliance with existing and emerging privacy and cybersecurity laws, regulations and industry standards could result in increased compliance costs and/or lead to changes in business practices and policies. While we have taken various measures to help ensure that our policies, processes and systems are in compliance with our obligations, we cannot guarantee that regulators or consumers will agree with our approach to compliance and any failure to protect the confidentiality of client information could adversely affect our reputation, lead to private litigation against us, and require additional investment in resources, impact strategies and availability of previously useful data, any of which could materially and adversely affect our business, operating results and financial condition. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

We may be adversely affected by the financial condition of retailers and distributors to whom we sell our products and may also be adversely affected by the financial condition of our competitors.

Retailers and distributors of consumer electronics products have, from time to time, experienced significant fluctuations in their businesses and some of them have become insolvent. A retailer or distributor experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. Moreover, if one of our distributors or retailer customers experiences financial distress or bankruptcy, they may be required to liquidate their inventory of our products, or similar products that compete with our products, at reduced prices, which can result in substantial over-supply and reduced demand for our products over the short term. If any of these circumstances were to occur, it could seriously harm our business.

Likewise, our competitors may from time to time experience similar financial difficulties or may elect to terminate their sales of certain products. If any of our competitors experience financial distress or bankruptcy and are forced to liquidate inventory or exit a product line and disposes of inventory at reduced prices, this may also result in over-supply of and reduced demand for our products and could have a short-term adverse effect on our results of operations and financial condition.

Our online operations are subject to numerous risks that may seriously harm our business.

Our online operations, where we sell a number of products through our online stores, subject us to certain risks that could seriously harm our business, financial condition and results of operations. For example, the operation and expansion of our online stores may seriously harm our relationships with our retailers and distributors. Further, existing and future regulations and laws could impede the growth of our online operations. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and social media marketing. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our sites by gamers and creators and may result in the imposition of monetary liability.

In addition, our online stores are partially handled by a third-party ecommerce service provider. We rely on this service provider to handle, among other things, payment and processing of online sales. If the service provider does not perform these functions satisfactorily, we may find another third-party service provider or undertake such operations ourselves, but we may not be able to

Corsair Gaming, Inc. | 2023 Form 10-K | 27

successfully do either. In either case, our online sales and our customer service reputation could be adversely affected which, in turn, may seriously harm our business.

We may recognize restructuring and impairment charges in future periods, which will adversely affect our operating results and could seriously harm our business.

Depending on market and economic conditions in future periods, we may implement restructuring initiatives. As a result of these initiatives, we could incur restructuring charges, lose key personnel and experience disruptions in our operations and difficulties in delivering our products.

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of December 31, 2023, we had approximately $354.7 million of goodwill, $188.0 million of intangible assets and $74.9 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the products we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

Our future success depends to a large degree on our ability to defend the Corsair brand and product family brands such as SCUF, Elgato and iCUE from infringement and, if we are unable to protect our brand and other intellectual property, our business may be seriously harmed.

We consider the Corsair brand to be one of our most valuable assets. We also consider the Elgato, Origin, SCUF brands and iCUE proprietary technology brands. Our future success depends to a large degree upon our ability to defend the Corsair brand, proprietary technology brands and product family brands from infringement and to protect our other intellectual property. We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as nondisclosure terms to protect our intellectual property.

We hold a limited number of patents and pending patent applications. It is possible that any patent owned by us will be invalidated, deemed unenforceable, circumvented or challenged and that our pending or any future patent applications will not be granted. In addition, other intellectual property laws or our confidentiality procedures and contractual provisions may not adequately protect our intellectual property and others may independently develop similar technology, duplicate our products, or design around any intellectual property rights we may have. Any of these events may seriously harm our business.

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

We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practical or cost-effective for us to enforce our rights with respect to certain items of intellectual property fully, or at all, particularly in developing countries where the enforcement of intellectual property rights may be more difficult than in the United States. It is also possible that, given the costs of obtaining patent protection, we may choose not to seek patent protection for certain items of intellectual property that may later turn out to be important.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 28

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

Any intellectual property claims, with or without merit, can be time-consuming, expensive to litigate or settle and can divert management resources and attention. For example, in the past we have settled claims relating to infringement allegations and agreed to make royalty or license payments in connection with such settlements. An adverse determination could require that we pay damages, which could be substantial, or stop using technologies found to be in violation of a third-party’s rights and could prevent us from selling some of our products. In order to avoid these restrictions, we may have to seek a license for the technology. Any such license may not be available on reasonable terms or at all, could require us to pay significant royalties and may significantly increase our operating expenses or otherwise seriously harm our business or operating results. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense and might not be successful or, if alternative non-infringing technologies already exist, we may be required to license those technologies from third parties, which may be expensive or impossible. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to halt sales of our products incorporating the infringing technologies and may be unable to compete effectively. Any of these results may seriously harm our business.

We and our contract manufacturers may be adversely affected by seismic activity or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in the San Francisco Bay Area and the testing and packaging of most of our DRAM modules take place in our facility in Taiwan. Both locations are known to experience earthquakes from time to time, some of which have been severe. In addition, typhoons and other severe weather systems frequently affect Taiwan. Most of the third-party facilities where our products and some of the components used in our products is manufactured are located in China, Taiwan, Southeast Asia and other areas that are known for seismic activity and other natural disasters. Earthquakes in any of the foregoing areas may also result in tsunamis. We do not carry earthquake insurance. As a result, earthquakes or other natural disasters could severely disrupt our operations, either directly or as a result of their effect on third-party manufacturers and suppliers upon whom we rely and their respective supply chains and may negatively impact the ordering patterns of our customers and may seriously harm our business.

We are subject to various environmental laws, conflict mineral-related provisions of the Dodd-Frank Act and other regulations that could impose substantial costs upon us and may seriously harm our business.

Our operations, properties and the products we sell are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our products, could cause us to incur substantial costs, including clean-up costs, personal injury and property damage claims, fines and penalties, costs to redesign our products or upgrade our facilities and legal costs, or require us to curtail our operations. Environmental contamination or releases of hazardous materials may also subject us to claims of property damage or personal injury, which could result in litigation and require us to make substantial payments to satisfy adverse judgments or pay settlements. Liability under environmental laws can be joint and several and without regard to comparative fault. We also expect that our operations will be affected by new environmental laws and regulations on an ongoing basis, which will likely result in additional costs. Environmental laws and regulations could also require that we redesign our products or change how our products are made, any of which could seriously harm our business. The costs of complying with environmental laws and regulations

Corsair Gaming, Inc. | 2023 Form 10-K | 29

or the effect of any claims or liability concerning or resulting from noncompliance or environmental contamination could also seriously harm our business.

Under the Dodd-Frank Act, the SEC adopted disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. We continue to incur costs associated with complying with these requirements, such as costs related to developing internal controls for the due diligence process, determining the source of any conflict minerals used in our products, auditing the process and reporting to our customers and the SEC. In addition to the SEC regulation, the European Union, China and other jurisdictions are developing new policies focused on conflict minerals that may impact and increase the cost of our compliance program. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals. Moreover, we are likely to encounter challenges to satisfy those customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.

The U.S. federal government has issued new policies for federal procurement focused on eradicating the practice of forced labor and human trafficking. In addition, the U.K. and the State of California have issued laws that require us to disclose our policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. While we have a policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations.

Risks Related to Our Common Stock

We are controlled by a single stockholder, EagleTree, whose interests in our business may be different than yours.

As of December 31, 2023, EagleTree beneficially owned approximately 54.5% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

We are a “controlled company” within the meaning of the Nasdaq Global Select Market rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 30

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
•
changes in accounting principles;
•
the outbreak of epidemics or pandemics, such as the COVID-19 pandemic;
•
natural disasters, terrorist acts, acts of war or periods of widespread civil unrest, such as any military actions taken as a result of the war between Russia and Ukraine and the war between Israel and Hamas; and
•
changes in general market and economic conditions.

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

While our stock is available to be traded on Nasdaq, we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies and attract and retain employees using our shares as consideration.

Future sales of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based upon the number of shares outstanding as of December 31, 2023, we had

Corsair Gaming, Inc. | 2023 Form 10-K | 31

outstanding a total of 103.3 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering, in the secondary offering in January 2021 and in the primary offering in November 2022, are freely tradable, without restriction, in the public market. In addition, in July 2022, approximately 54.2 million shares of our common stock that were held by EagleTree were registered pursuant to a Registration Statement on Form S-3.

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
•
require the affirmative vote by the holders of at least two-thirds of the combined voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors (voting as a single class) in order to amend certain provisions of our certificate of incorporation or bylaws, including those provisions changing the size of the board of directors, the removal of certain directors, the availability of action by majority written consent of the stockholders or the restriction on business combinations with interested stockholders, among others; and

Corsair Gaming, Inc. | 2023 Form 10-K | 32

•
when EagleTree owns less than a majority of our outstanding common stock, require the affirmative vote by the holders of at least two-thirds of the combined voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors (voting as a single class) for any amendment, alteration, change, addition, rescission or repeal of our amended and restated certificate of incorporation.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 33

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of December 31, 2023, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 34

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

Our products are manufactured and/or assembled in China and, Taiwan, where we maintain a manufacturing facility, as well as countries in Southeast Asia, and we sell our products in many countries outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 35

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs. If these requirements divert the attention of our management and personnel from other business concerns, they could seriously harm our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Further, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares

Corsair Gaming, Inc. | 2023 Form 10-K | 36

common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We are in the process of implementing a process to oversee and identify risks from using third-party service providers, suppliers and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (“Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our CIO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Executive Officer, Chief Financial Officer, Chief Information Officer, and Vice President and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes security certifications in International Information System Security Certification Consortium (“ISC2”), Information Systems Audit and Control Association (“ISACA”) and The International Council of E-Commerce Consultants (“EC-Council”).

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our current principal executive office is located in Milpitas, California and consists of approximately 118,000 square feet of space under a lease that expires in August 2032. We also lease manufacturing and warehousing facilities in Georgia, Florida, Netherlands and Taiwan, as well as properties in various parts of the United States, Europe and Asia for our product development, sales and service support and administrative functions. Our total property leases as of December 31, 2023, which expire at various dates through August 2032, are for an aggregate of approximately 694,000 square feet (including the Milpitas headquarters lease). In addition, we have approximately 306,000 square feet of space dedicated to us in our contracts with various third-party distribution centers in California and China for additional warehouses to store our inventory.

Both our Gamer and Creator Peripherals segment and Gaming Components and Systems segment utilize substantially each of our leased facilities.

We believe that the facilities that we currently occupy are adequate for our current needs and that suitable additional space will be available, as needed, to accommodate the presently foreseeable expansion of our operations.

Corsair Gaming, Inc. | 2023 Form 10-K | 37

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

Item 4. Mine Safety Disclosures.

Not applicable.

Corsair Gaming, Inc. | 2023 Form 10-K | 38

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information of our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CRSR”.

Holders

According to the records of our transfer agent, there were 18 holders of record of our common stock on February 12, 2024. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below compares (i) the cumulative total stockholder return on our common stock from September 23, 2020 (the date our common stock commenced trading on Nasdaq Global Select Market) through December 31, 2023 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the indices on September 23, 2020 and the reinvestments of dividends, if any.

Corsair Gaming, Inc. | 2023 Form 10-K | 39

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*

Among Corsair Gaming, Inc., the NASDAQ Composite Index
and the S&P 500 Information Technology Index

$300
$250
$200
$150
$100
$50
$0
9/23/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Corsair Gaming, Inc.
NASDAQ Composite
S&P 500 Information Technology

*$100 invested on 9/23/20 in stock or 8/31/20 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Corsair Gaming, Inc. | 2023 Form 10-K | 40

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

Overview

We are a leading global provider and innovator of high-performance products for gamers and digital creators, such as streamers, Vloggers and broadcasters, many of which build their own PCs using our components. Our industry-leading gaming products help digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming products enable creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. Our solution is the most complete suite of products that address the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato streaming suite for content creators, including our Stream Deck control software, which provide unified, intuitive performance, and aesthetic control and customization across their respective product families. We also offer digital services to enhance the customer experience by integrating esports, coaching, Elgato's marketplace, customer care and extended warranty into our product offerings.

We group our products into two categories (operating segments):

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, and gaming furniture, among others.

•
Gaming Components and Systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

We are committed to continuing to grow in our current markets as well as new markets through the development of innovative technologies and by entering into new categories through organic growth or acquisition. In recent years, we have entered into several new markets, for example the cameras market for content creators and the gaming monitors market for both gamers and content creators. We continue to expand our product portfolio and in 2023, we launched 108 new products.

In July 2023, we completed the acquisition of Drop for a cash purchase consideration of approximately $13.2 million, net of $0.6 million of cash acquired. Drop, a community-based e-commerce company headquartered in San Francisco, California, specializes in customized DIY keyboards and keycaps. We expect this acquisition to give us a leading presence in the personalized keyboards market which is one of the fastest growing trends in the gaming peripheral space as well as allow us to offer specialized Corsair and Elgato products to Drop's enthusiast community. Drop's operating results are included in our Gamer and Creator Peripherals segment with effect from July 14, 2023.

Summary of Financial Results

Our net revenue was $1,459.9 million, $1,375.1 million, and $1,904.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Our gross margin was 24.7%, 21.6%, and 27.0% for the years ended December 31, 2023, 2022, and 2021, respectively. We had net income (loss) of $(2.6) million, $(54.4) million, and $101.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023 and 2022, we had cash and restricted cash, in the aggregate, of $178.6 million and $147.8 million, respectively. Net cash provided by operating activities was $89.2 million, $66.4 million, and $20.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 41

Impact of Macroeconomic Conditions. Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges including ongoing effects of geopolitical conflicts, such as the ongoing war between Russia and Ukraine, the ongoing conflict in Gaza, including the heightened tensions in the Red Sea, and any potential conflicts between China and Taiwan, supply chain constraints, uncertainty in global financial markets and the risk of a recession, inflationary trends, volatility in exchange rates, lingering impacts from the COVID-19 pandemic and evolving dynamics in the global trade environment. We also experience seasonality in the sale of our products which may be affected by general economic conditions. During 2023, we observed continued market uncertainty and inflationary pressures, however, in the second half of 2023, we have observed some recovery in the markets. In 2022, we experienced elevated industry wide inventory in our distribution channels stemming from overall demand weakness at that time, which led to us recognizing higher inventory impairment related charges in 2022 in order to rationalize our inventory levels to align with the reduced revenue in the period, however, towards the end of 2022 our inventory level began to stabilize and we exited 2023 with normalized inventory levels. These market dynamics, which we expect will continue in the short-term, have created new and different demand dynamics in our markets and have had significant impacts on our financial results.

We are exposed to fluctuations in foreign currency exchange rates. As a result of our foreign sales and operations, we have revenue, payroll and other operating expenses denominated in foreign currencies, in particular the Chinese Yuan, Euro and British Pound. Unfavorable movement in the exchange rate between the U.S. dollar and the currencies we conduct sales or operate in may negatively impact our financial results. For example, our net revenue for the year ended December 31, 2022 was in part negatively impacted by the strengthening of the U.S. dollar against the Euro and the British Pound. Conversely, the weakening of the U.S. dollar against the Euro and the British Pound in 2023 contributed partially to the increase in our net revenue for the year ended December 31, 2023 and we saw our sales to the EMEA region increased by approximately 26% in 2023 compared to 2022.

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

Impact of Industry Trends. Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. This trend, which has accelerated in the past few years experienced a setback in 2022 primarily due to challenging macroeconomic conditions and the ongoing war between Russia and Ukraine. While the gaming peripherals market showed signs of recovery in 2023 in North America and Europe, the streaming market has yet to recover to pre-2022 levels. As and when it does, we believe that we are well positioned to serve this market with best-in-class tools for content creation. We expect the overall gaming market to enter a new growth phase in 2024 as we enter a refresh cycle from the surge of consumer spending that occurred during the COVID-19 pandemic. Specifically, the video gaming industry is experiencing a significant shift and we believe is poised for continued growth and innovation. The convergence of quality content, console availability, favorable regulatory developments, and the expanded implementation of AI are driving such growth and innovation.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, which in turn drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce, sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers. During 2023, we experienced overall demand increase for our gaming components and systems products primarily driven by the self-built PC market expansion from the increase in availability of new and reasonably priced GPUs and CPUs as well as the release of new game titles. In 2024, we will be mid-cycle for new GPU platforms and do not expect a similar increase in demand driven by these new GPU platforms until the next substantial GPU launch which is likely to impact 2025.

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant

Corsair Gaming, Inc. | 2023 Form 10-K | 42

portion of our net revenue, with e-retailer Amazon accounting for 30.7%, 26.0%, and 26.7% of our net revenue for 2023, 2022, and 2021, respectively, and sales to our ten largest customers accounting for approximately 55.4%, 52.3%, and 51.7% of our net revenue for the same periods, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as train or boat, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue was favorably impacted by the release of 108 new products in 2023. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends. We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and have been impacted, for example, in 2020 and 2021, and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, shifts in customer behavior and the continuing impacts of the COVID-19 pandemic.

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

Components of our Operating Results

Net Revenue

We generate materially all of our net revenue from the sale of gamer and creator peripherals and gaming components and systems to retailers, including e-retailers, gamers and distributors worldwide. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 43

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

Interest Expense

Interest expense consists of interest associated with our debt financing arrangements, including our revolving line of credit, amortization of debt issuance costs and debt discounts, and loss from debt extinguishment, consisting of the write-off of unamortized debt discount and fees associated with the 2021 refinancing of our term loan.

Interest Income

Interest income consists of interest earned on interest-bearing accounts.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in foreign currencies, net fair value gains and losses from our foreign currency forward contracts, and the impairment loss on available-for-sale security.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2023, compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 27, 2023.

Corsair Gaming, Inc. | 2023 Form 10-K | 44

The following tables set forth the components of our consolidated statements of operations, in dollars and as a percentage of total net revenue, for each of the periods presented.

	Years Ended December 31,
	2023	2022

	(in thousands)
Net revenue	$1,459,875	$1,375,098
Cost of revenue	1,099,612	1,078,466
Gross profit	360,263	296,632
Operating expenses:
Sales, general and administrative	285,313	284,932
Product development	65,261	66,493
Total operating expenses	350,574	351,425
Operating income (loss)	9,689	(54,793)
Other (expense) income:
Interest expense	(17,420)	(9,560)
Interest income	6,839	374
Other (expense) income, net	(2,587)	213
Total other expense, net	(13,168)	(8,973)
Loss before income taxes	(3,479)	(63,766)
Income tax benefit	2,442	9,820
Net loss	(1,037)	(53,946)
Less: Net income attributable to noncontrolling interest	1,553	442
Net loss attributable to Corsair Gaming, Inc.	$(2,590)	$(54,388)

	Years Ended December 31,
	2023	2022

Net revenue	100.0%	100.0%
Cost of revenue	75.3	78.4
Gross profit	24.7	21.6
Operating expenses:
Sales, general and administrative	19.5	20.7
Product development	4.5	4.8
Total operating expenses	24.0	25.5
Operating income (loss)	0.7	(3.9)
Other (expense) income:
Interest expense	(1.2)	(0.7)
Interest income	0.5	0.0
Other (expense) income, net	(0.2)	0.0
Total other expense, net	(0.9)	(0.7)
Loss before income taxes	(0.2)	(4.6)
Income tax benefit	0.2	0.7
Net loss	0.0	(3.9)
Less: Net income attributable to noncontrolling interest	0.1	0.0
Net loss attributable to Corsair Gaming, Inc.	(0.1)%	(3.9)%

Comparison of Years Ended December 31, 2023 and 2022

Net Revenue

	Years Ended December 31,
	2023	2022

	(in thousands)
Net revenue	$1,459,875	$1,375,098

Net revenue increased $84.8 million, or 6.2%, in 2023 as compared to 2022. The increase was due to a 13.6% increase in sales for our Gaming Components and Systems segment, which was partially offset by a 9.8% decrease in sales for our Gamer and Creator Peripherals segment.

Corsair Gaming, Inc. | 2023 Form 10-K | 45

Overall, the demand was higher for most of our components and systems products in 2023 primarily driven by the expansion of self-built PC market due to the increase in availability of new and reasonably priced GPUs and CPUs as well as the release of new game titles. The decrease in demand for our peripherals products was primarily due to the challenging macroeconomic environment, and also due in part to the pricing pressure in 2023 as our competitors tried to clear their excess inventory in the distribution channels through heavy discounting.

Gross Profit and Gross Margin

	Years Ended December 31,
	2023	2022

	(in thousands, except percentages)
Gross profit	$360,263	$296,632
Gross margin	24.7%	21.6%

Gross margin increased by 3.1% in 2023 as compared to 2022 primarily due to an improvement in product costs from suppliers, lower freight costs and lower inventory impairment and related charges in 2023 as compared to 2022 due to inventory levels normalizing in 2023, and the introduction of new higher margin products.

We expect our gross margin will continue to improve in 2024 primarily due to an expected improved product mix with more sales of our higher margin products in the Gamer and Creator Peripherals segment and lower planned promotional activities.

Sales, General and Administrative (SG&A)

	Years Ended December 31,
	2023	2022

	(in thousands)
Sales, general and administrative	$285,313	$284,932

SG&A expenses increased $0.4 million, or 0.1%, in 2023 as compared to 2022. The increase was primarily due to higher personnel-related costs and higher legal expenses, partially offset by lower outbound freight costs, and lower amortization of capitalized cloud computing arrangements implementation costs.

Product Development

	Years Ended December 31,
	2023	2022

	(in thousands)
Product development	$65,261	$66,493

Product development expenses decreased $1.2 million, or 1.9%, in 2023 as compared to 2022. The decrease was primarily due to lower contractors and outsourcing costs and lower amortization of intangible assets.

Interest Expense, Interest Income and Other (Expense) Income, Net

	Years Ended December 31,
	2023	2022

	(in thousands)
Interest expense	$(17,420)	$(9,560)
Interest income	6,839	374
Other (expense) income, net	(2,587)	213

Interest expense increased $7.9 million, or 82.2%, in 2023 as compared to 2022 primarily due to higher interest rates on our Term Loan.

Interest income increased $6.5 million, or 1728.6%, in 2023 as compared to 2022 primarily due to a higher cash deposit balance in 2023 resulting from the proceeds from our underwritten public offering in the fourth quarter of 2022, and, to a lesser extent, due to higher interest rates in 2023.

Other (expense) income, net relates primarily to the gains and losses resulting from the impact of foreign exchange rate changes on our cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies in our subsidiaries, as well as the net fair value gain and loss related to our foreign currency forward contracts. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan. The change in other income (expense), net in 2023 as compared to 2022 was primarily due to the impact from the depreciation of the U.S. dollar against the Euro and British Pound, which was offset partially by the impairment loss incurred in 2022 on our available-for-sale security.

Corsair Gaming, Inc. | 2023 Form 10-K | 46

Income Tax (Expense) Benefit

	Years Ended December 31,
	2023	2022

	(in thousands, except percentages)
Loss before income taxes	$(3,479)	$(63,766)
Income tax benefit	2,442	9,820
Effective tax rate	70.2%	15.4%

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

Our effective tax rates were tax benefit of 70.2% and 15.4% for 2023 and 2022, respectively. The increase in our effective rate was primarily due to the generation of foreign tax credits from foreign income under Subpart F regime, as well as other types of tax credits, which were partially offset by the write-off of certain deferred tax assets mainly due to the deduction limitation under Section 162(m) of the Internal Revenue Code on some of our stock-based compensation expense.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Years Ended December 31,
	2023		2022

Gamer and Creator Peripherals Segment	$394,881	27.0%	$437,817	31.8%
Gaming Components and Systems Segment
Memory Products	517,416	35.5	504,589	36.7
Other Component Products	547,578	37.5	432,692	31.5
	1,064,994	73.0	937,281	68.2
Total Net Revenue	$1,459,875	100.0%	$1,375,098	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment decreased $42.9 million, or 9.8%, in 2023 as compared to 2022 primarily due to demand softness across a majority of products in this segment driven mainly by a challenging macroeconomic environment, including the adverse impacts from the war between Russia and Ukraine and inflationary pressure on consumer spending. The decrease in revenue was also due in part to a more competitive pricing environment in 2023 as our competitors tried to clear their excess inventory in the distribution channels through heavy discounting.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment increased $127.7 million, or 13.6% in 2023 as compared to 2022 due to increases in sales in nearly all product categories, driven mainly by the strong self-built PC market activity triggered by the launch of new, reasonably priced GPUs and CPUs that were readily available and the release of new game titles.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Years Ended December 31,
	2023		2022

Gamer and Creator Peripherals Segment	$132,982	33.7%	$125,079	28.6%
Gaming Components and Systems Segment
Memory Products	77,436	15.0	75,236	14.9
Other Component Products	149,845	27.4	96,317	22.3
	227,281	21.3	171,553	18.3
Total Gross Profit	$360,263	24.7%	$296,632	21.6%

Corsair Gaming, Inc. | 2023 Form 10-K | 47

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased 5.1% in 2023 as compared to 2022 primarily due to lower product costs from suppliers, lower freight costs, and lower inventory impairment and related charges, as well as the introduction of new higher margin products, such as the Elgato Facecam Pro.

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment increased 3.0% in 2023 as compared to 2022 primarily due an improved product mix with more sales from the higher margin products, lower product costs from suppliers, lower inventory impairment and related charges and lower freight costs and tariffs. These positive impacts to gross margin were partially offset by higher promotional activities in 2023.

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

As of December 31, 2023, we had cash and restricted cash, in aggregate of $178.6 million, including $23.2 million held by our foreign subsidiaries. Amounts held outside of the United States are generally utilized to support our non-U.S. liquidity needs. Repatriations of amounts held outside the United States generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at December 31, 2023, supplemented with the borrowings under our revolving credit facility will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all. Our liquidity is subject to various risks including the risks identified in the section titled “Risk Factors” in Item 1A and market risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A, each of which is incorporated herein by reference.

Liquidity

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022

Net cash provided by (used in):
Operating activities	$89,153	$66,389
Investing activities	(26,981)	(47,034)
Financing activities	(37,387)	72,609

Corsair Gaming, Inc. | 2023 Form 10-K | 48

Cash Flows from Operating Activities

Net cash provided by operating activities was $89.2 million for 2023 and consisted of non-cash adjustments of $79.5 million and a net cash inflow of $10.7 million from changes in our net operating assets and liabilities, offset partially by a net loss of $1.0 million. The non-cash adjustments consisted primarily of depreciation and amortization and stock-based compensation expense, which were partially offset by changes in deferred income taxes. The net cash inflow from changes in our net operating assets and liabilities was primarily related to an increase in accounts payable mainly due to timing of payments and purchases. These cash inflows were partially offset by an increase in inventory purchases and account receivables driven by increase in revenue in 2023.

Net cash provided by operating activities was $66.4 million for 2022 and consisted of non-cash adjustments of $58.8 million and a net cash inflow of $61.5 million from changes in our net operating assets and liabilities, offset partially by a net loss of $53.9 million. The non-cash adjustments consisted primarily of depreciation and amortization and stock-based compensation expense, which were partially offset by changes in deferred income taxes. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a decrease in inventory purchases and decrease in account receivables. These cash inflows were partially offset by a decrease in accounts payable mainly due to timing of payments and purchases as well as a decrease in the accrual for sales returns, customer incentives, freight costs and bonus expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $27.0 million for 2023 and consisted of $14.2 million for the Drop acquisition (net of cash acquired), and $12.8 million capital expenditure, primarily for equipment and software.

Cash used in investing activities was $47.0 million for 2022 and consisted of $26.3 million capital expenditure including renovation and furnishing of our headquarters in Milpitas, California, as well as purchases of equipment and software, $19.5 million for the iDisplay acquisition (net of cash acquired), and $1.0 million for the investment in an available-for-sale convertible note.

Cash Flows from Financing Activities

Net cash used in financing activities was $37.4 million for 2023 and consisted primarily of $41.0 million repayment of debt, $1.4 million payment of taxes related to net share settlement of equity awards, and $1.0 million payment of dividends to noncontrolling interest. These cash outflows were partially offset by proceeds received from the issuance of shares through the employee equity incentive plans of $7.4 million. We did not borrow from our revolving credit facility in 2023.

Net cash provided by financing activities was $72.6 million for 2022 and consisted primarily of $81.7 million net proceeds from the issuance of common stock in connection with our underwritten public offering in the fourth quarter of 2022 pursuant to the 2022 Shelf Registration Statement, and $7.0 million proceeds received from the issuance of shares through our employee equity incentive plans. These cash inflows were partially offset by $9.5 million repayment of debt and debt issuance costs, $4.3 million payment of dividends to noncontrolling interest, and $1.5 million payment of taxes related to net share settlement of equity awards. During 2022, we also borrowed $701.5 million from our revolving credit facility to fund our operations, and the full amount was repaid in 2022.

Capital Resources

Credit Agreement (Term Loan and Revolving Credit Facility)

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement. The new Credit Agreement provides for a total commitment of $350.0 million, consisting of a $100.0 million revolving credit facility and a $250.0 million term loan facility.

The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $34.1 million and $3.8 million of the Term Loan principal in the years ended December 31, 2023 and 2022, respectively.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 49

On June 30, 2022, we entered into a First Amendment of the Credit Agreement (“First Amendment”) which, among other changes, resulted in the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) being utilized as a replacement rate for LIBOR. Consequently, following the First Amendment, the Term Loan and Revolving Facility will each bear interest at our election at either (a) BSBY plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. In addition, pursuant to the First Amendment, the maximum permitted Consolidated Total Net Leverage Ratio was also amended to increase to 3.50 to 1.00 between the quarters ending September 30, 2022 through and including March 31, 2023, and such ratio will revert to 3.00 to 1.00 from the quarter ended June 30, 2023 and each quarter thereafter; provided, that upon the occurrence of a Qualified Acquisition (as defined in the Credit Agreement), such ratio can be increased to 3.50 to 1.00 temporarily provided all the requirements set forth in the Credit Agreement are met. Additionally, the commitment fee on the unused portion of the Revolving Facility was amended to range from 0.2% to 0.4% based on our total net leverage ratio.

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

As of December 31, 2023, we were not in default under the Credit Agreement. As of December 31, 2023, the total principal outstanding of the Term Loan was $199.0 million and the available and uncommitted capacity under the Revolving Credit Facility was $100 million.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$226,470	$25,092	$201,378	$—	$—
Inventory-related purchase obligations (2)	117,682	117,682	—	—	—
Operating lease obligations (3)	56,460	10,201	15,621	12,425	18,213
Other purchase obligations (4)	9,495	9,142	353	—	—
Total	$410,107	$162,117	$217,352	$12,425	$18,213
(1)
Amounts represent the principal cash payments as of December 31, 2023, of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8 “Debt” to our consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of December 31, 2023, we had $2.6 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 50

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

Interest Rate Risk

As of December 31, 2023, we had cash and restricted cash of $178.6 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of December 31, 2023, under the Credit Agreement, we had a $199.0 million Term Loan outstanding (face value), and the Term Loan bears variable market interest rates, primarily BSBY. A significant change in these market interest rates may adversely affect our operating results. As of December 31, 2023, a hypothetical 100 basis point change in interest rates would result in a change to interest expense for the next twelve months by approximately $2.2 million.

Foreign Currency Risk

Approximately 18.2% of our net revenue in 2023 was denominated in foreign currencies, primarily Euro and GBP. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The

Corsair Gaming, Inc. | 2023 Form 10-K | 51

outstanding notional principal amount was $44.3 million and $23.4 million as of December 31, 2023 and 2022, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(2.8) million, $1.0 million, and $(5.8) million, for the years ended December 31, 2023, 2022, and 2021, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $1.9 million in our consolidated financial statements for the year ended December 31, 2023.

Corsair Gaming, Inc. | 2023 Form 10-K | 52

Item 8. Financial Statements and Supplementary Data.

Corsair Gaming, Inc. | 2023 Form 10-K | 53

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Corsair Gaming, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corsair Gaming, Inc and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 54

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

Transaction price in contracts with customers

As discussed in Note 2 to the consolidated financial statements, the transaction price received by the Company from sales to distributors and retailers is net of variable consideration that may include product returns and customer incentives. Estimates of expected future product returns are recorded based on historical return rates, among other factors. Customer incentive programs, including accrual estimates, are based on incentive terms communicated to customers, actual sales data, historical experience, forecasted incentives, anticipated volume of future purchases, and inventory levels in the channel. The amounts recorded for accrued reserves for sales returns and accrued reserves for customer incentive programs were $36.8 million and $41.1 million, respectively, as of December 31, 2023.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the transaction price, including controls related to estimating variable consideration related to product returns and customer incentives. We evaluated the historical return rates by assessing the historical relationship between sales and returns, considering the effect of external market conditions obtained from peer company data and market publications. We evaluated the length of time between when a sale occurs and a return is processed by comparing (1) the return date obtained from return claims from customers to (2) the estimated date the sale occurred obtained from supporting documentation. We evaluated the reliability of data used to determine certain accrued reserves for customer incentive programs by (a) selecting a sample of incentives recorded during the year and (1) comparing the key inputs to correspondence with customers and customer agreements, and (2) recalculating the total incentive amount and comparing it to the incentive recorded; and (b) selecting a sample of claims recorded during the year and comparing them to correspondence with customers and to the incentive recorded.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

San Francisco, California
February 27, 2024

Corsair Gaming, Inc. | 2023 Form 10-K | 55

Corsair Gaming, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021

Net revenue	$1,459,875	$1,375,098	$1,904,060
Cost of revenue	1,099,612	1,078,466	1,390,206
Gross profit	360,263	296,632	513,854
Operating expenses:
Sales, general and administrative	285,313	284,932	315,672
Product development	65,261	66,493	60,288
Total operating expenses	350,574	351,425	375,960
Operating income (loss)	9,689	(54,793)	137,894
Other (expense) income:
Interest expense	(17,420)	(9,560)	(17,673)
Interest income	6,839	374	—
Other (expense) income, net	(2,587)	213	(5,661)
Total other expense, net	(13,168)	(8,973)	(23,334)
Income (loss) before income taxes	(3,479)	(63,766)	114,560
Income tax benefit (expense)	2,442	9,820	(13,600)
Net income (loss)	(1,037)	(53,946)	100,960
Less: Net income attributable to noncontrolling interest	1,553	442	—
Net income (loss) attributable to Corsair Gaming, Inc.	$(2,590)	$(54,388)	$100,960

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net income (loss) attributable to Corsair Gaming, Inc.	$(2,590)	$(54,388)	$100,960
Change in redemption value of redeemable noncontrolling interest	5,777	(6,536)	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$3,187	$(60,924)	$100,960

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$0.03	$(0.63)	$1.08
Diluted	$0.03	$(0.63)	$1.01
Weighted-average common shares outstanding:
Basic	102,482	96,280	93,260
Diluted	106,276	96,280	100,004

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2023 Form 10-K | 56

Corsair Gaming, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2023	2022	2021
\
Net income (loss)	$(1,037)	$(53,946)	$100,960
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $(6), $344 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively	3,535	(7,067)	(1,482)
Unrealized foreign exchange gain (loss) from long-term intercompany loans, net of tax benefit (expense) of $(319), $182 and $76 for the years ended December 31, 2023, 2022, and 2021, respectively	(128)	(150)	(385)
Comprehensive income (loss)	2,370	(61,163)	99,093
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,566	(234)	—
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$804	$(60,929)	$99,093

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2023 Form 10-K | 57

Corsair Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2023	2022

Assets
Current assets:
Cash	$175,620	$151,180
Restricted cash	2,705	2,647
Accounts receivable, net	253,268	235,656
Inventories	240,172	192,717
Prepaid expenses and other current assets	39,824	40,593
Total current assets	711,589	622,793
Restricted cash, noncurrent	239	233
Property and equipment, net	32,212	34,927
Goodwill	354,705	347,747
Intangible assets, net	188,009	216,255
Other assets	70,709	75,290
Total assets	$1,357,463	$1,297,245
Liabilities
Current liabilities:
Debt maturing within one year, net	$12,190	$6,495
Accounts payable	239,957	172,033
Other liabilities and accrued expenses	166,340	164,470
Total current liabilities	418,487	342,998
Long-term debt, net	186,006	232,170
Deferred tax liabilities	17,395	18,054
Other liabilities, noncurrent	41,595	48,589
Total liabilities	663,483	641,811
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interest	15,937	21,367
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of December 30, 2023 and 2022, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 103,255 and 101,385 shares issued and outstanding as of December 31, 2023 and 2022, respectively	10	10
Additional paid-in capital	630,642	593,486
Retained earnings	40,410	37,223
Accumulated other comprehensive loss	(3,487)	(6,881)
Total Corsair Gaming, Inc. stockholders’ equity	667,575	623,838
Nonredeemable noncontrolling interest	10,468	10,229
Total permanent equity	678,043	634,067
Total liabilities, temporary equity and permanent equity	$1,357,463	$1,297,245

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2023 Form 10-K | 58

Corsair Gaming, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Equity

Balance as of December 31, 2020	91,935	$9	$438,667	$(2,813)	$1,527	$437,390	$—	$437,390
Net income	—	—	—	100,960	—	100,960	—	100,960
Other comprehensive loss	—	—	—	—	(1,867)	(1,867)	—	(1,867)
Issuance of common stock in connection with employee equity incentive plans	2,590	—	14,872	—	—	14,872	—	14,872
Shares withheld related to net share settlement	(15)	—	(417)	—	—	(417)	—	(417)
Stock-based compensation	—	—	17,242	—	—	17,242	—	17,242
Balance as of December 31, 2021	94,510	9	470,364	98,147	(340)	568,180	—	568,180
Net income (loss)	—	—	—	(54,388)	—	(54,388)	181	(54,207)
Other comprehensive loss	—	—	—	—	(6,541)	(6,541)	(276)	(6,817)
Issuance of common stock in relation to public offering, net of underwriting discounts, commissions and other offering costs	5,045	1	80,861	—	—	80,862	—	80,862
Issuance of common stock in relation to business acquisition	690	—	14,504	—	—	14,504	—	14,504
Noncontrolling interest from business combination	—	—	—	—	—	—	12,084	12,084
Change in redemption value of redeemable noncontrolling interest	—	—	—	(6,536)	—	(6,536)	—	(6,536)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,760)	(1,760)
Issuance of common stock in connection with employee equity incentive plans	1,221	—	7,015	—	—	7,015	—	7,015
Shares withheld related to net share settlement	(81)	—	(1,512)	—	—	(1,512)	—	(1,512)
Stock-based compensation	—	—	22,254	—	—	22,254	—	22,254
Balance as of December 31, 2022	101,385	10	593,486	37,223	(6,881)	623,838	10,229	634,067
Net income (loss)	—	—	—	(2,590)	—	(2,590)	635	(1,955)
Other comprehensive income	—	—	—	—	3,394	3,394	4	3,398
Change in redemption value of redeemable noncontrolling interest	—	—	—	5,777	—	5,777	—	5,777
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(400)	(400)
Issuance of common stock in connection with employee equity incentive plans	1,960	—	7,449	—	—	7,449	—	7,449
Shares withheld related to net share settlement	(90)	—	(1,409)	—	—	(1,409)	—	(1,409)
Stock-based compensation	—	—	31,116	—	—	31,116	—	31,116
Balance as of December 31, 2023	103,255	$10	$630,642	$40,410	$(3,487)	$667,575	$10,468	$678,043

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2023 Form 10-K | 59

Corsair Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,037)	$(53,946)	$100,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	30,873	22,158	17,235
Depreciation	12,210	10,728	10,300
Amortization	38,488	42,795	34,794
Debt issuance costs amortization	679	398	1,458
Loss on debt extinguishment	—	—	4,868
Deferred income taxes	(6,332)	(21,736)	(11,962)
Other	3,584	4,469	3,291
Changes in operating assets and liabilities:
Accounts receivable	(17,686)	55,845	444
Inventories	(39,470)	111,288	(71,316)
Prepaid expenses and other assets	1,902	1,268	(13,177)
Accounts payable	62,150	(65,928)	(63,722)
Other liabilities and accrued expenses	3,792	(40,950)	7,019
Net cash provided by operating activities	89,153	66,389	20,192
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,220)	(19,534)	(4,846)
Payment of deferred and contingent consideration	—	(185)	(4,721)
Purchase of property and equipment	(12,761)	(26,315)	(10,974)
Investment in available-for-sale convertible note	—	(1,000)	—
Net cash used in investing activities	(26,981)	(47,034)	(20,541)
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	—	248,513
Repayment of debt and debt issuance costs	(41,000)	(9,483)	(328,392)
Borrowings from line of credit	—	701,500	63,500
Repayment of line of credit	—	(701,500)	(63,500)
Proceeds from public offering, net of underwriting discounts and commissions	—	81,655	—
Payment of other offering costs	(497)	(296)	—
Proceeds from issuance of shares through employee equity incentive plans	7,449	7,015	14,872
Payment of taxes related to net share settlement of equity awards	(1,409)	(1,532)	(397)
Dividend paid to noncontrolling interest	(980)	(4,312)	—
Payment of contingent consideration	(950)	(438)	—
Net cash provided by (used in) financing activities	(37,387)	72,609	(65,404)
Effect of exchange rate changes on cash	(281)	(3,284)	(2,435)
Net increase (decrease) in cash and restricted cash	24,504	88,680	(68,188)
Cash and restricted cash at the beginning of the year	154,060	65,380	133,568
Cash and restricted cash at the end of the year	$178,564	$154,060	$65,380
Supplemental cash flow disclosures:
Cash paid for interest	$16,772	$9,019	$11,267
Cash paid for income taxes, net	7,375	14,221	41,243
Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,420	$4,985	$2,122
Issuance of common stock relating to business acquisition	—	14,505	—
Receivable for business acquisition purchase price adjustment	1,041	—	—
Deferred purchase consideration related to business acquisitions	—	—	202

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2023 Form 10-K | 60

Corsair Gaming, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Description of Business

Corsair Gaming, Inc., a Delaware corporation, together with its subsidiaries (collectively, “Corsair” the “Company”, “we”, “us”, or “our”), is a global provider and innovator of high-performance products for gamers and digital creators, many of which build their own PCs using our components.

Corsair is organized into two reportable segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, and gaming furniture, among others.
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

On January 1, 2022, we completed the acquisition of a 51% ownership stake in Elgato iDisplay Holdings LTD. and its related companies (together “iDisplay”). (See Note 5, “Business Combination - iDisplay Acquisition” for more information). We have determined that iDisplay does not qualify as a VIE and Corsair has a controlling financial interest in iDisplay under the VOE model and therefore, iDisplay is fully consolidated with Corsair with effect from January 1, 2022.

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

Revenue Recognition

We determine revenue recognition through the following five-step approach:

Corsair Gaming, Inc. | 2023 Form 10-K | 61

•
identification of the contract, or contracts, with the customer
•
identification of the performance obligations in the contract
•
determination of the transaction price
•
allocation of the transaction price to the performance obligations in the contract, and
•
recognition of revenue when, or as the performance obligation is fulfilled.

Revenue is recognized when performance obligations are satisfied under the terms of the contracts, and control of the products is transferred to the customers in an amount that reflects the consideration we expect to receive from the customers in exchange for those products or services.

Our products are primarily sold through a network of distributors and retailers, including e-retailers, and to a lesser extent direct to consumers. We primarily sell hardware products, which may include embedded software that function together, and are considered as one performance obligation. Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer which generally occurs upon shipment or delivery to customer. We report revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as other liabilities and accrued expenses until remitted to the relevant government authority.

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

During the years ended December 31, 2023 and 2022, we did not recognize any material revenue adjustments related to performance obligations satisfied in prior periods as a result of changes in estimated variable consideration. Because the majority of the performance obligations in our contracts with customers relate to contracts with a duration of less than one year, we have elected

Corsair Gaming, Inc. | 2023 Form 10-K | 62

to apply the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

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

Distribution Costs

Distribution costs, recorded as a component of sales, general and administrative expenses, include the costs to operate two of our distribution hubs internally and the costs paid to third-party logistics providers to operate our other four distribution hubs. Distribution costs also include the costs of shipping products to customers through third party carriers. Amounts billed to customers for shipping and handling of products are recorded in net revenue. We do not consider distribution costs to be part of the costs to bring our products to the finished condition and therefore record such distribution costs as sales, general and administrative expense rather than in cost of revenue.

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

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales, general and administrative expense in the consolidated statements of operations. Advertising and promotion expenses were $21.2 million, $17.3 million, and $19.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

We have two reportable segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, and gaming furniture, among others.
•
Gaming Components and Systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

Corsair Gaming, Inc. | 2023 Form 10-K | 63

Our CODM is determined to be Corsair’s Chief Executive Officer. The results of the reportable segments are derived directly from our reporting system and are based on the methods of internal reporting which are not necessarily in conformity with GAAP. The segmental net revenue and gross profit are used to evaluate the performance of, and allocate resources to, each of the segments.

Cash and Restricted Cash

Total restricted cash was $2.9 million as of December 31, 2023 and 2022. The restricted cash serves as collateral for certain bank guarantees, customer deposits and security deposits.

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

Due from Factor

On September 29, 2022, one of our fully consolidated subsidiaries entered into an accounts receivable factoring agreement (“Factoring Agreement”) with a third-party financial institution (“Factor”). The Factoring Agreement was terminated on October 2, 2023 and we no longer sell our customers' receivables to the Factor. The outstanding balance of $0.3 million due from Factor as of December 31, 2023 was subsequently collected in January 2024.

Transactions under the Factoring Agreement were accounted for as sales of accounts receivable, and the receivables sold were removed from the consolidated balance sheet at the time of the sales transaction. During the years ended December 31, 2023 and 2022, we sold receivables of $244.0 million and $175.1 million to the Factor, respectively, and we also received cash proceeds of $334.1 million and $83.4 million from the Factor, respectively. The proceeds received from the sales of accounts receivable were classified as an operating cash flow in the consolidated statement of cash flows. The cost of factoring was included in sales, general and administrative expenses in our consolidated statements of operations and the amounts incurred in the years ended December 31, 2023 and 2022 were immaterial.

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist principally of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with various high-quality financial institutions with investment-grade ratings and we have not experienced any losses.

We sell a significant portion of our products through third-party distributors and resellers and, as a result, maintain individually significant receivable balances with such customers. As of December 31, 2023, two customers represented 42.9% and 18.5% of our accounts receivable, net balance, respectively. As of December 31, 2022, the Factor and one other customer represented 38.6% and 23.4% of our accounts receivable, net balance, respectively.

One customer represented 30.7%, 26.0% and 26.7% of our consolidated net revenue for the years ended December 31, 2023, 2022 and 2021. No other customer represented 10% or more of our consolidated net revenue for these periods.

Inventories

Inventories primarily consist of finished goods and to a lesser extent component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at lower of cost and net realizable value using the weighted average cost method of accounting. On a quarterly basis, we assess the valuation of inventory balances to determine what inventory, if any, for which the cost exceeds the net realizable value. We may be required to write down the value of inventory if estimates of future demand and market conditions indicate estimated excess or obsolete inventory.

In 2022, we experienced a buildup of excess inventory in the distribution channels as the demand from our customers was negatively impacted, primarily due to unfavorable macroeconomic conditions and also because more entertainment options became available as a result of the easing of COVID-19 shelter-in-place restrictions. However, towards the end of 2022, our inventory level began to stabilize through our concerted effort to normalize the inventory balance. We recognized inventory impairment related charges of $11.5 million, $25.5 million, and $7.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Corsair Gaming, Inc. | 2023 Form 10-K | 64

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

Capitalized cloud computing arrangements (“CCA”) implementation costs

We incur costs to implement CCAs that are hosted by third-party vendors. Implementation costs incurred during the development stage are capitalized until the software of the hosting arrangement is substantially complete and ready for its intended use. The costs are amortized on a straight-line basis over the term of the associated hosting arrangements. Total capitalized CCA implementation costs, net of amortization, were $6.4 million and $5.2 million as of December 31, 2023 and 2022, respectively, and are included in "Prepaid expenses and other current assets" and "Other assets" on our consolidated balance sheets. Amortization of capitalized CCA implementation costs is included in the same line item in our consolidated statements of operations as the expense for fees for the associated hosting arrangement. Amortization expense was not material for the years ended December 31, 2023, 2022 and 2021.

Leases

Our lease portfolio consists primarily of real estate facilities for manufacturing, distribution, warehousing and office use purposes under operating leases.

We determine if an arrangement is or contains a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the lease consideration in the contracts over the lease term. We do not record leases with an initial term of 12 months or less on our consolidated balance sheets but continue to record rent expense on a straight-line basis over the lease term. Certain of our lease agreements include options to extend or renew the lease terms. Such options are excluded from the ROU assets and lease liabilities unless they are reasonably certain to be exercised. We account for the lease and non-lease components as a single lease component. Operating lease expense is recognized on a straight-line basis over the lease term.

We apply the incremental borrowing rate in determining the present value of the lease consideration, as our leases do not provide an implicit rate. Our incremental borrowing rate is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we do not frequently borrow on a collateralized basis, we consider a combination of factors to determine our incremental borrowing rate, including our credit worthiness, adjusted to approximate a collateralized rating, observable market yield curves, and the U.S. and foreign currency risk-free rates.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 65

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

For the 2023 annual impairment test, we elected to perform the qualitative assessment for both goodwill and indefinite-lived intangible assets and determined that an impairment was not more likely than not for both assets and no further analysis was required. We have not recorded any impairment charges related to goodwill or indefinite-lived intangible assets for any prior periods.

Intangible Assets with finite-lives and Long-Lived Assets

Our intangible assets with finite lives principally include acquired technology, patents, tradenames, customer relationships and non-compete agreements. The assets are carried at cost and amortized using a straight-line method over the estimated economic lives of the assets. Amortization expense related to patents and supplier relationship are included in cost of revenues. Amortization expense related to developed technology is included in product development costs. Amortization expense related to customer relationships and trade name are included in sales, general and administrative costs.

Our long-lived assets are primarily comprised of operating lease ROU assets, property and equipment and capitalized CCA implementation costs.

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

Warranty Reserve

All of our products are covered by warranty to be free from defects in material and workmanship for periods generally ranging from six months to ten years, and for life for memory products. Our warranty does not provide a service beyond assuring that the product complies with agreed-upon specifications. At the time of sale, an estimate of future warranty costs is recorded as a component of cost of revenue and a warranty liability is recorded for estimated costs to satisfy the warranty obligation. The estimate of the costs to fulfill our warranty obligations is based on historical experience and expectations of future costs to repair or replace.

Corsair Gaming, Inc. | 2023 Form 10-K | 66

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

Monetary assets or liabilities denominated in currencies other than the functional currency are remeasured using exchange rates prevailing on the balance sheet date. Foreign currency remeasurement gains and (losses), net is included in other (expense) income, net in the consolidated statements of operations and the amounts were $(1.2) million, $(1.4) million and $(6.3) million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts do not include the change in fair value of our foreign currency forward contracts. Refer to Note 4, Derivative Financial Instruments for more information on our hedging instruments.

Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded as a component of accumulated other comprehensive income (loss).

Noncontrolling Interest

We have included both redeemable noncontrolling interest and noncontrolling interest in our consolidated balance sheet in connection with our consolidation of the 51% ownership of iDisplay.

Redeemable noncontrolling interest that is redeemable and not solely within our control is classified within temporary equity in the consolidated balance sheets. Redeemable noncontrolling interest is measured at the greater of the redemption value (calculated based on the formula stipulated in the Shareholders Agreement between the iDisplay seller and Corsair and including the amounts for dividends not currently declared or paid, for which the payment is not solely within our control), or the carrying value before giving effect to the redemption feature. The redemption value is remeasured each quarter and changes in the value are recognized immediately. Any resulting change in the value of the redeemable noncontrolling interest is recognized through retained earnings and this adjustment also impacts the net income or loss attributable to common stockholders of Corsair Gaming, Inc used in the net income (loss) per share calculation. (See Note 12 “Net Income (Loss) Per Share” and Note 17 “Redeemable Noncontrolling Interest” for more information).

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

Corsair Gaming, Inc. | 2023 Form 10-K | 67

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosure. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. The ASU will be effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. This ASU will likely result in us including the additional required disclosures, when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ended December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ended December 31, 2025.

3. Fair Value Measurement

The balances of our financial assets that were measured at fair value on a recurring basis as of December 31, 2023 and 2022 were not material. The following tables summarize the balances of our financial liabilities (in thousands) that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Foreign currency forward contracts(1)	$—	$690	$—	$690
Total liabilities	$—	$690	$—	$690

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Deferred cash consideration in connection with a business acquisition—SCUF(2)	$—	$—	$954	$954
Foreign currency forward contracts(1)	—	484	—	484
Total liabilities	$—	$484	$954	$1,438

(1)
The fair values of the forward contracts were based on similar exchange traded derivatives and the related asset or liability is included within Level 2 of the fair value hierarchy.
(2)
In December 2019, one of our subsidiaries entered into an Agreement and Plan of Merger with Scuf Holdings, Inc. and its subsidiaries (collectively, “SCUF”) and acquired 100% of their equity interests (the “SCUF Acquisition”). The fair value of the SCUF contingent consideration was determined based on the estimates of acquired tax benefits owed to SCUF’s sellers according to the merger agreement, and these estimates represent a level 3 fair value measurement. The $1.0 million liability as of December 31, 2022 was finalized and this amount was paid in 2023.

4. Derivative Financial Instruments

From time to time, we enter into derivative instruments such as foreign currency forward contracts, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated assets and liabilities. The derivative instruments are recorded at fair value in prepaid expenses and other current assets or other liabilities and accrued expenses on the consolidated balance sheets. We do not designate such instruments as hedges for accounting purposes; accordingly, changes in the value of these contracts are recognized in each reporting period in other (expense) income, net in the consolidated statements of operations. We do not enter into derivative instruments for trading purposes.

Corsair Gaming, Inc. | 2023 Form 10-K | 68

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $44.3 million and $23.4 million as of December 31, 2023 and 2022, respectively. The net fair value gain (loss) recognized in other (expense) income, net in relation to these derivative instruments was $(1.6) million, $2.4 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

5. Business Combinations

Drop Acquisition

On July 14, 2023 (the “Acquisition Date”), we completed the acquisition of the assets and business of Massdrop Inc. (“Drop”), including the assumption of trade payables and certain accrued liabilities (the “Drop Acquisition”) for a cash purchase consideration of approximately $14.2 million, net of $0.6 million of cash acquired. On January 29, 2024, in connection with a joint release letter executed between us and Drop's seller, we received a refund of $1.0 million from the escrow funds in relation to the purchase price adjustment for net working capital. With this refund, total purchase consideration, net of cash acquired, decreased to $13.2 million.

Drop, a community-based e-commerce company headquartered in San Francisco, California, specializes in customized DIY keyboards and keycaps. We expect this acquisition to give Corsair a leading presence in the personalized keyboards market which is one of the fastest growing trends in the gaming peripheral space as well as allow us to offer specialized Corsair and Elgato products to the enthusiast community that Drop is engaged with. Drop’s results of operations are included in our consolidated statements of operations with effect from July 14, 2023.

The Drop Acquisition was accounted for as a business combination under the acquisition method of accounting. The fair values assigned to assets acquired and liabilities assumed are based on management's best estimates and assumptions. Our purchase accounting is preliminary as of the date of this Annual Report on Form 10-K, pending finalization of the completeness of certain acquired assets and assumed liabilities. We expect to finalize the purchase accounting as soon as practicable, but not later than one year from the Acquisition Date, and do not expect material purchase accounting adjustments in future periods.

The following table summarizes the preliminary allocation of the Drop Acquisition purchase consideration (including the $1.0 million purchase price adjustment) to the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Amounts

Accounts receivable	$135
Inventories	7,739
Prepaid and other assets	856
Property and equipment	109
Identifiable intangible assets	9,160
Goodwill	5,987
Accounts payable	(7,165)
Accrued liabilities	(3,642)
Purchase consideration, net of cash acquired	$13,179

The fair value of certain working capital related items, including accounts receivable, prepaid and other assets, accounts payable and accrued liabilities, as well as the fair value of property and equipment approximated their book values at the Acquisition Date. The fair value of the inventories was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Acquisition Date was $2.0 million, and $1.5 million has been recognized in cost of revenue in the consolidated statements of operations for the year ended December 31, 2023 upon the sale of the acquired inventory.

The goodwill of $6.0 million represents the expansion of our market presence by utilizing Drop's strength in direct consumer reach as well as the ability to expand the customizable keyboard and keycap market. The goodwill is deductible for tax purposes and is assigned to our Gaming Peripherals reporting unit.

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

The acquisition-related costs are included in sales, general and administrative expenses in our consolidated statements of operations and the amounts incurred in 2023 were not material.

Corsair Gaming, Inc. | 2023 Form 10-K | 69

Unaudited Pro Forma Financial Information

Pro forma financial information is not included because the effects of the Drop Acquisition were not material to our consolidated statements of operations for the periods presented.

iDisplay Acquisition

On January 1, 2022 (the “Closing” or “Closing Date”), we completed the acquisition of a 51% ownership stake in iDisplay (the “iDisplay Acquisition”), a leader in electronic development and design specializing in display technology, headquartered in Taiwan.

The fair value consideration for iDisplay was $36.4 million, including $21.9 million in cash and the issuance of 690,333 shares of our common stock with a fair value of $14.5 million at Closing Date. The consideration was reduced for the effective 51% settlement of a pre-existing contractual accounts payable balance owed to iDisplay of $3.5 million. The iDisplay Acquisition has allowed us to direct the development and integration of iDisplay’s display-based touch-screen technologies into our products for gamers and creators. iDisplay’s results of operations are fully consolidated with Corsair with effect from January 1, 2022.

The acquisition-related costs incurred in 2022 were not material. There were no additional acquisition-related costs incurred after 2022.

The seller of iDisplay (the “iDisplay Seller”) has retained a 49% noncontrolling interest in iDisplay. Under the Shareholders Agreement between Corsair and the iDisplay Seller, a put option was provided to the iDisplay Seller and a call option was provided to Corsair for the option to transfer (i) 14% ownership interest in iDisplay to Corsair upon the first anniversary of the Closing and (ii) an additional 15% of ownership interest in iDisplay to Corsair upon the second anniversary of the Closing. Both put and call options expire on January 1, 2025. The exercise price of the put option and the call option is based on multiples of iDisplay’s trailing twelve-month earnings before interest, income tax, depreciation and amortization (“TTM EBITDA”) less any debt. The 29% noncontrolling interest subject to the put option is considered a redeemable noncontrolling interest (“RNCI”). See Note 2, “Summary of Significant Accounting Policies – Noncontrolling Interest” and Note 17, “Redeemable Noncontrolling Interest” for more information regarding such RNCI.

The fair value of the 49% noncontrolling interest was estimated to be $29.6 million at Closing Date. The control premium was based on an analysis considering similar market transactions involving control premiums, as well as factors specific to iDisplay, including its significant customer concentration.

Subsequent to the iDisplay Acquisition Closing Date, we recorded measurement period adjustments which increased goodwill by $1.0 million and decreased identifiable intangible assets and deferred liabilities by $1.1 million and $0.1 million, respectively. The final allocation of the iDisplay Acquisition purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date was as follows (in thousands):

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

Corsair Gaming, Inc. | 2023 Form 10-K | 70

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

The goodwill recognized for the iDisplay Acquisition, which is the excess of the purchase consideration over the fair value of the identifiable intangible assets and the net tangible assets and liabilities acquired, has been estimated to be $33.0 million, of which $29.3 million and $3.7 million are assigned to our Gaming Peripherals reporting unit and Gaming Components reporting unit, respectively. We believe goodwill represents the strengthening of our supply chain with display-based touch-screen technologies into our products for gamers and creators, and the ability to design and generate new technologies to enhance the features of our products.

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

6. Goodwill and Intangible Assets

Goodwill

We have four reporting units: Gaming Peripherals, Gaming Components, Gaming Memory and Gaming Systems. The Gamer and Creator Peripherals segment includes the Gaming Peripherals reporting unit. The Gaming Components and Systems segment includes the Gaming Components, Gaming Memory and Gaming Systems reporting units.

Corsair Gaming, Inc. | 2023 Form 10-K | 71

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

December 31, 2021	$145,310	$171,744	$317,054
Addition from business acquisition	3,485	28,486	31,971
Measurement period adjustments	235	782	1,017
Effect of foreign currency exchange rates	(99)	(2,196)	(2,295)
December 31, 2022	148,931	198,816	347,747
Addition from business acquisition	—	7,007	7,007
Purchase price adjustment	—	(1,041)	(1,041)
Measurement period adjustments	—	21	21
Effect of foreign currency exchange rates	5	966	971
December 31, 2023	$148,936	$205,769	$354,705

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$47,221	$21,206	$26,015	$53,726	$24,088	$29,638
Trade name	34,114	9,060	25,054	29,735	6,802	22,933
Customer relationships	218,453	138,800	79,653	218,542	116,919	101,623
Patent	34,781	17,031	17,750	33,198	11,764	21,434
Supplier relationship	6,136	2,045	4,091	6,129	1,021	5,108
Total finite-life intangibles	340,705	188,142	152,563	341,330	160,594	180,736
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	16	—	16	89	—	89
Total intangible assets	$376,151	$188,142	$188,009	$376,849	$160,594	$216,255

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

Amortization expense of intangible assets was recognized in our consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Cost of revenue	$5,842	$6,376	$4,860
Sales, general and administrative	24,496	24,401	24,611
Product development	8,150	9,120	5,323
Total amortization of intangible assets	$38,488	$39,897	$34,794

The estimated future amortization expense of intangible assets as of December 31, 2023 is as follows (in thousands):

Amounts

2024	$38,071
2025	37,700
2026	34,394
2027	24,721
2028	4,388
Thereafter	13,289
Total	$152,563

Corsair Gaming, Inc. | 2023 Form 10-K | 72

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	December 31,
	2023	2022

Cash	$175,620	$151,180
Restricted cash—short term	2,705	2,647
Restricted cash—noncurrent	239	233
Total cash and restricted cash	$178,564	$154,060

Accounts receivable	$254,433	$145,380
Due from Factor	283	91,061
Allowance for doubtful accounts	(1,448)	(785)
Accounts receivable, net	$253,268	$235,656

Raw materials	$64,576	$49,926
Work in progress	5,204	4,171
Finished goods	170,392	138,620
Inventories	$240,172	$192,717

Manufacturing equipment	$28,168	$28,993
Leasehold improvements	19,789	18,903
Computer equipment, software and office equipment	16,083	16,205
Furniture and fixtures	3,825	3,277
Total property and equipment	$67,865	$67,378
Less: Accumulated depreciation and amortization	(35,653)	(32,451)
Property and equipment, net	$32,212	$34,927

Right-of-use assets	$36,324	$45,175
Deferred tax asset	27,749	23,569
Other	6,636	6,546
Other assets	$70,709	$75,290

Accrued reserves for customer incentive programs	$41,148	$58,621
Accrued reserves for sales returns	36,822	27,199
Accrued payroll and related expenses	17,989	10,511
Accrued freight expenses	13,553	12,486
Sales and use tax and value-added tax payable	10,652	9,376
Operating lease liabilities, current	9,721	11,051
Contract liabilities	7,442	6,259
Accrued warranty	7,155	3,685
Income tax payable	3,653	5,322
Other	18,205	19,960
Other liabilities and accrued expenses	$166,340	$164,470

Operating lease liabilities, noncurrent	$38,587	$45,457
Other	3,008	3,132
Other liabilities, noncurrent	$41,595	$48,589

Corsair Gaming, Inc. | 2023 Form 10-K | 73

8. Debt

Our debt consisted of the following (in thousands):

	December 31,
	2023	2022
X
Term Loan (variable rate) due September 2026	$199,000	$240,000
Debt discount and issuance cost, net of amortization	(804)	(1,335)
Total debt	198,196	238,665
Less: debt maturing within one year, net	12,190	6,495
Long-term debt, net	$186,006	$232,170

First Lien Credit and Guaranty Agreement (Extinguished in 2021)

In August 2017, we entered into a syndicated First Lien Credit and Guaranty Agreement (“First Lien”) with various financial institutions, initially providing a $235 million term loan (“First Lien Term Loan”) and subsequently increased by $240 million, in aggregate, primarily to fund various business acquisitions and operational needs. In September 2021, the outstanding balance of the First Lien Term Loan of $248.5 million was fully prepaid with the proceeds from the Term Loan (defined below), and as a result, all obligations and covenants thereunder were terminated.

Credit Agreement

On September 3, 2021, we entered into a Credit Agreement (as amended, the “Credit Agreement”) which provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. In the years ended December 31, 2023 and 2022, we prepaid $34.1 million and $3.8 million of the Term Loan principal, respectively.

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

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature. The financial covenants include the maintenance of a maximum Consolidated Total Net Leverage Ratio of 3.00 to 1.00 and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (as defined in the Credit Agreement). The Credit Agreement also includes events of default customary for facilities of this nature and upon the occurrence of such events of default, among other things, all outstanding amounts under the Credit Agreement may be accelerated and/or the lenders’ commitments terminated. In addition, upon the occurrence of certain events of default, the interest on the Term loan and Revolving Facility can be increased by 2.0%.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

On June 30, 2022, we entered into a First Amendment of the Credit Agreement (“First Amendment”), which among other changes resulted in the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) being utilized as a replacement rate for LIBOR. Consequently, following the First Amendment, the Term Loan and Revolving Facility will each bear interest at the Company’s election at either (a) BSBY plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. In addition, pursuant to the First Amendment, the maximum permitted Consolidated Total Net Leverage Ratio was also amended to increase to 3.50 to 1.00 between the quarters ending September 30, 2022 through and including March 31, 2023, and such ratio was to revert to 3.00 to 1.00 from the quarter ended June 30, 2023 and each quarter thereafter, provided that, upon the occurrence of a Qualified Acquisition (as defined in the Credit Agreement), such ratio can be increased to 3.50 to 1.00 temporarily provided all the requirements set forth in the Credit Agreement are met. Additionally, the commitment fee on the unused portion of the Revolving Facility was amended to range from 0.2% to 0.4% based on our total net leverage ratio.

Corsair Gaming, Inc. | 2023 Form 10-K | 74

On September 29, 2022, we entered into an accounts receivable Factoring Agreement with a Factor. See Note 2, “Summary of Significant Accounting Policies – Accounts Receivable, Net” for balances receivable under the Factoring Agreement. In connection with the Factoring Agreement, we also entered into (i) a Second Amendment (“Second Amendment”) to the Credit Agreement to permit the transactions contemplated by the Factoring Agreement and (ii) an Assignment of Factoring Proceeds and Intercreditor Agreement with the Factor and the administrative agent under the Credit Agreement to establish the respective rights of the Factor and the Credit Agreement Agent in and to the related factoring collateral.

On November 28, 2022, we entered into a Third Amendment (“Third Amendment”) to the Credit Agreement that provides for, among other things, (i) a decrease in the required minimum Consolidated Interest Coverage Ratio to 2.50 to 1.00 for the quarters ending on and after March 31, 2023 through and including December 31, 2023, (ii) an increase in the maximum permitted Consolidated Total Net Leverage Ratio to 3.75 to 1.00 for the quarters ending December 31, 2022 and March 31, 2023, stepping down to 3.50 to 1.00 for the quarter ending June 30, 2023, and 3.25 to 1.00 for the quarters ending September 30, 2023 and December 31, 2023, and (iii) a modified pricing grid providing for an increased margin (ranging from 1.50% per annum to 3.25% per annum for loans bearing interest at the BSBY rate, and 0.50% per annum to 2.25% per annum for loans bearing interest at the base rate, in each case depending on the Company’s total net leverage ratio) for the period of December 31, 2022 through December 31, 2023. Additionally, the commitment fee on the unused portion of the Revolving Facility was amended to range from 0.25% to 0.5% based on our total net leverage ratio, for the period of December 31, 2022 through December 31, 2023. According to the provision in the Third Amendment, with effect from January 1, 2024, the aforementioned amended terms will revert back to the terms as amended by the First Amendment, including the permitted minimum Consolidated Interest Coverage Ratio, the permitted maximum Consolidated Total Net Leverage Ratio, the interest rate margin and the commitment fee on the unused portion of the Revolving Facility.

The First, Second and Third Amendment were all accounted for as debt modifications.

As of December 31, 2023, we were not in default under the Credit Agreement.

As of December 31, 2023 and December 31, 2022, we had $100.0 million unused capacity under the Revolving Facility.

As of December 31, 2023 and December 31, 2022, the carrying value of our Term Loan was $198.2 million and $238.7 million, respectively. The estimated fair value of the Term Loan as of December 31, 2023, which we have classified as a Level 2 financial instrument, was approximately $197.6 million.

The effective interest rate inclusive of the debt discount and debt issuance costs for the Term Loan was approximately 7.4%, 3.3% and 1.4% for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021

First Lien Credit and Guaranty Agreement:
Contractual interest expense for term loan	$—	$—	$9,818
Amortization of debt discount and issuance cost	—	—	1,343
Loss on debt extinguishment	—	—	4,904
Credit Agreement:
Contractual interest expense for term loan	16,362	7,818	1,113
Contractual interest expense for revolving facility	—	1,141	53
Amortization of debt discount and issuance cost	679	398	115
Other	379	203	327
Total interest expense	$17,420	$9,560	$17,673

The future principal payments under our total long-term debt as of December 31, 2023 are as follows (in thousands):

Amounts

2024	$12,500
2025	12,500
2026	174,000
2027	—
2028	—
Total debt	$199,000

Corsair Gaming, Inc. | 2023 Form 10-K | 75

9. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	December 31,
	2023	2022

Beginning of the period	$3,685	$5,656
Warranty provision related to products shipped	9,097	4,349
Deductions for warranty claims processed	(5,627)	(6,320)
End of period	$7,155	$3,685

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (“ERP”) system and the related support services. The total long-term non-cancelable purchase commitments as of December 31, 2023 was as follows (in thousands):

Amounts
x
2024	$1,127
2025	353
2026	—
2027	—
2028	—
Thereafter	—
Total	$1,480

Our total non-cancelable long-term purchase commitments outstanding as of December 31, 2022 was $3.8 million.

Letters of Credit

There were no letters of credit outstanding as of December 31, 2023 and 2022, respectively. No amounts have been drawn upon the letters of credit for the years ended December 31, 2023, 2022 and 2021.

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

10. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of December 31, 2023 and 2022.

Corsair Gaming, Inc. | 2023 Form 10-K | 76

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

During the year ended December 31, 2023, there were no shares issued pursuant to the 2022 Shelf Registration Statement. As of December 31, 2023, $216.7 million remained available for issuance under the 2022 Shelf Registration Statement.

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

Under the 2020 Plan, the number of shares of common stock reserved for issuance is subject to automatic evergreen increases annually on the first day of each year beginning in 2021 through 2030, by an amount equal to the lesser of 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by our Board. The 2020 Plan reserve also includes any shares under the 2017 Plan and the 2020 Plan that may become available for issuance if the award terminates without the delivery of shares or if shares are tendered to satisfy the exercise price or tax withholding obligation with respect of the award. As of December 31, 2023, there were 10,048,642 shares reserved for future issuance under the 2020 Plan.

All stock options under the 2017 Plan and the 2020 Plan are issued at exercise prices not less than the fair market value on the date of grant. RSUs have no exercise price. Both stock options and RSUs vest over a period of time as determined by the Board, generally four to five years. Stock options expire ten years from date of grant.

Employee Stock Purchase Plan

In September 2020, we adopted the 2020 Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to allow eligible employees to purchase shares of our common stock with their accumulated payroll deductions. Our ESPP offering periods are generally six months. On each purchase date which falls on the last date of each offering period, plan participants can purchase shares of common stock at a price per share equal to 85 % of the lesser of the closing price per share of our common stock on the enrollment date or on the purchase date.

Under the ESPP plan, the number of shares reserved for issuance is subject to automatic increases annually on the first day of each year beginning in 2021 through 2030, by an amount equal to the lesser of 1% of the total outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by our Board, provided that no more than 20,000,000 shares may be issued under the plan. As of December 31, 2023, there were 3,280,529 shares reserved for future issuance under the ESPP.

Corsair Gaming, Inc. | 2023 Form 10-K | 77

Stock Options Activities

The following table summarizes the stock option activities and related information for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	9,210,022	$11.34	6.5	$51,384
Granted	2,020,245	18.08
Exercised	(1,018,117)	5.75
Forfeited/cancelled	(442,136)	16.01
Outstanding as of December 31, 2023	9,770,014	$13.10	6.2	$45,260
Vested and exercisable as of December 31, 2023	6,231,611	$10.25	5.0	$41,948

The weighted-average grant date fair value per share for stock options granted in years ended December 31, 2023, 2022 and 2021 was $8.71, $8.70 and $16.77, respectively. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $11.8 million, $7.7 million and $66.0 million, respectively.

RSU Activities

The following table summarizes the RSU activities and related information for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2022	1,631,974	$22.04
Granted	1,203,302	17.42
Vested	(802,572)	20.72
Forfeited/cancelled	(175,239)	21.19
Outstanding as of December 31, 2023	1,857,465	$19.70

The weighted-average grant date fair value per share for RSUs granted in years ended December 31, 2023, 2022 and 2021 was $17.42, $18.63 and $34.78, respectively. The total fair value of RSUs vested in the years ended December 31, 2023, 2022 and 2021 was $13.2 million, $4.5 million and $1.4 million, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation expense by line item in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2023	2022	2021

Cost of revenue	$2,094	$1,458	$1,006
Sales, general and administrative	24,838	17,695	13,772
Product development	3,941	3,018	2,457
Stock-based compensation expense, net of amounts capitalized (1)	$30,873	$22,171	$17,235
Income tax benefits related to stock-based compensation expense	$2,725	$700	$6,796
(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	December 31, 2023
	Unrecognized Expense	Remaining weighted average period (In years)

RSUs	$29,130	2.6
Stock Options	24,590	2.4
ESPP	165	0.1
Total unrecognized stock-based compensation expense	$53,885

Corsair Gaming, Inc. | 2023 Form 10-K | 78

Valuation Assumptions

We estimate the fair value of the stock options at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions and values:

	Years Ended December 31,
	2023	2022	2021

Expected term (years)	6.00	6.05	6.01
Expected volatility	43.2% - 44.5%	43.6% - 48.1%	43.1% - 47.0%
Dividend yield	—	—	—
Risk-free interest rate	3.85% - 4.61%	1.67% - 2.93%	0.05% - 1.34%

We estimate the fair value of the shares under the ESPP at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions and inputs:

	Years Ended December 31,
	2023	2022	2021

Expected term (years)	0.50 - 0.64	0.50	0.50
Expected volatility	41.0% - 47.8%	38.7% - 54.5%	43.2% - 45.1%
Dividend yield	—	—	—
Risk-free interest rate	4.77% - 5.45%	0.19% - 2.52%	0.05% - 0.09%

Each of the inputs to the Black-Scholes-Merton pricing model, as discussed below, is subjective and generally requires significant judgment and estimation by management.

Expected Term—Due to lack of sufficient historical exercise data, the expected term was initially estimated based on the simplified method by taking the average of an option's vesting period and the contractual life. Starting from September 2023, the expected term is estimated based on our historical exercise data.

Expected Volatility—Due to lack of sufficient trading history, the expected volatility was initially derived from the historical stock volatilities of comparable public companies within our industry. Starting in 2023, the expected volatility is estimated using the average volatility of our common stock and the stocks of comparable public companies within our industry.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock-based awards.

Expected Dividend Rate—The expected dividend is zero as we do not anticipate paying any dividends on our common stock in the foreseeable future.

12. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021

Numerator
Net income (loss)	$(1,037)	$(53,946)	$100,960
Less: Net income attributable to noncontrolling interest	1,553	442	—
Net income (loss) attributable to Corsair Gaming, Inc.	(2,590)	(54,388)	100,960
Change in redemption value of redeemable noncontrolling interest	5,777	(6,536)	—
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$3,187	$(60,924)	$100,960
Denominator
Basic weighted-average shares outstanding	102,482	96,280	93,260
Effect of dilutive securities	3,794	—	6,744
Total diluted weighted-average shares outstanding	106,276	96,280	100,004

Net income (loss) per share attributable to common stockholders of Corsair Gaming, inc.
Basic	$0.03	$(0.63)	$1.08
Diluted	$0.03	$(0.63)	$1.01

Anti-dilutive potential common shares (1)	5,304	10,908	927

Corsair Gaming, Inc. | 2023 Form 10-K | 79

(1)
Potential common share equivalents were not included in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

13. Income Taxes

Income (loss) before income tax consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021

Domestic	$(21,833)	$(28,195)	$26,889
Foreign	18,354	(35,571)	87,671
Income (loss) before income tax	$(3,479)	$(63,766)	$114,560

Income tax benefit (expense) consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021

U.S. federal taxes:
Current	$624	$(5,528)	$(3,723)
Deferred	4,235	9,037	4,805
U.S state taxes:
Current	(477)	(792)	(968)
Deferred	863	1,168	3,855
Foreign taxes:
Current	(4,037)	(5,596)	(20,871)
Deferred	1,234	11,531	3,302
Income tax benefit (expense)	$2,442	$9,820	$(13,600)

The income tax benefit (expense) differs from the amount computed by applying the U.S. federal statutory rate of 21% to income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Provision at federal statutory rate	$731	$13,391	$(24,058)
State taxes	116	1,914	(3,033)
Foreign rate differential	(413)	(4,117)	3,149
Taxes on foreign operations	4,210	557	8,595
Research and development credits	1,151	1,830	2,586
Tax impact from entity dissolution	—	(2,808)	—
Change in valuation allowance	41	2,711	4,171
Change in tax rate on deferred tax assets	—	—	(1,507)
Section 162(m) limitation	(1,529)	(1,259)	(665)
Deferred tax assets adjustments	(1,242)	—	—
Other	(623)	(2,399)	(2,838)
Income tax benefit (expense)	$2,442	$9,820	$(13,600)

The major drivers for the change in tax benefit (expense) in 2023 as compared to 2022 were the generation of foreign tax credits due to foreign income under Subpart F regime as well as other types of tax credits, which were partially offset by the write-off of certain deferred tax assets mainly due to the deduction limitation under Section 162(m) of the Internal Revenue Code on some of our stock-based compensation expense.

The major drivers for the change in tax benefit (expense) in 2022 as compared to 2021 were the decrease in excess tax benefits from stock-based compensation because of a lower volume of options exercised by employees due to the decline in our stock price in 2022, and the change in the mix of income and losses in the various tax jurisdictions in which we operate.

We were not subject to any tax holidays or tax holiday terminations subject to disclosure during these periods that impacted earnings per share.

Corsair Gaming, Inc. | 2023 Form 10-K | 80

Components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2023	2022

Deferred tax assets:
Accrued expenses and reserves	$14,270	$16,842
Stock-based compensation	4,821	3,800
NOL and capital losses	4,821	8,755
Capitalized research expenditures	23,063	13,788
Tax credits	1,102	1,301
Uniform capitalization	1,389	549
Foreign currency translation adjustments	1,362	771
Other	311	350
Total deferred tax assets	51,139	46,156
Less: Valuation allowance	(1,285)	(1,327)
Deferred tax liabilities:
Intangible assets	(34,460)	(39,314)
Depreciation & amortization	(5,040)	—
Net deferred tax assets	$10,354	$5,515

We have established a valuation allowance of $1.3 million each as of December 31, 2023 and 2022, against our net deferred tax assets. We determine valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The $1.3 million valuation allowance balance as of December 31, 2023 was established against the deferred tax asset related to foreign tax credits of $1.0 million and the remainder $0.3 million was against the deferred tax asset related to the NOL from our China operations.

As of December 31, 2023, we had net operating loss carry forwards for federal, state and foreign tax purposes of $1.1 million, $37.4 million, and $10.2 million, respectively. The federal, state and foreign net operating losses will begin to expire starting in 2037, 2030, and 2028, respectively. As defined under Internal Revenue Code Section 382, certain tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017. In August 2017, we acquired the interests of the operating subsidiaries from Corsair Components (Cayman) Ltd. We do not expect our tax attributes to be materially affected by the annual limitation.

Changes in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Beginning balance	$3,606	$3,757	$1,216
Tax position related to current year
Increase	317	312	690
Decrease	—	—	—
Tax position related to prior year
Increase	1	—	1,851
Decrease	(386)	(463)	—
	$3,538	$3,606	$3,757

All of these unrecognized tax benefits will favorably impact our effective tax rate in future periods to the extent benefits are recognized. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

We did not recognize significant expense for interest and penalties related to uncertain tax positions for the years ended December 31, 2023, 2022 and 2021. We file income tax returns with the U.S. federal government, various U.S. states and foreign jurisdictions including Canada, China, France, Germany, Hong Kong, Japan, Luxembourg, Netherlands, Singapore, Slovenia, Taiwan, United Kingdom and Vietnam. Our tax returns in the U.S., various U.S. states and foreign jurisdictions remain open to examination from 2013 to 2022.

Corsair Gaming, Inc. | 2023 Form 10-K | 81

14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2023	2022

Accumulated foreign currency translation loss, net of tax	$(2,910)	$(6,445)
Unrealized foreign exchange loss from long-term intercompany loans, net of tax	(1,240)	(1,112)
Total accumulated other comprehensive loss	(4,150)	(7,557)
Less: Accumulated other comprehensive loss attributable to noncontrolling interest	(663)	(676)
Total accumulated other comprehensive loss attributable to Corsair Gaming, Inc.	$(3,487)	$(6,881)

15. Segment and Geographic Information

The table below summarizes the financial information for each reportable segment (in thousands):

	Years Ended December 31,
	2023	2022	2021

Net revenue
Gamer and Creator Peripherals	$394,881	$437,817	$647,202
Gaming Components and Systems	1,064,994	937,281	1,256,858
Total net revenue	$1,459,875	$1,375,098	$1,904,060

Gross Profit
Gamer and Creator Peripherals	$132,982	$125,079	$224,920
Gaming Components and Systems	227,281	171,553	288,934
Total gross profit	$360,263	$296,632	$513,854

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Years Ended December 31,
	2023	2022	2021

Americas	$751,069	$724,114	$841,653
Europe and Middle East	512,161	405,642	735,151
Asia Pacific	196,645	245,342	327,256
Total net revenue	$1,459,875	$1,375,098	$1,904,060

Revenues from sales to customers in the United States represented 45%, 45% and 38% for the years ended December 31, 2023, 2022 and 2021, respectively. No other single country represented 10% or more of total net revenue during these periods.

Our long-lived assets consist of property and equipment, net and operating lease right-of-use assets, which are summarized by geographic area as follows (in thousands):

	December 31,
	2023	2022

United States	$46,969	$58,673
China	7,103	7,932
Other countries	14,464	13,497
Total long-lived assets	$68,536	$80,102

16. Leases

Our lease portfolio consists primarily of real estate facilities for manufacturing, distribution, warehousing and office use purposes under operating leases.

Corsair Gaming, Inc. | 2023 Form 10-K | 82

The components of lease expenses were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Operating lease expense	$12,887	$13,519	$13,048
Variable lease expense	7,540	8,758	9,636
Total lease expense	$20,427	$22,277	$22,684

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Cash paid for amounts included in the measurement of operating lease liabilities	$13,433	$10,614	$10,466
Right-of-use assets recognized in exchange for operating lease obligations	1,604	5,819	36,689

As of December 31, 2023, our operating leases had a weighted average remaining lease term of 7.0 years and a weighted average discount rate of 4.4%. As of December 31, 2022, our operating leases had a weighted average remaining lease term of 7.1 years and a weighted average discount rate of 4.1%.

The following table summarizes the maturity of operating lease liabilities as of December 31, 2023 (in thousands):

Amounts

2024	$10,201
2025	8,697
2026	6,924
2027	6,333
2028	6,092
Thereafter	18,213
Total future lease payments	56,460
Less: Imputed interest	(8,152)
Present value of operating lease liabilities	$48,308

17. Redeemable Noncontrolling Interest (“RNCI”)

Under the Shareholders Agreement between Corsair and the iDisplay Seller a put option was provided to the iDisplay Seller to transfer to Corsair (i) 14% of their ownership interest in iDisplay upon the first anniversary of the Closing Date of the iDisplay Acquisition, and (ii) an additional 15% of their ownership interest in iDisplay upon the second anniversary of the Closing Date. The put option will expire after January 1, 2025. As of December 31, 2023, the iDisplay Seller has not exercised the put option for the transfer of the first 14% of their ownership interest to Corsair.

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

The following table presents the changes in RNCI for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022

Balance at beginning of period	$21,367	$—
Initial carrying amount estimated at iDisplay's Closing Date	—	17,522
Share of net income	918	261
Share of other comprehensive income (loss)	9	(400)
Dividend paid	(580)	(2,552)
Change in redemption value (1)	(5,777)	6,536
Balance at end of period	$15,937	$21,367

Corsair Gaming, Inc. | 2023 Form 10-K | 83

(1)
These amounts represent increases or (decreases) in redemption value over the carrying value for the respective periods. These amounts were recorded as an offset to retained earnings impacting the net income (loss) used in the calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc. for these periods.

18. Related-Party Transactions

We have a management services agreement with our majority owner in which the majority owner provides management, consulting and advisory services to us. Such services are provided without charge, other than for the reimbursement of travel and out-of-pocket expense as set forth in the management services agreement. Total travel and out-of-pocket expenses incurred were $147 thousand, $23 thousand and nil for the years ended December 31, 2023, 2022 and 2021, respectively. The amount owed to the majority owner for such expenses was $35 thousand and $23 thousand as of December 31, 2023 and 2022, respectively.

Corsair Gaming, Inc. | 2023 Form 10-K | 84

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On December 7, 2023, Andrew J. Paul, Chief Executive Officer and member of the board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 750,000 shares of the Company’s common stock until December 31, 2024.

On November 30, 2023, Michael G. Potter, Chief Financial Officer, modified a Rule 10b5-1 trading arrangement, originally adopted on June 16, 2023, to change the amount of shares to be sold under the plan and timing of sales under the plan. The modified trading arrangement (the “Potter Trading Plan”) is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to 200,000 shares of the Company’s common stock subject to options granted pursuant to the Company’s equity incentive plan, as well as shares of common stock subject to restricted stock units (“RSUs”) also granted pursuant to the Company’s equity incentive plan, in amounts and prices determined in accordance with formulae set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and December 31, 2024. The number of shares of common stock subject to RSUs previously granted to Mr. Potter (the “RSU Shares”) to be sold pursuant to the Potter Trading Plan vest at various dates between December 1, 2023 and August 15, 2024. As a result, the aggregate number of RSU Shares that will be sold under the Potter Trading Plan is not yet determinable, because each of the planned sale amounts is equal to a certain percentage of the shares underlying the RSU award, that have vested pursuant to the RSU award terms, net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.

Corsair Gaming, Inc. | 2023 Form 10-K | 85

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

Corsair Gaming, Inc. | 2023 Form 10-K | 86

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item that is found in our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders, or the Proxy Statement, is incorporated herein by reference to our Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Corsair Gaming, Inc. | 2023 Form 10-K | 87

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

3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Number	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	September 25, 2020	3.1

3.2	Amended and Restated Bylaws.	8‑K	September 25, 2020	3.2

4.1	Form of Stock Certificate.	S-1/A	September 18, 2020	4.2

4.2	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	March 11, 2021	4.3

4.3	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	November 10, 2020	4.2

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	September 14, 2020	4.4

10.1#	Form of Indemnification Agreement to be entered into between Corsair Gaming, Inc. and each of its directors and executive officers.	S-1	August 21, 2020	10.1

10.2#	Corsair Gaming, Inc. Equity Incentive Program.	S-1/A	September 18, 2020	10.2

10.2(a)#	Form of Unit Award Agreement (U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program.	S-1	August 21, 2020	10.2(a)

10.2(b)#	Form of Unit Award Agreement (Non-U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program.	S-1	August 21, 2020	10.2(b)

10.3#	2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3

10.3(a)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(a)

10.3(b)#	Form of Restricted Stock Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(b)

10.3(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(c)

10.4#	2020 Employee Stock Purchase Plan.	S-1/A	September 14, 2020	10.4

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

		S-1	August 21, 2020	10.5(b)

10.5(c)	Amendment No. 2 to First Lien Credit and Guaranty Agreement, dated as of March 29, 2018, by and among Corsair Group (Cayman), LP and	S-1	August 21, 2020	10.5(c)

Corsair Gaming, Inc. | 2023 Form 10-K | 88

	certain of its subsidiaries including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.

10.5(d)	Amendment No. 3 to First Lien Credit and Guarantee Agreement, dated as of April 27, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.12

10.5(e)	Amendment No. 4 to First Lien Credit and Guarantee Agreement, dated as of October 11, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.13

10.5(f)	Amendment No. 5 to First Lien Credit and Guarantee Agreement, dated as of December 19, 2019, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.14

10.5(g)	Amendment No. 6 to First Lien Credit and Guarantee Agreement, dated as of September 25, 2020, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	8-K	October 1, 2020	10.1

10.6#	Severance Letter Agreement, dated as July 1, 2010, by and among Corsair Memory, Inc. and Andy Paul.	S-1	August 21, 2020	10.8(a)

10.7#	Offer Letter Agreement, dated October 17, 2019, by and among Corsair Gaming Inc., and Michael Potter.	S-1	August 21, 2020	10.10

10.8(a)	Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc. and certain of its subsidiaries, Bank of America, N.A. as administrative agent, swingline lender and L/C issuer, and the other parties thereto.	10-Q	November 2, 2021	10.1

10.8(b)	First Amendment, dated as of June 30, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.	10-Q	August 4, 2022	10.1

10.8(c)	Second Amendment, dated as of September 29, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, and certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.	10-Q	November 3, 2022	10.1

10.8(d)	Third Amendment, dated as of November 28, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, and certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.	8-K/A	December 9, 2022	10.1

10.9	Lease Agreement, dated as of April 27, 2021, by and among Corsair Gaming, Inc. and Campus 237 Owner LLC.	10-K	March 1, 2022	10.17

10.10#	Form of Change in Control and Severance Agreement,	10-K	March 1, 2022	10.20

10.11#	Non-Employee Director Compensation Policy.	10-Q	August 3, 2023	10.1

21.1	List of the Registrant’s Significant Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

Corsair Gaming, Inc. | 2023 Form 10-K | 89

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).	X

31.2	Certification of Principal Financial Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).	X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	X

97.1	Policy for Recovery of Erroneously Awarded Compensation, dated October 2, 2023.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Item 16. Form 10-K Summary

None.

Corsair Gaming, Inc. | 2023 Form 10-K | 90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corsair Gaming, Inc.

Date: February 27, 2024	By:	/s/ Andrew J. Paul
Andrew J. Paul
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2024	By:	/s/ Michael G. Potter
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

Signature	Title	Date

/s/ Andrew J. Paul	Chief Executive Officer and Director	February 27, 2024
Andrew J. Paul	(Principal Executive Officer)

/s/ Thi L. La	President and Chief Operating	February 27, 2024
Thi L. La	Officer and Director

/s/ Michael G. Potter	Chief Financial Officer	February 27, 2024
Michael G. Potter	(Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Anup Bagaria	Director	February 27, 2024
Anup Bagaria

/s/ Diana Bell	Director	February 27, 2024
Diana Bell

/s/ Jason Cahilly	Director	February 27, 2024
Jason Cahilly

/s/ George L. Majoros, Jr.	Director	February 27, 2024
George L. Majoros, Jr.

/s/ Sarah M. Kim	Director	February 27, 2024
Sarah M. Kim

/s/ Stuart A. Martin	Director	February 27, 2024
Stuart A. Martin

/s/ Samuel R. Szteinbaum	Director	February 27, 2024
Samuel R. Szteinbaum

/s/ Randall J. Weisenburger	Director	February 27, 2024
Randall J. Weisenburger

Corsair Gaming, Inc. | 2023 Form 10-K | 91