Form 10-Q
period 2024-03-31
Corsair Gaming, Inc.
filed 2024-05-07
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had 103,905,563 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including, for example, general economic conditions and supply chain issues. We believe that these factors include but are not limited to those described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023

Net revenue	$337,257	$353,964
Cost of revenue	250,618	268,560
Gross profit	86,639	85,404
Operating expenses:
Sales, general and administrative	80,217	67,529
Product development	16,641	16,838
Total operating expenses	96,858	84,367
Operating income (loss)	(10,219)	1,037
Other (expense) income:
Interest expense	(3,691)	(4,302)
Interest income	1,565	1,474
Other expense, net	(461)	(496)
Total other expense, net	(2,587)	(3,324)
Loss before income taxes	(12,806)	(2,287)
Income tax benefit	1,777	639
Net loss	(11,029)	(1,648)
Less: Net income attributable to noncontrolling interest	536	364
Net loss attributable to Corsair Gaming, Inc.	$(11,565)	$(2,012)

Calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(11,565)	$(2,012)
Change in redemption value of redeemable noncontrolling interest	(975)	958
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(12,540)	$(1,054)

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.12)	$(0.01)
Diluted	$(0.12)	$(0.01)
Weighted-average common shares outstanding:
Basic	103,563	101,685
Diluted	103,563	101,685

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 2

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023

Net loss	$(11,029)	$(1,648)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $124 and $(18) for the three months ended March 31, 2024 and 2023, respectively	(1,415)	1,667
Unrealized foreign exchange gain (loss) from long-term intercompany loan, net of tax benefit (expense) of $160 and $(127) for the three months ended March 31, 2024 and 2023, respectively	24	(26)
Comprehensive loss	(12,420)	(7)
Less: Comprehensive income attributable to noncontrolling interest	292	400
Comprehensive loss attributable to Corsair Gaming, Inc.	$(12,712)	$(407)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 3

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	March 31, 2024	December 31, 2023

Assets
Current assets:
Cash	$127,768	$175,620
Restricted cash	2,174	2,705
Accounts receivable, net	204,920	253,268
Inventories	251,747	240,172
Prepaid expenses and other current assets	34,573	39,824
Total current assets	621,182	711,589
Restricted cash, noncurrent	241	239
Property and equipment, net	31,185	32,212
Goodwill	354,410	354,705
Intangible assets, net	178,151	188,009
Other assets	72,022	70,709
Total assets	$1,257,191	$1,357,463
Liabilities
Current liabilities:
Debt maturing within one year, net	$12,213	$12,190
Accounts payable	191,401	239,957
Other liabilities and accrued expenses	138,487	166,340
Total current liabilities	342,101	418,487
Long-term debt, net	171,106	186,006
Deferred tax liabilities	14,104	17,395
Other liabilities, noncurrent	40,629	41,595
Total liabilities	567,940	663,483
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interest	15,925	15,937
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 103,859 and 103,255 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	640,293	630,642
Retained earnings	27,870	40,410
Accumulated other comprehensive loss	(4,634)	(3,487)
Total Corsair Gaming, Inc. stockholders’ equity	663,539	667,575
Nonredeemable noncontrolling interest	9,787	10,468
Total permanent equity	673,326	678,043
Total liabilities, temporary equity and permanent equity	$1,257,191	$1,357,463

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 4

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2023	103,255	$10	$630,642	$40,410	$(3,487)	$667,575	$10,468	$678,043
Net income (loss)	—	—	—	(11,565)	—	(11,565)	219	(11,346)
Other comprehensive loss	—	—	—	—	(1,147)	(1,147)	(100)	(1,247)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(975)	—	(975)	—	(975)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(800)	(800)
Issuance of common stock in connection with employee equity incentive plans	633	—	2,351	—	—	2,351	—	2,351
Shares withheld related to net share settlement	(29)	—	(398)	—	—	(398)	—	(398)
Stock-based compensation	—	—	7,698	—	—	7,698	—	7,698
Balance as of March 31, 2024	103,859	$10	$640,293	$27,870	$(4,634)	$663,539	$9,787	$673,326

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2022	101,385	$10	$593,486	$37,223	$(6,881)	$623,838	$10,229	$634,067
Net income (loss)	—	—	—	(2,012)	—	(2,012)	149	(1,863)
Other comprehensive income	—	—	—	—	1,605	1,605	14	1,619
Change in redemption value of redeemable noncontrolling interest	—	—	—	958	—	958	—	958
Issuance of common stock in connection with employee equity incentive plans	671	—	2,117	—	—	2,117	—	2,117
Shares withheld related to net share settlement	(39)	—	(556)	—	—	(556)	—	(556)
Stock-based compensation	—	—	7,321	—	—	7,321	—	7,321
Balance as of March 31, 2023	102,017	$10	$602,368	$36,169	$(5,276)	$633,271	$10,392	$643,663

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 5

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(11,029)	$(1,648)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	7,691	7,246
Depreciation	3,087	2,897
Amortization	9,515	9,741
Deferred income taxes	(6,059)	(2,209)
Other	758	128
Changes in operating assets and liabilities:
Accounts receivable	46,928	14,623
Inventories	(12,101)	4,672
Prepaid expenses and other assets	4,437	(1,077)
Accounts payable	(47,962)	18,156
Other liabilities and accrued expenses	(21,582)	(10,703)
Net cash (used in) provided by operating activities	(26,317)	41,826
Cash flows from investing activities:
Purchase price adjustment related to business acquisition	1,041	—
Purchase of property and equipment	(2,520)	(4,677)
Net cash used in investing activities	(1,479)	(4,677)
Cash flows from financing activities:
Repayment of debt	(15,000)	(10,000)
Payment of deferred and contingent consideration	(4,942)	(950)
Proceeds from issuance of shares through employee equity incentive plans	2,351	2,117
Payment of taxes related to net share settlement of equity awards	(398)	(556)
Dividend paid to noncontrolling interest	(1,960)	—
Payment of other offering costs	—	(497)
Net cash used in financing activities	(19,949)	(9,886)
Effect of exchange rate changes on cash	(636)	730
Net (decrease) increase in cash and restricted cash	(48,381)	27,993
Cash and restricted cash at the beginning of the period	178,564	154,060
Cash and restricted cash at the end of the period	$130,183	$182,053
Supplemental cash flow disclosures:
Cash paid for interest	$3,553	$4,184
Cash paid (refunded) for income taxes, net	626	(546)
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,171	$2,234
Right-of-use assets obtained in exchange for operating lease liabilities	1,763	365

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 6

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accounting policies we follow are set forth in Part II, Item 8, Note 2, “Significant Accounting Policies”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2023 which was filed with the SEC on February 27, 2024.

The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed, combined or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of March 31, 2024 and our results of operations for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Corsair and its subsidiaries, after the elimination of intercompany accounts and transactions. We consolidate subsidiaries in which we have a controlling interest. For the consolidated subsidiaries in which we own less than 100% of the equity, our consolidated net comprehensive income (loss) is reduced by the portion attributable to the noncontrolling interest. The ownership interest of other investors is recorded as noncontrolling interest in the condensed consolidated balance sheets.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, and deferred income

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 7

tax. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the potential impacts from events in the current economic and geopolitical environment. We adjust such estimates and assumptions when facts and circumstances dictate. The extent to which the current macroeconomic conditions and the development of the geopolitical unrest will impact our business going forward depends on numerous dynamic factors that we cannot reliably predict. Actual results could differ materially from those estimates.

Recently Adopted Accounting Pronouncements

None.

Accounting Pronouncements Issued but Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosure. This ASU updates the reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. The ASU will be effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. This ASU will result in additional required disclosures in our consolidated financial statements, when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ended December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will result in additional required disclosures in our consolidated financial statements, when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ended December 31, 2025.

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

Our financial assets and liabilities that were measured at fair value on a recurring basis consisted of foreign currency forward contracts and the fair values of these contracts, which were classified as Level 2 of the fair value hierarchy, were based on similar exchange traded derivatives and the related asset or liability. The balances of our financial assets and liabilities as of March 31, 2024 and December 31, 2023 were not material.

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

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 8

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $28.5 million and $44.3 million as of March 31, 2024 and December 31, 2023, respectively. The net fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $0.6 million and $(0.4) million for the three months ended March 31, 2024 and 2023, respectively.

5. Business Combinations

Drop Acquisition

On July 14, 2023 (the “Acquisition Date”), we completed the acquisition of the assets and business of Massdrop Inc. (“Drop”), including the assumption of trade payables and certain accrued liabilities (the “Drop Acquisition”) for a cash purchase consideration of approximately $14.2 million, net of $0.6 million of cash acquired. On January 29, 2024, in connection with a joint release letter executed between us and Drop's seller, we received a refund of $1.0 million from escrow funds in relation to a purchase price adjustment for net working capital. With this refund, total purchase consideration, net of cash acquired, decreased to $13.2 million.

Drop, a community-based e-commerce company was headquartered in San Francisco, California, and specialized in customized DIY keyboards and keycaps. We expect this acquisition to give Corsair a leading presence in the personalized keyboards market which is one of the fastest growing trends in the gaming peripherals space as well as allow us to offer specialized Corsair and Elgato products to the enthusiast community that Drop is engaged with. Drop’s results of operations are included in our condensed consolidated statements of operations with effect from July 14, 2023.

The Drop Acquisition was accounted for as a business combination under the acquisition method of accounting. The final allocation of the Drop Acquisition purchase consideration to the estimated fair value of the assets acquired and liabilities assumed, inclusive of immaterial measurement period adjustments, was as follows (in thousands):

Amounts

Accounts receivable	$135
Inventories	7,739
Prepaid and other assets	866
Property and equipment	109
Identifiable intangible assets	9,160
Goodwill	5,960
Accounts payable	(7,064)
Accrued liabilities	(3,726)
Purchase consideration, net of cash acquired	$13,179

The fair value of certain working capital related items, including accounts receivable, prepaid and other assets, accounts payable and accrued liabilities, as well as the fair value of property and equipment approximated their book values at the Acquisition Date. The fair value of the inventories was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Acquisition Date was $2.0 million, of which we recognized $0.2 million and $1.5 million in cost of revenue in the condensed consolidated statements of operations for the three months ended March 31, 2024 and for the year ended December 31, 2023, respectively, upon the sale of the acquired inventory.

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

The acquisition-related costs incurred in the three months ended March 31 2024 and 2023 were not material.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 9

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2023	$148,936	$205,769	$354,705
Measurement period adjustments	—	(27)	(27)
Effect of foreign currency exchange rates	(34)	(234)	(268)
Balance as of March 31, 2024	$148,902	$205,508	$354,410

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$47,221	$23,227	$23,994	$47,221	$21,206	$26,015
Trade name	34,050	9,633	24,417	34,114	9,060	25,054
Customer relationships	218,452	144,292	74,160	218,453	138,800	79,653
Patent portfolio	34,512	18,046	16,466	34,781	17,031	17,750
Supplier relationships	5,888	2,208	3,680	6,136	2,045	4,091
Total finite-life intangibles	340,123	197,406	142,717	340,705	188,142	152,563
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	4	—	4	16	—	16
Total intangible assets	$375,557	$197,406	$178,151	$376,151	$188,142	$188,009

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

The estimated future amortization expense of intangible assets as of March 31, 2024 is as follows (in thousands):

Amounts

Remainder of 2024	$28,488
2025	37,620
2026	34,315
2027	24,661
2028	4,370
Thereafter	13,263
Total	$142,717

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	March 31, 2024	December 31, 2023

Cash	$127,768	$175,620
Restricted cash—short term	2,174	2,705
Restricted cash—noncurrent	241	239
Total cash and restricted cash	$130,183	$178,564

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 10

	March 31, 2024	December 31, 2023

Accounts receivable	$206,156	$254,433
Due from Factor	—	283
Allowance for doubtful accounts	(1,236)	(1,448)
Accounts receivable, net	$204,920	$253,268

As of March 31, 2024, two customers represented 42.3% and 17.8% of our accounts receivable, net balance, respectively. As of December 31, 2023, two customers represented 42.9% and 18.5% of our accounts receivable, net balance, respectively.

	March 31, 2024	December 31, 2023

Raw materials	$45,876	$64,576
Work in progress	8,980	5,204
Finished goods	196,891	170,392
Inventories	$251,747	$240,172

	March 31, 2024	December 31, 2023

Manufacturing equipment	$29,121	$28,168
Leasehold improvements	20,419	19,789
Computer equipment, software and office equipment	15,932	16,083
Furniture and fixtures	3,846	3,825
Total property and equipment	$69,318	$67,865
Less: Accumulated depreciation and amortization	(38,133)	(35,653)
Property and equipment, net	$31,185	$32,212

	March 31, 2024	December 31, 2023

Right-of-use assets	$35,049	$36,324
Deferred tax asset	30,794	27,749
Other	6,179	6,636
Other assets	$72,022	$70,709

	March 31, 2024	December 31, 2023

Accrued reserves for customer incentive programs	$32,391	$41,148
Accrued reserves for sales returns	32,951	36,822
Accrued payroll and related expenses	14,056	17,989
Accrued freight expenses	9,968	13,553
Operating lease liabilities, current	9,151	9,721
Accrued legal expense	6,516	1,014
Accrued warranty	6,323	7,155
Contract liabilities	4,490	7,442
Other	22,641	31,496
Other liabilities and accrued expenses	$138,487	$166,340

	March 31, 2024	December 31, 2023

Operating lease liabilities, noncurrent	$37,575	$38,587
Other	3,054	3,008
Other liabilities, noncurrent	$40,629	$41,595

8. Debt

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a $100.0 million five-year revolving credit facility (“Revolving

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 11

Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $11.9 million and $34.1 million of the Term Loan principal in the three months ended March 31, 2024 and in the year ended December 31, 2023, respectively.

The following table presents the carrying value of our Term Loan (in thousands):

	March 31, 2024	December 31, 2023

Term Loan (variable rate) due September 2026	$184,000	$199,000
Debt discount and issuance cost, net of amortization	(681)	(804)
Total debt	183,319	198,196
Less: debt maturing within one year, net	12,213	12,190
Long-term debt, net	$171,106	$186,006

As of March 31, 2024, the estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, was approximately $181.8 million.

As of March 31, 2024, and December 31, 2023, we had $100.0 million unused capacity under the Revolving Facility.

The Credit Agreement has a variable rate structure. According to the provisions in the Third Amendment to the Credit Agreement (“Third Amendment”), beginning 2024, the Term Loan and the Revolving Facility carry interest at our election at either (a) Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. Additionally, the commitment fees on the unused portion of the Revolving Facility ranges from 0.2% to 0.4% based on our total net leverage ratio. The effective interest rate of our Term Loan, inclusive of the debt discount and debt issuance costs, was approximately 7.48% and 7.06% for the three months ended March 31, 2024, and 2023, respectively.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of March 31, 2024, we were not in default under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023

Credit Agreement:
Contractual interest expense for term loan	$3,456	$4,065
Amortization of debt discount and issuance cost	160	134
Other	75	103
Total interest expense	$3,691	$4,302

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 12

The future principal payments under our total long-term debt as of March 31, 2024 are as follows (in thousands):

Amounts

Remainder of 2024	$9,375
2025	12,500
2026	162,125
2027	—
2028	—
Total debt	$184,000

9. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Beginning of the period	$7,155	$3,685
Warranty provision related to products shipped	993	1,378
Deductions for warranty claims processed	(1,825)	(1,596)
End of period	$6,323	$3,467

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for our enterprise resource planning (“ERP”) system and the related support services. The total long-term non-cancelable purchase commitments as of March 31, 2024 was as follows (in thousands):

Amounts

Remainder of 2024	$766
2025	337
2026	—
2027	—
2028	—
Thereafter	—
Total	$1,103

Our total non-cancelable long term purchase commitments outstanding as of December 31, 2023 was $1.5 million.

Letters of Credit

There were no letters of credit outstanding as of March 31, 2024 and December 31, 2023. No amounts have been drawn upon the letters of credit for all periods presented.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a character normally incident to the ordinary course of business. Litigation can be expensive and disruptive to normal business operations, and the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred and we record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, we believe that existing claims or proceedings are not likely to have a material adverse effect on our financial position, or the outcome of these matters is currently not determinable. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our operations or financial position, liquidity of results of operations.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms with respect to certain transactions. We have entered into indemnification agreements with directors and certain officers and employees that will require

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 13

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

10. Stockholders’ Equity

Shelf-Registration Statement

On July 22, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective August 1, 2022 (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants, through August 1, 2025. In addition, the 2022 Shelf Registration Statement registered 54,179,559 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement. We will not receive any of the proceeds from the sale of the shares registered by the selling securityholders.

As of March 31, 2024, $216.7 million remained available for issuance under the 2022 Shelf Registration Statement.

11. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2024, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

In February 2024, we granted performance stock units (“PSU”) to certain senior members of our management team under the 2020 Equity Incentive Plan. The vesting of PSUs is conditional upon the achievement of certain internal financial targets for the year ended December 31, 2024 and these will vest over a three-year service period. The number of units issued can range from 0% to 200% of the target shares depending on the achievement of the financial targets. In the event such targets are achieved, one-third of the eligible PSUs would vest and the remaining two-thirds would thereafter vest evenly over the second and third years. In the event the minimum targets are not achieved, no PSUs would vest. The compensation expense associated with PSUs is recognized using the accelerated attribution method over the requisite service period, and it is based on the estimated number of shares that is considered probable of vesting. Adjustments to the compensation expense will be made in each reporting period based on changes in our estimate of the number of PSUs that are probable of vesting.

We measure and recognize compensation for all stock-based compensation awards, including stock options, stock purchase rights, restricted stock units (“RSU”) and PSU, based upon the grant-date fair value of those awards. The grant-date fair value of our stock options and stock purchase rights is estimated using a Black-Scholes-Merton option-pricing model. The fair value of our RSUs and PSUs are calculated based on the market value of our stock at the grant date.

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023

Cost of revenue	$545	$440
Sales, general and administrative	6,281	5,871
Product development	865	935
Stock-based compensation expense, net of amounts capitalized (1)	$7,691	$7,246
Income tax benefits related to stock-based compensation expense	$447	$1,354

(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	March 31, 2024
	Unrecognized Expense	Remaining weighted average period (In years)

Stock options	$34,687	2.9
RSUs	30,558	2.8
PSUs	4,079	2.9
ESPP	408	0.4
Total unrecognized stock-based compensation expense	$69,732

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 14

12. Net Loss Per Share

The following table summarizes the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023

Numerator
Net loss	$(11,029)	$(1,648)
Less: Net income attributable to noncontrolling interest	536	364
Net loss attributable to Corsair Gaming, Inc.	(11,565)	(2,012)
Change in redemption value of redeemable noncontrolling interest	(975)	958
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(12,540)	$(1,054)
Denominator
Basic weighted-average shares outstanding	103,563	101,685
Effect of dilutive securities	—	—
Total diluted weighted-average shares outstanding	103,563	101,685

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.12)	$(0.01)
Diluted	$(0.12)	$(0.01)

Anti-dilutive potential common shares (1)	12,715	11,934

(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

13. Income Taxes

The table below presents our loss before income taxes, income tax benefit and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023

Loss before income taxes	$(12,806)	$(2,287)
Income tax benefit	1,777	639
Effective tax rate	13.9%	27.9%

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

Our effective tax rates were 13.9% and 27.9% for the three months ended March 31, 2024 and 2023, respectively. The decrease in our effective rate in the three-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, and an increase in shortfall tax deficiencies from stock-based compensation.

Unrecognized tax benefits were $3.6 million as of March 31, 2024 and $3.5 million as of December 31, 2023, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation, including United Kingdom which approved the legislation on July 11, 2023 with a full effective date of January 1, 2024. We have evaluated the potential impact from the OECD Pillar Two rules and determined that the effects are immaterial to our financial position for the year of 2024.

14. Segment and Geographic Information

We have two reportable segments:

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 15

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

The segments are defined as those operations our CODM regularly reviews to analyze performance and allocate resources. Our CODM is determined to be Corsair’s Chief Executive Officer. The results of the reportable segments are derived directly from our reporting system and are based on the methods of internal reporting which are not necessarily in conformity with GAAP. Management measures net revenue and gross profit to evaluate the performance of, and allocate resources to, each of the segments.

The table below summarizes the financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2024	2023

Net revenue
Gamer and Creator Peripherals	$106,973	$88,942
Gaming Components and Systems	230,284	265,022
Total net revenue	$337,257	$353,964

Gross Profit
Gamer and Creator Peripherals	$43,643	$26,648
Gaming Components and Systems	42,996	58,756
Total gross profit	$86,639	$85,404

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2024	2023

Net revenue
Americas	$174,972	$185,898
Europe and Middle East	115,735	113,441
Asia Pacific	46,550	54,625
Total net revenue	$337,257	$353,964

Revenues from sales to customers in the United States represented 45.6% and 46.2% for the three months ended March 31, 2024 and 2023, respectively. No other single country represented 10% or more of total net revenue during these periods.

Two customers represented 27.7% and 11.4% of our total net revenue for the three months ended March 31, 2024. One customer represented 25.8% of our total net revenue for the three months ended March 31, 2023. No other customer represented 10% or more of our total net revenue during these periods.

15. Redeemable Noncontrolling Interest ("RNCI")

On January 1, 2022, we acquired a 51% ownership stake in Elgato iDisplay Holdings LTD. and its related companies (together “iDisplay”). We have determined that we have a controlling financial interest in iDisplay under the VOE model.

Under the Shareholders Agreement between Corsair and the iDisplay Seller a put option was provided to the iDisplay Seller to transfer to Corsair (i) 14% of their ownership interest in iDisplay upon the first anniversary of the Closing Date of the iDisplay Acquisition, and (ii) an additional 15% of their ownership interest in iDisplay upon the second anniversary of the Closing Date. The put option will expire after January 1, 2025. As of March 31, 2024, the iDisplay Seller has not exercised the put option for the transfer of the 29% of their ownership interest to Corsair.

The exercise price of the put option is based on multiples of iDisplay’s historical TTM EBITDA less any debt. The put option makes this portion of the noncontrolling interest redeemable and therefore, the RNCI is classified as temporary equity on our

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 16

condensed consolidated balance sheets and carried at the greater of the initial carrying amount, increased or decreased, for the RNCI share of comprehensive income (loss), contributions and distributions, or the redemption value. The change in redemption value is recognized through retained earnings.

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023

Balance at beginning of period	$15,937	$21,367
Share of net income	317	215
Share of other comprehensive income (loss)	(144)	22
Dividend paid	(1,160)	—
Change in redemption value (1)	975	(958)
Balance at end of period	$15,925	$20,646
(1)
These amounts represent increases or (decreases) in redemption value over the carrying value for the respective periods. These amounts were recorded as an offset to retained earnings impacting the net income (loss) used in the calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc. for these periods.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the United States Securities and Exchange Commission (“SEC”) on February 27, 2024. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We started 2024 with year-over-year growth and increase in gross margin in the first quarter for our Gamer and Creator Peripherals segment, driven primarily by recent new product launches, including our Stream Deck products, as well as new PC controllers, keyboards, headsets and mice. Demand was slower in the component market as is normal in this stage of the GPU cycle but we believe that we continue to have a high market share in this space.

Furthermore, we successfully expanded the retail presence of Corsair’s full suite of gaming and creator products, introduced the Drop product line to retail channels, expanded our SCUF Gaming product lines in retail, and strengthened our partnerships with several major online retailers. We believe these initiatives will help solidify our position in the market.

Summary of Financial Results

Our net revenue was $337.3 million and $354.0 million for the three months ended March 31, 2024,and 2023, respectively. Our gross margin was 25.7% and 24.1% for the three months ended March 31, 2024 and 2023, respectively. We had a net loss of $11.6 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, we had cash and restricted cash, in the aggregate of $130.2 million and the principal balance outstanding on our Term Loan was $184.0 million. Cash used in operations was $26.3 million for the three months ended March 31, 2024, and cash provided by operations was $41.8 million for the three months ended March 31, 2023.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and those described below.

Impact of Macroeconomic Conditions

Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges including the ongoing effects of geopolitical conflicts, such as the ongoing war between Russia and

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 18

Ukraine, the ongoing conflict in Gaza, including the heightened tensions in the Red Sea, and any potential conflicts between China and Taiwan, supply chain constraints, uncertainty in global financial markets and the risk of a recession, inflationary trends, volatility in exchange rates and evolving dynamics in the global trade environment. We also experience seasonality in the sale of our products, which may be affected by general economic conditions. During 2023, we observed continued market uncertainty and inflationary pressures, however, since the second half of 2023, we observed some recovery in the markets, evidenced by the strong retail sales performance in the fourth quarter of 2023. Based on market indicators and other factors, we expect this trend to repeat in the second half of 2024, but if these indicators proved to be incorrect, our financial results could be negatively impacted. We have in the past experienced, and may continue to experience supply chain disruptions leading to increased logistics costs, such as the increased freight costs from increased air-shipments in the three months ended March 31, 2024 due to the shipping delays caused by the tension in the Red Sea.

We are exposed to fluctuations in foreign currency exchange rates. As a result of our foreign sales and operations, we have revenue, payroll and other operating expenses denominated in foreign currencies, in particular the Chinese Yuan, Euro and British Pound. Unfavorable movement in the exchange rate between the U.S. dollar and the currencies we conduct sales or operate in may negatively impact our financial results. While the foreign currency fluctuations did not have a material impact to our operating results for the three months ending March 31, 2024, there can be no assurance that future foreign currency fluctuations will not have a material impact to our operating results.

The extent of the impact of macroeconomic conditions and geopolitical tensions on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our mitigation plans.

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. This trend, which has accelerated in the past few years experienced a setback in 2022 primarily due to challenging macroeconomic conditions and the ongoing war between Russia and Ukraine. While the gaming peripherals market showed signs of recovery in 2023 in North America and Europe, the streaming market has yet to recover to pre-2022 levels. As and when it does, we believe that we are well positioned to serve this market with best-in-class tools for content creation. We expect the overall gaming market to enter a new growth phase in 2024 as we enter a refresh cycle from the surge of consumer spending that occurred during the COVID-19 pandemic. Specifically, the video gaming industry is experiencing a significant shift and we believe is poised for continued growth and innovation. The convergence of quality content, console availability, favorable regulatory developments, and the expanded implementation of AI are driving such growth and innovation. As anticipated, we saw a surge in demand for our peripherals products in the three months ended March 31, 2024, and we expect this trend to continue into 2024.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers. During 2023, we experienced overall demand increase for our gaming components and systems products primarily driven by the self-built PC market expansion from the increase in availability of new and reasonably priced GPUs and CPUs as well as the release of new game titles. In 2024, we will be mid-cycle for new GPU platforms and do not expect a similar increase in demand driven by these new GPU platforms until the next substantial GPU launch which is likely to impact second half of 2024 and 2025. Further, as anticipated, the slowdown in the self-built PC market activity, beginning 2024, led to a decrease in demand for our products in the Gaming Components and Systems segment in the three months ended March 31, 2024.

Impact of Customer Concentration

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 27.7% and 25.8% of our net revenue for the three months ended March 31, 2024 and 2023, respectively, and sales to our ten largest customers accounting for approximately 53.4% and 51.5% of our net revenue for the three

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 19

months ended March 31, 2024 and 2023, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. In the last few years, we have entered into several new markets, for example the cameras market for content creators and the gaming monitors market for both gamers and content creators. We launched 108 and 19 new products in 2023 and in the three months ended March 31, 2024, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and have been impacted, for example, in 2020 and 2021, primarily due to the impacts of the COVID-19 pandemic, and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, and shifts in customer behavior.

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

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 20

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

Interest Income

Interest income consists of interest earned on interest-bearing accounts.

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

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the share of the net income of subsidiaries in which we own less than 100% of the equity attributable to the ownership interest that we did not acquire.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 21

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended March 31,
	2024	2023

Net revenue	$337,257	$353,964
Cost of revenue	250,618	268,560
Gross profit	86,639	85,404
Operating expenses:
Sales, general and administrative	80,217	67,529
Product development	16,641	16,838
Total operating expenses	96,858	84,367
Operating income (loss)	(10,219)	1,037
Other (expense) income:
Interest expense	(3,691)	(4,302)
Interest income	1,565	1,474
Other expense, net	(461)	(496)
Total other expense, net	(2,587)	(3,324)
Loss before income taxes	(12,806)	(2,287)
Income tax benefit	1,777	639
Net loss	(11,029)	(1,648)
Less: Net income attributable to noncontrolling interest	536	364
Net loss attributable to Corsair Gaming, Inc.	$(11,565)	$(2,012)

	Three Months Ended March 31,
	2024	2023

Net revenue	100.0%	100.0%
Cost of revenue	74.3	75.9
Gross profit	25.7	24.1
Operating expenses:
Sales, general and administrative	23.8	19.1
Product development	4.9	4.8
Total operating expenses	28.7	23.9
Operating income (loss)	(3.0)	0.2
Other (expense) income:
Interest expense	(1.1)	(1.2)
Interest income	0.5	0.4
Other expense, net	(0.1)	(0.1)
Total other expense, net	(0.7)	(0.9)
Loss before income taxes	(3.7)	(0.7)
Income tax benefit	0.5	0.2
Net loss	(3.2)	(0.5)
Less: Net income attributable to noncontrolling interest	0.2	0.1
Net loss attributable to Corsair Gaming, Inc.	(3.4)%	(0.6)%

Components of Results of Operations

Net Revenue

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net revenue	$337,257	$353,964

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 22

Net revenue decreased by 4.7% for the three months ended March 31, 2024 as compared to the same period last year. The decrease was due to a 13.1% decrease in sales for our Gaming Components and Systems segment, which was partially offset by a 20.3% increase in sales for our Gamer and Creator Peripherals segment.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2024	2023

	(In thousands, except percentages)
Gross profit	$86,639	$85,404
Gross margin	25.7%	24.1%

Gross margin increased by 1.6% for the three months ended March 31, 2024 as compared to the same period last year primarily due to increased sales of new products that carry higher margins in our Gamer and Creator Peripherals segment, which was partially offset by increased promotion activities for products in our Gaming Components and Systems segment.

Sales, General and Administrative (SG&A)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Sales, general and administrative	$80,217	$67,529

SG&A expenses increased 18.8% for the three months ended March 31, 2024 as compared to the same period last year primarily due to one-time higher legal expenses and settlement costs, higher personnel-related costs from merit increases, and higher freight costs which was partly due to increased ocean rates triggered by tensions in the Red Sea.

Product Development

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Product development	$16,641	$16,838

Product development expenses decreased 1.2% for the three months ended March 31, 2024 as compared to the same period last year primarily due to lower consulting and contractor costs, which was partially offset by higher personnel-related cost.

Interest Expense, Interest Income and Other Expense, Net

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Interest expense	$(3,691)	$(4,302)
Interest income	1,565	1,474
Other expense, net	(461)	(496)

Interest expense decreased by 14.2%, for the three months ended March 31, 2024 as compared to the same period last year primarily due to lower principle balance on our Term Loan, offset partially by higher interest rates on our Term Loan in the three months ended March 31, 2024.

Interest income increased by 6.2%, for the three months ended March 31, 2024 as compared to the same period last year primarily due to higher interest rates in the three months ended March 31, 2024.

Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 23

Income Tax Benefit

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Loss before income taxes	$(12,806)	$(2,287)
Income tax benefit	1,777	639
Effective tax rate	13.9%	27.9%

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

Our effective tax rates were 13.9% and 27.9% for the three months ended March 31, 2024 and 2023, respectively. The decrease in our effective rate in the three-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, and an increase in shortfall tax deficiencies from stock-based compensation.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation, including United Kingdom which approved the legislation on July 11, 2023 with a full effective date of January 1, 2024. We have evaluated the potential impact from the OECD Pillar Two rules and determined that the effects are immaterial to our financial position for the year of 2024.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	2024		2023

Gamer and Creator Peripherals Segment	$106,973	31.7%	$88,942	25.1%
Gaming Components and Systems Segment
Memory Products	124,903	37.0	131,337	37.1
Other Component Products	105,381	31.2	133,685	37.8
	230,284	68.3	265,022	74.9
Total Net Revenue	$337,257	100.0%	$353,964	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased 20.3% for the three months ended March 31, 2024, as compared to the same period last year. The increase was driven primarily by the success of recent product launches, as well as increased demand for our gaming controllers and traditional headsets, keyboards and mice categories within this segment.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment decreased 13.1% for three months ended March 31, 2024, as compared to the same period last year. The demand for our products in this segment is largely influenced by the activity in the self-built PC market which is primarily triggered by the launch of new, reasonably priced GPUs and CPUs, as well as the release of new game titles. However, in 2024, we will be mid-cycle for new GPU platforms, and as anticipated, we experienced relatively flat self-built PC market trajectory since the beginning of the year. This has led to a decrease in demand for our products in this segment in the three months ended March 31, 2024.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 24

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended March 31,
	2024		2023

Gamer and Creator Peripherals Segment	$43,643	40.8%	$26,648	30.0%
Gaming Components and Systems Segment
Memory Products	18,056	14.5	20,806	15.8
Other Component Products	24,940	23.7	37,950	28.4
	42,996	18.7	58,756	22.2
Total Gross Profit	$86,639	25.7%	$85,404	24.1%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased by 10.8% for the three months ended March 31, 2024, as compared to the same period last year. The increase was primarily attributable to successful launches of new products that carry higher margins and lower promotional activities.

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment decreased by 3.5% for the three months ended March 31, 2024, as compared to the same period last year. The decrease was primarily attributable to a change in sales mix toward the memory products that carry lower margins as well as higher promotional activities.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when applicable, also through debt facilities and issuance of equity securities. As of March 31, 2024, our principal sources of liquidity were cash and restricted cash, in aggregate of $130.2 million, and our borrowing capacity under the Revolving Facility (as defined below) of $100.0 million.

We have a shelf-registration statement on Form S-3 on file with the SEC, which allows us to offer securities, including common stock, preferred stock and warrants, through August 1, 2025. As of March 31, 2024, $216.7 million remained available for issuance under the shelf-registration statement.

Our principal uses of cash generally will include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at March 31, 2024, supplemented with the borrowing capacity under our Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash provided by (used in):
Operating activities	$(26,317)	$41,826
Investing activities	(1,479)	(4,677)
Financing activities	(19,949)	(9,886)

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 25

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $26.3 million and consisted of a net loss of $11.0 million and a net cash outflow of $30.3 million from changes in our net operating assets and liabilities, offset partially by non-cash adjustments of $15.0 million. The net cash outflow from changes in our net operating assets and liabilities was primarily related to an increase in inventories, attributable in part to the buildup of safety stock to accommodate supply lead times in our peripherals products and in part due to lower demand for our components products in the first quarter of 2024, as well as a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to a reduction in the accruals needed for sales returns and customer incentives with lower revenues. These net cash outflows were partially offset by a decrease in accounts receivable from lower revenue and a decrease in prepaid and other assets. The non-cash adjustments primarily consisted of amortization of intangibles, depreciation and stock-based compensation expense, which were partially offset by changes in deferred income taxes.

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

Cash Flows from Investing Activities

Cash used in investing activities was $1.5 million for the three months ended March 31, 2024 and consisted of $2.5 million capital expenditure, partially offset by $1.0 million cash received from escrow for the purchase price adjustment related to a business acquisition.

Cash used in investing activities was $4.7 million for the three months ended March 31, 2023 and consisted of purchases of capital equipment and software.

Cash Flows from Financing Activities

Cash used in financing activities was $19.9 million for the three months ended March 31, 2024 and consisted of $15.0 million repayment of debt, $4.9 million settlement of deferred consideration related to a prior business acquisition in 2019, $2.0 million payment of dividends to noncontrolling interest, and $0.4 million payment of taxes related to net share settlement of equity awards, partially offset by $2.4 million proceeds received from the issuance of shares through the employee equity incentive plans.

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

Capital Resources

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a total commitment of $350.0 million, consisting of a $100.0 million revolving credit facility (the “Revolving Facility”) and a $250.0 million term loan facility (the “Term Loan”). The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $11.9 million and $34.1 million of the Term Loan principal in the three months ended March 31, 2024 and in the year ended December 31, 2023, respectively. As of March 31, 2024, the total principal outstanding of the Term Loan was $184.0 million and the available and uncommitted capacity under the Revolving Facility was $100 million.

The Credit Agreement has a variable rate structure. According to the provisions in the Third Amendment to the Credit Agreement (“Third Amendment”), beginning 2024, the Term Loan and the Revolving Facility carry interest at our election at either (a) Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. Additionally, the commitment fees on the unused portion of the Revolving Facility ranges from 0.2% to 0.4% based on our total net leverage ratio.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 26

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of March 31, 2024, we were not in default under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of March 31, 2024 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$208,156	$24,046	$184,110	$—	$—
Inventory-related purchase obligations (2)	131,191	131,191	—	—	—
Operating lease obligations (3)	54,524	9,560	15,539	12,557	16,868
Other purchase obligations (4)	13,531	13,439	92	—	—
Total	$407,402	$178,236	$199,741	$12,557	$16,868
(1)
Amounts represent the principal cash payments as of March 31, 2024 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of March 31, 2024, we had $2.7 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

Critical Accounting Polices and Estimates

A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results may differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 27

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2024, we had cash and restricted cash of $130.2 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of March 31, 2024, under the Credit Agreement, we had $184.0 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily BSBY. See Note 8, “Debt - Credit Agreement” to our condensed consolidated financial statements for additional information on the Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of March 31, 2024, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $1.8 million.

Foreign Currency Risk

Approximately 19.2% of our net revenue for the three months ended March 31, 2024 was denominated in foreign currencies, primarily Euro, and to a lesser extent, the British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $28.5 million and $44.3 million as of March 31, 2024 and December 31, 2023, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The impact of changes in foreign currency rates, including the gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(0.5) million and $(0.6) million for the three months ended March 31, 2024 and 2023, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $2.6 million in our condensed consolidated financial statements for the three months ended March 31, 2024.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 28

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 29

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

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. The risks that we describe in our public filings are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely effect on our business, financial condition and/or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On March 11, 2024, Thi La, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 185,000 shares of the Company’s common stock until June 30, 2025.

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 30

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

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 31

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: May 7, 2024	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Corsair Gaming, Inc. | Q1 2024 Form 10-Q | 32