Form 10-Q
period 2024-06-30
Corsair Gaming, Inc.
filed 2024-08-01
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 24, 2024, the registrant had 104,146,380 shares of common stock, $0.0001 par value per share, outstanding.

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

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net revenue	$261,300	$325,432	$598,557	$679,396
Cost of revenue	198,215	242,600	448,833	511,160
Gross profit	63,085	82,832	149,724	168,236
Operating expenses:
Sales, general and administrative	70,388	69,953	150,605	137,482
Product development	17,411	15,593	34,052	32,431
Total operating expenses	87,799	85,546	184,657	169,913
Operating loss	(24,714)	(2,714)	(34,933)	(1,677)
Other (expense) income:
Interest expense	(3,436)	(4,496)	(7,127)	(8,798)
Interest income	1,158	1,978	2,723	3,452
Other expense, net	(516)	(1,134)	(977)	(1,630)
Total other expense, net	(2,794)	(3,652)	(5,381)	(6,976)
Loss before income taxes	(27,508)	(6,366)	(40,314)	(8,653)
Income tax benefit	4,001	2,287	5,778	2,926
Net loss	(23,507)	(4,079)	(34,536)	(5,727)
Less: Net income attributable to noncontrolling interest	687	401	1,223	765
Net loss attributable to Corsair Gaming, Inc.	$(24,194)	$(4,480)	$(35,759)	$(6,492)

Calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(24,194)	$(4,480)	$(35,759)	$(6,492)
Change in redemption value of redeemable noncontrolling interest	(5,385)	5,577	(6,360)	6,535
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(29,579)	$1,097	$(42,119)	$43

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.28)	$0.01	$(0.41)	$0.00
Diluted	$(0.28)	$0.01	$(0.41)	$0.00
Weighted-average common shares outstanding:
Basic	103,956	102,304	103,760	101,996
Diluted	103,956	106,502	103,760	106,169

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 2

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(23,507)	$(4,079)	$(34,536)	$(5,727)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit of $43 and $64 for the three months ended June 30, 2024 and 2023, respectively, and $167 and $46 for the six months ended June 30, 2024 and 2023, respectively.	(216)	1,385	(1,631)	3,052
Unrealized foreign exchange gain (loss) from long-term intercompany loan, net of tax benefit (expense) of nil and nil for the three months ended June 30, 2024 and 2023, respectively, and $160 and $(127) for the six months ended June 30, 2024 and 2023, respectively.	(41)	4	(17)	(22)
Comprehensive loss	(23,764)	(2,690)	(36,184)	(2,697)
Less: Comprehensive income attributable to noncontrolling interest	603	275	895	675
Comprehensive loss attributable to Corsair Gaming, Inc.	$(24,367)	$(2,965)	$(37,079)	$(3,372)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 3

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	June 30, 2024	December 31, 2023

Assets
Current assets:
Cash	$92,178	$175,620
Restricted cash	2,166	2,705
Accounts receivable, net	188,564	253,268
Inventories	265,537	240,172
Prepaid expenses and other current assets	31,179	39,824
Total current assets	579,624	711,589
Restricted cash, noncurrent	243	239
Property and equipment, net	30,960	32,212
Goodwill	354,394	354,705
Intangible assets, net	168,715	188,009
Other assets	100,305	70,709
Total assets	$1,234,241	$1,357,463
Liabilities
Current liabilities:
Debt maturing within one year, net	$12,218	$12,190
Accounts payable	167,608	239,957
Other liabilities and accrued expenses	142,904	166,340
Total current liabilities	322,730	418,487
Long-term debt, net	168,050	186,006
Deferred tax liabilities	11,112	17,395
Other liabilities, noncurrent	57,920	41,595
Total liabilities	559,812	663,483
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interest	21,667	15,937
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 104,073 and 103,255 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	649,235	630,642
(Accumulated deficit) retained earnings	(1,709)	40,410
Accumulated other comprehensive loss	(4,807)	(3,487)
Total Corsair Gaming, Inc. stockholders’ equity	642,729	667,575
Nonredeemable noncontrolling interest	10,033	10,468
Total permanent equity	652,762	678,043
Total liabilities, temporary equity and permanent equity	$1,234,241	$1,357,463

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 4

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Loss	Equity	Interest	Equity

Balance as of March 31, 2024	103,859	$10	$640,293	$27,870	$(4,634)	$663,539	$9,787	$673,326
Net income (loss)	—	—	—	(24,194)	—	(24,194)	280	(23,914)
Other comprehensive loss	—	—	—	—	(173)	(173)	(34)	(207)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(5,385)	—	(5,385)	—	(5,385)
Issuance of common stock in connection with employee equity incentive plans	216	—	949	—	—	949	—	949
Shares withheld related to net share settlement	(2)	—	(17)	—	—	(17)	—	(17)
Stock-based compensation	—	—	8,010	—	—	8,010	—	8,010
Balance as of June 30, 2024	104,073	$10	$649,235	$(1,709)	$(4,807)	$642,729	$10,033	$652,762

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of March 31, 2023	102,017	$10	$602,368	$36,169	$(5,276)	$633,271	$10,392	$643,663
Net income (loss)	—	—	—	(4,480)	—	(4,480)	164	(4,316)
Other comprehensive income (loss)	—	—	—	—	1,515	1,515	(51)	1,464
Change in redemption value of redeemable noncontrolling interest	—	—	—	5,577	—	5,577	—	5,577
Issuance of common stock in connection with employee equity incentive plans	744	—	4,262	—	—	4,262	—	4,262
Shares withheld related to net share settlement	(13)	—	(231)	—	—	(231)	—	(231)
Stock-based compensation	—	—	8,272	—	—	8,272	—	8,272
Balance as of June 30, 2023	102,748	$10	$614,671	$37,266	$(3,761)	$648,186	$10,505	$658,691

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 5

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Loss	Equity	Interest	Equity

Balance as of December 31, 2023	103,255	$10	$630,642	$40,410	$(3,487)	$667,575	$10,468	$678,043
Net income (loss)	—	—	—	(35,759)	—	(35,759)	499	(35,260)
Other comprehensive loss	—	—	—	—	(1,320)	(1,320)	(134)	(1,454)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(6,360)	—	(6,360)	—	(6,360)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(800)	(800)
Issuance of common stock in connection with employee equity incentive plans	849	—	3,300	—	—	3,300	—	3,300
Shares withheld related to net share settlement	(31)	—	(415)	—	—	(415)	—	(415)
Stock-based compensation	—	—	15,708	—	—	15,708	—	15,708
Balance as of June 30, 2024	104,073	$10	$649,235	$(1,709)	$(4,807)	$642,729	$10,033	$652,762

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2022	101,385	$10	$593,486	$37,223	$(6,881)	$623,838	$10,229	$634,067
Net income (loss)	—	—	—	(6,492)	—	(6,492)	313	(6,179)
Other comprehensive income (loss)	—	—	—	—	3,120	3,120	(37)	3,083
Change in redemption value of redeemable noncontrolling interest	—	—	—	6,535	—	6,535	—	6,535
Issuance of common stock in connection with employee equity incentive plans	1,415	—	6,379	—	—	6,379	—	6,379
Shares withheld related to net share settlement	(52)	—	(787)	—	—	(787)	—	(787)
Stock-based compensation	—	—	15,593	—	—	15,593	—	15,593
Balance as of June 30, 2023	102,748	$10	$614,671	$37,266	$(3,761)	$648,186	$10,505	$658,691

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 6

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(34,536)	$(5,727)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	15,701	15,420
Depreciation	6,180	5,933
Amortization	19,016	19,498
Deferred income taxes	(15,265)	(5,699)
Other	1,381	2,282
Changes in operating assets and liabilities:
Accounts receivable	75,819	13,926
Inventories	(25,870)	(19,342)
Prepaid expenses and other assets	7,334	(5,587)
Accounts payable	(72,018)	25,560
Other liabilities and accrued expenses	(22,521)	(2,292)
Net cash (used in) provided by operating activities	(44,779)	43,972
Cash flows from investing activities:
Purchase of property and equipment	(5,029)	(7,457)
Purchase of intangible asset	(100)	—
Purchase price adjustment related to business acquisition	1,041	—
Bridge Loan receivable	(12,310)	—
Net cash used in investing activities	(16,398)	(7,457)
Cash flows from financing activities:
Repayment of debt	(18,125)	(11,250)
Payment of deferred and contingent consideration	(4,942)	(950)
Proceeds from issuance of shares through employee equity incentive plans	3,300	6,379
Payment of taxes related to net share settlement of equity awards	(415)	(787)
Dividend paid to noncontrolling interest	(1,960)	—
Payment of other offering costs	—	(497)
Net cash used in financing activities	(22,142)	(7,105)
Effect of exchange rate changes on cash	(658)	542
Net (decrease) increase in cash and restricted cash	(83,977)	29,952
Cash and restricted cash at the beginning of the period	178,564	154,060
Cash and restricted cash at the end of the period	$94,587	$184,012
Supplemental cash flow disclosures:
Cash paid for interest	$6,878	$8,349
Cash paid for income taxes, net	3,778	541
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,649	$1,806
Right-of-use assets obtained in exchange for operating lease liabilities	27,335	2,161

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 7

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of June 30, 2024 and our results of operations for the three and six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 8

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

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in our condensed consolidated financial statements on a recurring basis. Our financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and other liabilities and accrued expenses approximate fair value due to their short-term maturities.

Our financial assets and liabilities that were measured at fair value on a recurring basis consisted of foreign currency forward contracts and the fair values of these contracts, which were classified as Level 2 of the fair value hierarchy, were based on similar exchange traded derivatives and the related asset or liability. The balances of our financial assets and liabilities as of June 30, 2024 and December 31, 2023 were not material.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $22.0 million and $44.3 million as of June 30, 2024 and December 31, 2023,

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 9

respectively. The net fair value gains (losses) recognized in other expense, net in relation to these derivative instruments was $(18) thousand and $(0.2) million for the three months ended June 30, 2024 and 2023, respectively, and was $0.6 million and $(0.6) million for the six months ended June 30, 2024 and 2023, respectively.

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

The fair value of certain working capital related items, including accounts receivable, prepaid and other assets, accounts payable and accrued liabilities, as well as the fair value of property and equipment approximated their book values at the Acquisition Date. The fair value of the inventories was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Acquisition Date was $2.0 million, of which we recognized $0.2 million, $0.4 million and $1.5 million in cost of revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and for the year ended December 31, 2023, respectively, upon the sale of the acquired inventory.

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

The acquisition-related costs incurred in the six months ended June 30, 2024 and 2023 were not material.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 10

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2023	$148,936	$205,769	$354,705
Measurement period adjustments	—	(28)	(28)
Effect of foreign currency exchange rates	(45)	(238)	(283)
Balance as of June 30, 2024	$148,891	$205,503	$354,394

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$47,220	$25,246	$21,974	$47,221	$21,206	$26,015
Trade name	34,159	10,227	23,932	34,114	9,060	25,054
Customer relationships	218,452	149,784	68,668	218,453	138,800	79,653
Patent portfolio	34,548	19,221	15,327	34,781	17,031	17,750
Supplier relationships	5,794	2,414	3,380	6,136	2,045	4,091
Total finite-life intangibles	340,173	206,892	133,281	340,705	188,142	152,563
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	4	—	4	16	—	16
Total intangible assets	$375,607	$206,892	$168,715	$376,151	$188,142	$188,009

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

The estimated future amortization expense of intangible assets as of June 30, 2024 is as follows (in thousands):

Amounts

Remainder of 2024	$18,983
2025	37,616
2026	34,311
2027	24,654
2028	4,379
Thereafter	13,338
Total	$133,281

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	June 30, 2024	December 31, 2023

Cash	$92,178	$175,620
Restricted cash—short term	2,166	2,705
Restricted cash—noncurrent	243	239
Total cash and restricted cash	$94,587	$178,564

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 11

	June 30, 2024	December 31, 2023

Accounts receivable	$177,123	$254,433
Bridge Loan receivable (1)	12,823	—
Due from Factor	—	283
Allowance for doubtful accounts	(1,382)	(1,448)
Accounts receivable, net (2)	$188,564	$253,268

(1)
On May 15, 2024, one of our fully consolidated subsidiaries, Corsair Components Ltd (“CCL”) agreed to provide short-term financing to Endor AG, a German public company (“Endor”), in the form of a bridge loan (the “Bridge Loan”) for up to EUR 30 million pursuant to a bridge loan agreement between Endor and CCL (the “Bridge Loan Agreement”). The Bridge Loan bears interest at 15% per annum and it is collateralized by rights to the patents and trademarks, as well as existing and future inventories owned by Endor and its U.S. subsidiary at certain specified locations. As of June 30, 2024, CCL had disbursed EUR 11.5 million to Endor under the Bridge Loan, with another EUR 1.0 million disbursed in July 2024.

Endor owns the Fanatec brand, and is a leading manufacturer of sim racing hardware. The Bridge Loan Agreement was entered into in connection with a Letter of Intent (the “LOI”) executed on the same day with Endor for a potential acquisition of Endor. As of the date of this filing, the LOI has expired and on July 30, 2024, Endor announced it has filed for the German insolvency proceedings (the “Insolvency Proceedings”) and has commenced work on the various steps involved in the Insolvency Proceedings. Per terms of the Bridge Loan Agreement, CCL has no obligation to disburse any more funds under the Bridge Loan Agreement on the expiration of the LOI and Endor's insolvency filing. Once Endor’s Insolvency Plan is approved by the German Court, we expect the outstanding amount of the Bridge Loan receivable, including the accrued interest to be repaid to CCL. We expect the Insolvency Proceedings to be completed within six months from their commencement date.

The Bridge Loan receivable was carried at amortized costs of $12.8 million, including $12.3 million of principal balance, $0.1 million of accrued interest and $0.4 million of deferred loan origination costs as of June 30, 2024. The amortized cost of the Bridge Loan receivable approximates its fair value and is recorded within accounts receivable, net, on condensed consolidated balance sheet. Interest income is recorded on an accrual basis at the stated interest rate and is recorded in interest income in our condensed consolidated statements of operations. As a collateral-dependent financial asset, the current expected credit loss on the Bridge Loan receivable is determined based on the fair value of the collateral, and the estimated fair value exceeded the carrying value of the Bridge Loan receivable as of June 30, 2024 and as such, no credit allowance was recorded as of June 30, 2024. The Bridge Loan receivable is classified as a Level 3 financial instrument.

(2)
As of June 30, 2024, two customers represented 42.0% and 13.5% of our accounts receivable, net balance, respectively. As of December 31, 2023, two customers represented 42.9% and 18.5% of our accounts receivable, net balance, respectively.

	June 30, 2024	December 31, 2023

Raw materials	$43,844	$64,576
Work in progress	7,906	5,204
Finished goods	213,787	170,392
Inventories	$265,537	$240,172

	June 30, 2024	December 31, 2023

Manufacturing equipment	$30,526	$28,168
Leasehold improvements	20,690	19,789
Computer equipment, software and office equipment	16,164	16,083
Furniture and fixtures	4,257	3,825
Total property and equipment	$71,637	$67,865
Less: Accumulated depreciation and amortization	(40,677)	(35,653)
Property and equipment, net	$30,960	$32,212

	June 30, 2024	December 31, 2023

Right-of-use assets	$57,320	$36,324
Deferred tax asset	37,037	27,749
Other	5,948	6,636
Other assets	$100,305	$70,709

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 12

	June 30, 2024	December 31, 2023

Accrued reserves for customer incentive programs	$34,105	$41,148
Accrued reserves for sales returns	31,912	36,822
Operating lease liabilities, current	15,447	9,721
Accrued payroll and related expenses	12,225	17,989
Accrued freight expenses	9,302	13,553
Accrued legal expense	6,854	1,014
Accrued warranty	5,176	7,155
Contract liabilities	3,931	7,442
Other	23,952	31,496
Other liabilities and accrued expenses	$142,904	$166,340

	June 30, 2024	December 31, 2023

Operating lease liabilities, noncurrent	$53,180	$38,587
Other	4,740	3,008
Other liabilities, noncurrent	$57,920	$41,595

8. Debt

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $11.9 million and $34.1 million of the Term Loan principal in the six months ended June 30, 2024 and in the year ended December 31, 2023, respectively.

The following table presents the carrying value of our Term Loan (in thousands):

	June 30, 2024	December 31, 2023

Term Loan (variable rate) due September 2026	$180,875	$199,000
Debt discount and issuance cost, net of amortization	(607)	(804)
Total debt	180,268	198,196
Less: debt maturing within one year, net	12,218	12,190
Long-term debt, net	$168,050	$186,006

As of June 30, 2024, the estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, was approximately $176.9 million.

As of June 30, 2024, and December 31, 2023, we had $100.0 million unused capacity under the Revolving Facility.

The Credit Agreement has a variable rate structure. According to the provisions in the Third Amendment to the Credit Agreement (“Third Amendment”), beginning 2024, the Term Loan and the Revolving Facility carry interest at our election at either (a) Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage spread (ranging from 1.25% to 2.25%) based on our total net leverage ratio, or (b) the base rate (as described in the Credit Agreement as the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month BSBY plus 1.0%) plus a percentage spread (ranging from 0.25% to 1.25%) based on our total net leverage ratio. Additionally, the commitment fees on the unused portion of the Revolving Facility ranges from 0.2% to 0.4% based on our total net leverage ratio. The effective interest rate of our Term Loan, inclusive of the debt discount and debt issuance costs, was approximately 7.29% and 7.67% for the three months ended June 30, 2024 and 2023, respectively, and was approximately 7.39% and 7.36% for the six months ended June 30, 2024 and 2023, respectively.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 13

upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of June 30, 2024, we were not in default under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Credit Agreement:
Contractual interest expense for term loan	$3,249	$4,257	$6,705	$8,322
Amortization of debt discount and issuance cost	111	132	271	266
Other	76	107	151	210
Total interest expense	$3,436	$4,496	$7,127	$8,798

The future principal payments under our total long-term debt as of June 30, 2024 are as follows (in thousands):

Amounts

Remainder of 2024	$6,250
2025	12,500
2026	162,125
2027	—
2028	—
Total debt	$180,875

9. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Beginning of the period	$6,323	$3,467	$7,155	$3,685
Warranty provision related to products shipped	301	2,642	1,294	4,020
Deductions for warranty claims processed	(1,448)	(1,366)	(3,273)	(2,962)
End of period	$5,176	$4,743	$5,176	$4,743

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for applications used in R&D as well as for our enterprise resource planning (“ERP”) system and the related support services. The total long-term non-cancelable purchase commitments as of June 30, 2024 was as follows (in thousands):

Amounts

Remainder of 2024	$31
2025	81
2026	100
2027	50
2028	—
Thereafter	—
Total	$262

Our total non-cancelable long term purchase commitments outstanding as of December 31, 2023 was $1.5 million.

Letters of Credit

There were no letters of credit outstanding as of June 30, 2024 and December 31, 2023. No amounts have been drawn upon the letters of credit for all periods presented.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 14

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

As of June 30, 2024, $216.7 million remained available for issuance under the 2022 Shelf Registration Statement.

11. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2024, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

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

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 15

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Cost of revenue	$612	$567	$1,157	$1,007
Sales, general and administrative	6,432	6,607	12,713	12,478
Product development	966	1,024	1,831	1,959
Stock-based compensation expense, net of amounts capitalized (1)	$8,010	$8,198	$15,701	$15,444
Excess income tax benefits (deficiencies) related to stock-based compensation expense	$(320)	$1,224	$127	$2,578

(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	June 30, 2024
	Unrecognized Expense	Remaining weighted average period (In years)

Stock options	$31,458	2.7
RSUs	32,794	2.8
PSUs (1)	—	-
ESPP	144	0.1
Total unrecognized stock-based compensation expense	$64,396
(1)
As of June 30, 2024, we assessed the likelihood of achieving the financial targets for the PSUs and determined that it was not probable to be achieved. As such, the stock-based compensation expense recognized from the grant date through the date of assessment was reversed, and there is no unrecognized stock-based compensation expense remaining as of June 30, 2024.

12. Net Loss Per Share

The following table summarizes the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator
Net loss	$(23,507)	$(4,079)	$(34,536)	$(5,727)
Less: Net income attributable to noncontrolling interest	687	401	1,223	765
Net loss attributable to Corsair Gaming, Inc.	(24,194)	(4,480)	(35,759)	(6,492)
Change in redemption value of redeemable noncontrolling interest	(5,385)	5,577	(6,360)	6,535
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(29,579)	$1,097	$(42,119)	$43
Denominator
Basic weighted-average shares outstanding	103,956	102,304	103,760	101,996
Effect of dilutive securities	—	4,198	—	4,173
Total diluted weighted-average shares outstanding	103,956	106,502	103,760	106,169

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.28)	$0.01	$(0.41)	$0.00
Diluted	$(0.28)	$0.01	$(0.41)	$0.00

Anti-dilutive potential common shares (1)	13,994	5,004	13,354	4,858

(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 16

13. Income Taxes

The following table presents our loss before income taxes, income tax benefit and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Loss before income taxes	$(27,508)	$(6,366)	$(40,314)	$(8,653)
Income tax benefit	4,001	2,287	5,778	2,926
Effective tax rate	14.5%	35.9%	14.3%	33.8%

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

Our effective tax rates were 14.5% and 35.9% for the three months ended June 30, 2024 and 2023, respectively. The decrease in our effective rate in the three-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, and an increase in shortfall tax deficiencies from stock-based compensation.

Our effective tax rates were 14.3% and 33.8% for the six months ended June 30, 2024 and 2023, respectively. The decrease in our effective rate in the six-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, and an increase in shortfall tax deficiencies from stock-based compensation.

Unrecognized tax benefits were $3.7 million as of June 30, 2024 and $3.5 million as of December 31, 2023, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation, including United Kingdom which approved the legislation on July 11, 2023 with a full effective date of January 1, 2024. We have evaluated the potential impact from the OECD Pillar Two rules and determined that there is no impact to our financial position for the year of 2024.

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

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 17

The following table summarizes the financial information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net revenue
Gamer and Creator Peripherals	$94,229	$78,755	$201,202	$167,697
Gaming Components and Systems	167,071	246,677	397,355	511,699
Total net revenue	$261,300	$325,432	$598,557	$679,396

Gross Profit
Gamer and Creator Peripherals	$35,699	$25,509	$79,342	$52,157
Gaming Components and Systems	27,386	57,323	70,382	116,079
Total gross profit	$63,085	$82,832	$149,724	$168,236

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net revenue
Americas	$146,403	$169,027	$321,375	$354,925
Europe and Middle East	86,354	105,130	202,089	218,571
Asia Pacific	28,543	51,275	75,093	105,900
Total net revenue	$261,300	$325,432	$598,557	$679,396

Revenues from sales to customers in the United States represented 48.7% and 46.1% for the three months ended June 30, 2024 and 2023, respectively, and represented 46.9% and 46.1% for the six months ended June 30, 2024 and 2023, respectively. No other single country represented 10% or more of total net revenue during these periods.

The follow table sets forth the customers that individually comprised 10% or more of our total net revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Customer A	32.2%	30.4%	29.7%	28.0%
Customer B	*	*	10.4%	*

* Customer represents less than 10% of our total net revenue in the period presented.

15. Redeemable Noncontrolling Interest ("RNCI")

On January 1, 2022, we acquired a 51% ownership stake in Elgato iDisplay Holdings LTD. and its related companies (together “iDisplay”). We have determined that we have a controlling financial interest in iDisplay under the VOE model.

Under the Shareholders Agreement between Corsair and the iDisplay Seller a put option was provided to the iDisplay Seller to transfer to Corsair (i) 14% of their ownership interest in iDisplay upon the first anniversary of the Closing Date of the iDisplay Acquisition, and (ii) an additional 15% of their ownership interest in iDisplay upon the second anniversary of the Closing Date. The put option will expire after January 1, 2025. As of June 30, 2024, the iDisplay Seller has not exercised the put option for the transfer of the 29% of their ownership interest to Corsair.

The exercise price of the put option is based on multiples of iDisplay’s historical TTM EBITDA less any debt. The put option makes this portion of the noncontrolling interest redeemable and therefore, the RNCI is classified as temporary equity on our condensed consolidated balance sheets and carried at the greater of the initial carrying amount, increased or decreased, for the RNCI share of comprehensive income (loss), contributions and distributions, or the redemption value. The change in redemption value is recognized through retained earnings.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 18

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Balance at beginning of period	$15,925	$20,646	$15,937	$21,367
Share of net income	407	237	724	452
Share of other comprehensive loss	(50)	(75)	(194)	(53)
Dividend paid	—	—	(1,160)	—
Change in redemption value (1)	5,385	(5,577)	6,360	(6,535)
Balance at end of period	$21,667	$15,231	$21,667	$15,231
(1)
These amounts represent increases or (decreases) in redemption value over the carrying value for the respective periods. These amounts were recorded as an offset to retained earnings impacting the net income (loss) used in the calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc. for these periods.

16. Subsequent Event

On July 1, 2024 (the “Execution Date”), we entered into a Share Purchase Amendment Agreement (the “SPAA”) to acquire an additional 30% ownership stake in iDisplay, which will increase our total ownership stake in iDisplay from 51% to 81%, and correspondingly will decrease the iDisplay Seller's ownership interest in iDisplay from 49% to 19%. The closing conditions of the SPAA were completed on July 8, 2024, along with our payment in full of the cash consideration of $19.75 million to the iDisplay Seller.

In addition, the SPAA replaced the call option and put option in the original Shareholders Agreement with new options. Under the SPAA, a put option was provided to the iDisplay Seller to sell up to 19% of ownership interest in iDisplay to Corsair within one year after the fifth anniversary date of the Execution Date, and a call option was provided to Corsair to purchase up to 19% ownership interest in iDisplay at any time after the second anniversary of the Execution Date. The exercise price of the put and call options of the SPAA remained the same as the terms defined in the original Shareholders Agreement, which is based on certain multiples of iDisplay’s trailing twelve-month earnings before interest, income tax, depreciation and amortization (“TTM EBITDA”) less any debt. In addition, if the founder of iDisplay ceases to serve as the manager of iDisplay, voluntarily or with cause, we are entitled to an irrevocable call option to purchase up to 19% ownership interest in iDisplay at any time during the five years after the Execution Date and the exercise price is based on a prescribed multiple of TTM EBITDA.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 19

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

On May 15, 2024, one of our fully consolidated subsidiaries, Corsair Components Ltd, or CCL, agreed to provide short-term financing to Endor AG, a German public company, or Endor, in the form of a bridge loan, pursuant to a bridge loan agreement between Endor and CCL, or the Bridge Loan Agreement. Endor owns Fanatec brand, and is a leading manufacturer of sim racing hardware. The Bridge Loan Agreement was entered into in connection with a Letter of Intent (the “LOI”) executed on the same day with Endor for a potential acquisition of Endor. As of the date of this filing, the LOI has expired, and on July 30, 2024, Endor announced it has filed for the German insolvency proceedings (the “Insolvency Proceedings”) and has commenced work on the various steps involved in the Insolvency Proceedings. Per terms of the Bridge Loan Agreement, CCL has no obligation to disburse any more funds on the expiration of the LOI and Endor's insolvency filing. Once Endor’s Insolvency Plan is approved by the German Court, we expect the outstanding amount of the Bridge Loan receivable, including the accrued interest to be repaid to CCL. We expect the Insolvency Proceedings to be completed within six months from their commencement date.

Summary of Financial Results

Our net revenue was $261.3 million and $325.4 million for the three months ended June 30, 2024,and 2023, respectively. Our gross margin was 24.1% and 25.5% for the three months ended June 30, 2024 and 2023, respectively. We had a net loss of $23.5 million and $4.1 million for the three months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, we had cash and restricted cash, in the aggregate of $94.6 million and the principal balance outstanding on our Term Loan was $180.9 million. Cash used in operations was $44.8 million for the six months ended June 30, 2024, and cash provided by operations was $44.0 million for the six months ended June 30, 2023.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and those described below.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 20

Impact of Macroeconomic Conditions

Our business and financial performance depend significantly on worldwide economic conditions. We continue to face global macroeconomic challenges including the ongoing effects of geopolitical conflicts, such as the ongoing war between Russia and Ukraine, the ongoing conflict in Gaza, including the heightened tensions in the Red Sea, and any potential conflicts between China and Taiwan, supply chain constraints, uncertainty in key financial markets and the risk of a recession, inflationary trends, volatility in exchange rates and evolving dynamics in the global trade environment. We also experience seasonality in the sale of our products, which may be affected by general economic conditions. The extent of the impact of macroeconomic conditions and geopolitical tensions on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our mitigation plans.

We are exposed to fluctuations in foreign currency exchange rates. As a result of our foreign sales and operations, we have revenue, payroll and other operating expenses denominated in foreign currencies, in particular the Chinese Yuan, Euro and British Pound. Unfavorable movement in the exchange rate between the U.S. dollar and the currencies we conduct sales or operate in may negatively impact our financial results. While the foreign currency fluctuations did not have a material impact to our operating results for the six months ending June 30, 2024, there can be no assurance that future foreign currency fluctuations will not have a material impact to our operating results.

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. These trends will over time bring more gamers and creators to purchase dedicated hardware and grow the market for peripheral products. The growth of this market will not be linear, as it is impacted by macro-economic and consumer confidence conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the timing of release of new game titles and next-gen CPUs and GPUs, as discussed in the bullet below. As for the peripherals market, during the first half of 2024, our Gamer and Creator Peripherals segment benefited from a slight improvement in the peripherals market compared to the same period last year. We were also able to increase our sales in this segment through expanding our product offerings, such as the Teleprompters, PC controllers and mobile controllers, and several new keyboards. We expect this trend to continue into the second half of 2024 and in 2025.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers. During 2023, we experienced overall demand increase for our gaming components and systems products primarily driven by the self-built PC market expansion from the increase in availability in late 2022 of new and reasonably priced GPUs and CPUs as well as the release of new game titles. In 2024, we are mid-cycle for new GPU platforms, and as a result, we do not expect a similar increase in demand driven by these new GPU platforms and some highly anticipated game title releases until the next substantial GPU launch which is now expected in late 2024 and 2025. The slowdown in the self-built PC market activity in the first half of 2024, led to a decrease in demand for our products in the Gaming Components and Systems segment in the six months ended June 30, 2024.

Impact of Customer Concentration

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 29.7% and 28.0% of our net revenue for the six months ended June 30, 2024 and 2023, respectively, and sales to our ten largest customers accounting for approximately 52.6% and 54.8% of our net revenue for the six months ended June 30, 2024 and 2023, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 21

and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. In the last few years, we have entered into several new markets, for example the cameras market for content creators and the gaming monitors market for both gamers and content creators. We launched 108 and 39 new products in 2023 and in the six months ended June 30, 2024, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, and shifts in customer behavior.

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

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 22

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

Interest Income

Interest income consists of interest earned on interest-bearing bank deposits and interest-bearing Bridge Loan, net of amortization of Bridge Loan origination costs.

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

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 23

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net revenue	$261,300	$325,432	$598,557	$679,396
Cost of revenue	198,215	242,600	448,833	511,160
Gross profit	63,085	82,832	149,724	168,236
Operating expenses:
Sales, general and administrative	70,388	69,953	150,605	137,482
Product development	17,411	15,593	34,052	32,431
Total operating expenses	87,799	85,546	184,657	169,913
Operating loss	(24,714)	(2,714)	(34,933)	(1,677)
Other (expense) income:
Interest expense	(3,436)	(4,496)	(7,127)	(8,798)
Interest income	1,158	1,978	2,723	3,452
Other expense, net	(516)	(1,134)	(977)	(1,630)
Total other expense, net	(2,794)	(3,652)	(5,381)	(6,976)
Loss before income taxes	(27,508)	(6,366)	(40,314)	(8,653)
Income tax benefit	4,001	2,287	5,778	2,926
Net loss	(23,507)	(4,079)	(34,536)	(5,727)
Less: Net income attributable to noncontrolling interest	687	401	1,223	765
Net loss attributable to Corsair Gaming, Inc.	$(24,194)	$(4,480)	$(35,759)	$(6,492)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	75.9	74.5	75.0	75.2
Gross profit	24.1	25.5	25.0	24.8
Operating expenses:
Sales, general and administrative	26.9	21.5	25.2	20.2
Product development	6.7	4.8	5.7	4.8
Total operating expenses	33.6	26.3	30.9	25.0
Operating loss	(9.5)	(0.8)	(5.9)	(0.2)
Other (expense) income:
Interest expense	(1.3)	(1.4)	(1.2)	(1.3)
Interest income	0.4	0.6	0.5	0.5
Other expense, net	(0.2)	(0.3)	(0.2)	(0.2)
Total other expense, net	(1.1)	(1.1)	(0.9)	(1.0)
Loss before income taxes	(10.6)	(1.9)	(6.8)	(1.3)
Income tax benefit	1.5	0.7	1.0	0.4
Net loss	(9.1)	(1.2)	(5.8)	(0.9)
Less: Net income attributable to noncontrolling interest	0.3	0.1	0.2	0.1
Net loss attributable to Corsair Gaming, Inc.	(9.4)%	(1.3)%	(6.0)%	(1.0)%

Components of Results of Operations

Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net revenue	$261,300	$325,432	$598,557	$679,396

Net revenue decreased by 19.7% and 11.9% for the three and six months ended June 30, 2024, respectively, as compared to the same periods last year.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 24

The decrease in net revenue in the three-month period was due to a 32.3% decrease in sales for our Gaming Components and Systems segment, which was partially offset by a 19.6% increase in sales for our Gamer and Creator Peripherals segment.

The decrease in net revenue in the six-month period was due to a 22.3% decrease in sales for our Gaming Components and Systems segment, which was partially offset by a 20.0% increase in sales for our Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except percentages)
Gross profit	$63,085	$82,832	$149,724	$168,236
Gross margin	24.1%	25.5%	25.0%	24.8%

Gross margin decreased by 1.4% for the three months ended June 30, 2024, as compared to the same period last year. Higher spending on promotional activities as a proportion of net revenue of our Gaming Components and Systems segment accounted for 1.8% of the decrease, while higher product costs from suppliers and factory underutilization accounted for 0.9% of the decrease. The decrease was partially offset by 1.6% from an improved product mix shift with more sales in the Gamer and Creator Peripherals segment.

Gross margin increased by 0.2% for the six months ended June 30, 2024, as compared to the same period last year. 1.4% of the increase was primarily attributable to an improved product mix shift with more sales in the Gamer and Creator Peripherals segment, which was partially offset by a 1.0% from higher spending on promotional activities as a proportion of net revenue of our Gaming Components and Systems segment for the six months ended June 30, 2024.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to the “Segment Results” section below.

Sales, General and Administrative (SG&A)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Sales, general and administrative	$70,388	$69,953	$150,605	$137,482

SG&A expenses increased by $0.4 million, or 0.6%, for the three months ended June 30, 2024 as compared to the same period last year primarily due to a $1.1 million increase in professional service costs and a $0.6 million increase in marketing and advertising costs, which were partially offset by a $1.7 million decrease in personnel-related costs.

SG&A expenses increased by $13.1 million, or 9.5%, for the six months ended June 30, 2024 as compared to the same period last year primarily due to a $7.9 million increase in legal expense mainly attributable to a one-time settlement, a $2.2 million increase in distribution costs, largely attributable to rationalization costs for distribution hubs as well as increased freight costs, and a $1.2 million increase in marketing and advertising costs.

Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Product development	$17,411	$15,593	$34,052	$32,431

Product development expenses increased by $1.8 million, or 11.7%, for the three months ended June 30, 2024 as compared to the same period last year primarily due to a $0.7 million increase in personnel-related costs and a $0.6 million increase in consulting and contractor costs.

Product development expenses increased by $1.6 million, or 5.0%, for the six months ended June 30, 2024 as compared to the same period last year primarily due to a $1.6 million increase in personnel-related costs from increase in headcount.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 25

Interest Expense, Interest Income and Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Interest expense	$(3,436)	$(4,496)	$(7,127)	$(8,798)
Interest income	1,158	1,978	2,723	3,452
Other expense, net	(516)	(1,134)	(977)	(1,630)

Interest expense decreased by 23.6% and 19.0% for the three and six months ended June 30, 2024, respectively, as compared to the same periods last year primarily due to lower principal balance on our Term Loan, which was partially offset by higher interest rates on our Term Loan in the three and six months ended June 30, 2024.

Interest income decreased by 41.5% and 21.1% for the three and six months ended June 30, 2024 and 2023, respectively, as compared to the same periods last year primarily due to lower cash balance in our interest-bearing account.

Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except percentages)
Loss before income taxes	$(27,508)	$(6,366)	$(40,314)	$(8,653)
Income tax benefit	4,001	2,287	5,778	2,926
Effective tax rate	14.5%	35.9%	14.3%	33.8%

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

Our effective tax rates were 14.5% and 35.9% for the three months ended June 30, 2024 and 2023, respectively. The decrease in our effective rate in the three-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, and an increase in shortfall tax deficiencies from stock-based compensation.

Our effective tax rates were 14.3% and 33.8% for the six months ended June 30, 2024 and 2023, respectively. The decrease in our effective rate in the six-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, and an increase in shortfall tax deficiencies from stock-based compensation.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation, including United Kingdom which approved the legislation on July 11, 2023 with a full effective date of January 1, 2024. We have evaluated the potential impact from the OECD Pillar Two rules and determined that there is no impact to our financial position for the year of 2024.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 26

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023

Gamer and Creator Peripherals Segment	$94,229	36.1%	$78,755	24.2%	$201,202	33.6%	$167,697	24.7%
Gaming Components and Systems Segment
Memory Products	81,758	31.3	108,881	33.5	206,661	34.5	240,218	35.3
Other Component Products	85,313	32.6	137,796	42.3	190,694	31.9	271,481	40.0
	167,071	63.9	246,677	75.8	397,355	66.4	511,699	75.3
Total Net Revenue	$261,300	100.0%	$325,432	100.0%	$598,557	100.0%	$679,396	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased by 19.6% and 20.0% for the three and six months ended June 30, 2024, respectively, as compared to the same periods last year. The increase was driven by the success of recent new product launches, increased demand for our gaming controllers and Elgato products as well as the inclusion of post-acquisition revenues from our July 2023 acquisition of Drop, a community-based e-commerce company.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment decreased 32.3% and 22.3% for three and six months ended June 30, 2024, respectively, as compared to the same periods last year. The demand for our products in this segment is largely driven by the activity in the self-built PC market, which is heavily influenced by the launch of new, reasonably priced GPUs and CPUs, as well as the release of new game titles. However, in 2024, we are mid-cycle for new GPU platforms, resulting in a relatively flat-to-low market trajectory for the self-built PC market since the beginning of the year. This has led to a greater than anticipated decrease in demand for our products in this segment during both the three- and six-month periods. Additionally, we experienced a downward adjustment in inventory levels at our channel partners during the three- and six-month periods compared to an increase in channel inventory levels during the same periods last year, contributing to the lower net revenues for those periods.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023

Gamer and Creator Peripherals Segment	$35,699	37.9%	$25,509	32.4%	$79,342	39.4%	$52,157	31.1%
Gaming Components and Systems Segment
Memory Products	9,424	11.5	15,900	14.6	27,480	13.3	36,706	15.3
Other Component Products	17,962	21.1	41,423	30.1	42,902	22.5	79,373	29.2
	27,386	16.4	57,323	23.2	70,382	17.7	116,079	22.7
Total Gross Profit	$63,085	24.1%	$82,832	25.5%	$149,724	25.0%	$168,236	24.8%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased by 5.5% for the three months ended June 30, 2024 as compared to the same period last year. The increase was primarily attributable to a 4.3% from a more favorable product mix within this segment, lower product costs from suppliers and successful launches of new products with higher average margins, and a 1.8% from lower inventory reserves, partially offset by a 0.9% from higher air freight costs.

The gross margin of the Gamer and Creator Peripherals segment increased by 8.3% for the six months ended June 30, 2024 as compared to the same period last year. The increase was primarily attributable to a 4.9% from a more favorable product mix within this segment, lower product costs from suppliers and successful launches of new products with higher average margins, and a 3.3% from lower inventory reserve, partially offset by a 1.0% from higher air freight costs.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 27

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment decreased by 6.8% for the three months ended June 30, 2024 as compared to the same period last year. The decrease was primarily attributable to a 3.0% from an unfavorable product mix within this segment and higher product costs from suppliers, a 2.7% from increased promotional activities as a proportion of net revenue, and a 1.5% from factory underutilization and higher inventory reserves.

The gross margin of the Gaming Components and Systems segment decreased by 5.0% for the six months ended June 30, 2024 as compared to the same period last year. The decrease was primarily attributable to a 2.6% from an unfavorable product mix within this segment and higher product costs from suppliers, a 1.7% from increased promotional activities as a proportion of net revenue, and a 1.1% from factory underutilization and higher inventory reserves.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when applicable, through debt facilities and issuance of equity securities. As of June 30, 2024, our principal sources of liquidity were cash and restricted cash, in aggregate of $94.6 million, and our borrowing capacity under the Revolving Facility (as defined below) of $100.0 million.

We have a shelf-registration statement on Form S-3 on file with the SEC, which allows us to offer securities, including common stock, preferred stock and warrants, through August 1, 2025. As of June 30, 2024, $216.7 million remained available for issuance under the shelf-registration statement.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions (including our short-term Bridge Loan financing to Endor).

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at June 30, 2024, supplemented with the borrowing capacity under our Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash provided by (used in):
Operating activities	$(44,779)	$43,972
Investing activities	(16,398)	(7,457)
Financing activities	(22,142)	(7,105)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $44.8 million and consisted of a net loss of $34.5 million and a net cash outflow of $37.3 million from changes in our net operating assets and liabilities, offset partially by non-cash adjustments of $27.0 million. The net cash outflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to a reduction in the accruals needed for sales returns and customer incentives with lower revenues, as well as an increase in inventories, attributable in part to the buildup of safety stock to accommodate supply lead times in our peripherals products and in part due to lower demand for our components products in the first half of 2024. These net cash outflows were partially offset by a decrease in accounts receivable from lower revenue and a decrease in prepaid and other assets. The non-cash adjustments primarily consisted of amortization of intangibles, depreciation and stock-based compensation expense, which were partially offset by changes in deferred income taxes.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 28

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

Cash Flows from Investing Activities

Cash used in investing activities was $16.4 million for the six months ended June 30, 2024 and primarily consisted of $12.3 million disbursement of Bridge Loan (refer to Note 7, “Balance Sheet Component - Accounts Receivable, net” for more information on the Bridge Loan), $5.0 million of capital expenditure, partially offset by $1.0 million cash received from escrow for the purchase price adjustment related to a business acquisition.

Cash used in investing activities was $7.5 million for the six months ended June 30, 2023 and consisted of purchases of equipment and software.

Cash Flows from Financing Activities

Cash used in financing activities was $22.1 million for the six months ended June 30, 2024 and primarily consisted of $18.1 million repayment of debt, $4.9 million settlement of deferred consideration related to a prior business acquisition in 2019, $2.0 million payment of dividends to noncontrolling interest, and $0.4 million payment of taxes related to net share settlement of equity awards, partially offset by $3.3 million proceeds received from the issuance of shares through the employee equity incentive plans.

Cash used in financing activities was $7.1 million for the six months ended June 30, 2023 and primarily consisted of $11.3 million repayment of debt, $1.0 million payment of deferred purchase consideration related to a prior business acquisition in 2019, and $0.8 million payment of taxes related to net share settlement of equity awards, partially offset by $6.4 million proceeds received from the issuance of shares through employee equity incentive plans.

Capital Resources

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a total commitment of $350.0 million, consisting of a $100.0 million revolving credit facility (the “Revolving Facility”) and a $250.0 million term loan facility (the “Term Loan”). The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $11.9 million and $34.1 million of the Term Loan principal in the six months ended June 30, 2024 and in the year ended December 31, 2023, respectively. As of June 30, 2024, the total principal outstanding of the Term Loan was $180.9 million and the available and uncommitted capacity under the Revolving Facility was $100 million.

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

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of June 30, 2024, we were not in default under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 29

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of June 30, 2024 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$201,937	$23,472	$178,465	$—	$—
Inventory-related purchase obligations (2)	83,330	83,330	—	—	—
Operating lease obligations (3)	80,267	16,327	23,625	15,788	24,527
Other purchase obligations (4)	12,915	12,709	206	—	—
Payment for additional investment in iDisplay (5)	19,750	19,750	—	—	—
Total	$398,199	$155,588	$202,296	$15,788	$24,527
(1)
Amounts represent the principal cash payments as of June 30, 2024 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.
(5)
Amount represents the cash payment made on July 8, 2024 relating to the additional investment in iDisplay. See Note 16, “Subsequent Event” to our condensed consolidated financial statements for more information.

As of June 30, 2024, we had $4.5 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of June 30, 2024, we had cash and restricted cash of $94.6 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of June 30, 2024, under the Credit Agreement, we had $180.9 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily BSBY. See Note 8, “Debt - Credit Agreement” to our condensed consolidated financial statements for additional information on the Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of June 30, 2024, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $1.8 million.

Foreign Currency Risk

Approximately 19.4% of our net revenue for the six months ended June 30, 2024 was denominated in foreign currencies, primarily Euro, and to a lesser extent, the British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $22.0 million and $44.3 million as of June 30, 2024 and December 31, 2023, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The impact of changes in foreign currency rates, including the gains or (losses) on the forward currency contracts, recognized in other expense, net was $(1.0) million and $(1.8) million for the six months ended June 30, 2024 and 2023, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $1.6 million in our condensed consolidated financial statements for the six months ended June 30, 2024.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 31

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 32

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On July 31, 2024 (the “Effective Date”), we entered into an indemnity and reimbursement arrangement (the “Indemnity Letter”) with our largest stockholder Corsair Group (Cayman), LP (“Corsair LP”), an affiliate of EagleTree Capital, LP (“EagleTree”). From time to time, affiliates of Corsair LP including EagleTree have provided us, and may in the future provide us, with advisory services relating to certain strategic transactions including some of our prior acquisitions (“Transaction Services”). Pursuant to the terms of the Indemnity Letter and subject to certain limitations, we have agreed to indemnify Corsair LP, its affiliates (including EagleTree) and its and their respective direct and indirect partners, members, equityholders, officers, managers, directors, employees, agents and representatives for all losses, claims, damages, liabilities, costs and expenses arising out of or related to the Transaction Services. The foregoing description of the Indemnity Letter is not complete and is qualified in its entirety by reference to the full text of the Indemnity Letter, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

(b) None.

(c) None of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 33

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/18/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	4.2	11/10/2020

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	03/11/2021

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.4	09/14/2020

10.1	Indemnification Letter, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.				X

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a‑14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: August 1, 2024	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Corsair Gaming, Inc. | Q2 2024 Form 10-Q | 35