Form 10-Q
period 2024-09-30
Corsair Gaming, Inc.
filed 2024-11-06
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the registrant had 104,700,368 shares of common stock, $0.0001 par value per share, outstanding.

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

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenue	$304,199	$363,193	$902,756	$1,042,589
Cost of revenue	234,538	273,840	683,371	785,000
Gross profit	69,661	89,353	219,385	257,589
Operating expenses:
Sales, general and administrative	74,072	74,000	224,677	211,482
Product development	16,533	16,111	50,585	48,542
Total operating expenses	90,605	90,111	275,262	260,024
Operating loss	(20,944)	(758)	(55,877)	(2,435)
Other (expense) income:
Interest expense	(3,011)	(4,271)	(10,138)	(13,069)
Interest income	297	1,742	3,020	5,194
Other income (expense), net	(910)	304	(1,887)	(1,326)
Total other expense, net	(3,624)	(2,225)	(9,005)	(9,201)
Loss before income taxes	(24,568)	(2,983)	(64,882)	(11,636)
Income tax benefit (expense)	(27,018)	97	(21,240)	3,023
Net loss	(51,586)	(2,886)	(86,122)	(8,613)
Less: Net income attributable to noncontrolling interest	122	193	1,345	958
Net loss attributable to Corsair Gaming, Inc.	$(51,708)	$(3,079)	$(87,467)	$(9,571)

Calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(51,708)	$(3,079)	$(87,467)	$(9,571)
Change in redemption value of redeemable noncontrolling interest	(6,684)	—	(13,044)	6,535
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(58,392)	$(3,079)	$(100,511)	$(3,036)

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.56)	$(0.03)	$(0.97)	$(0.03)
Diluted	$(0.56)	$(0.03)	$(0.97)	$(0.03)
Weighted-average common shares outstanding:
Basic	104,397	102,863	103,974	102,288
Diluted	104,397	102,863	103,974	102,288

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 2

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(51,586)	$(2,886)	$(86,122)	$(8,613)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $(65) and $102 for the three months ended September 30, 2024 and 2023, respectively, and $102 and $148 for the nine months ended September 30, 2024 and 2023, respectively.	3,915	(2,986)	2,284	66
Unrealized foreign exchange gain (loss) from long-term intercompany loan, net of tax benefit (expense) of nil and nil for the three months ended September 30, 2024 and 2023, respectively, and $160 and $(127) for the nine months ended September 30, 2024 and 2023, respectively.	228	(152)	211	(174)
Comprehensive loss	(47,443)	(6,024)	(83,627)	(8,721)
Less: Comprehensive income (loss) attributable to noncontrolling interest	166	(7)	1,061	668
Comprehensive loss attributable to Corsair Gaming, Inc.	$(47,609)	$(6,017)	$(84,688)	$(9,389)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 3

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash	$58,911	$175,620
Restricted cash	2,450	2,705
Accounts receivable, net	178,102	253,268
Inventories	293,005	240,172
Prepaid expenses and other current assets	39,085	39,824
Total current assets	571,553	711,589
Restricted cash, noncurrent	245	239
Property and equipment, net	32,125	32,212
Goodwill	357,520	354,705
Intangible assets, net	175,387	188,009
Other assets	65,836	70,709
Total assets	$1,202,666	$1,357,463
Liabilities
Current liabilities:
Debt maturing within one year, net	$12,223	$12,190
Accounts payable	190,600	239,957
Other liabilities and accrued expenses	158,301	166,340
Total current liabilities	361,124	418,487
Long-term debt, net	164,993	186,006
Deferred tax liabilities	8,388	17,395
Other liabilities, noncurrent	55,290	41,595
Total liabilities	589,795	663,483
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interest	14,387	15,937
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 104,690 and 103,255 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	659,895	630,642
(Accumulated deficit) retained earnings	(60,101)	40,410
Accumulated other comprehensive loss	(1,320)	(3,487)
Total Corsair Gaming, Inc. stockholders’ equity	598,484	667,575
Nonredeemable noncontrolling interest	—	10,468
Total permanent equity	598,484	678,043
Total liabilities, temporary equity and permanent equity	$1,202,666	$1,357,463

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 4

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Loss	Equity	Interest	Equity

Balance as of June 30, 2024	104,073	$10	$649,235	$(1,709)	$(4,807)	$642,729	$10,033	$652,762
Net income (loss)	—	—	—	(51,708)	—	(51,708)	8	(51,700)
Other comprehensive income (loss)	—	—	—	—	4,099	4,099	(4)	4,095
Issuance of common stock in connection with employee equity incentive plans	633	—	1,810	—	—	1,810	—	1,810
Shares withheld related to net share settlement	(16)	—	(147)	—	—	(147)	—	(147)
Stock-based compensation	—	—	7,424	—	—	7,424	—	7,424
Change in redemption value of redeemable noncontrolling interest	—	—	—	(6,684)	—	(6,684)	—	(6,684)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,060)	(1,060)
Purchase of additional ownership interest	—	—	1,573	—	(612)	961	(449)	512
Reclassification to temporary equity (refer to Note 15)	—	—	—	—	—	—	(8,528)	(8,528)
Balance as of September 30, 2024	104,690	$10	$659,895	$(60,101)	$(1,320)	$598,484	$—	$598,484

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of June 30, 2023	102,748	$10	$614,671	$37,266	$(3,761)	$648,186	$10,505	$658,691
Net income (loss)	—	—	—	(3,079)	—	(3,079)	79	(3,000)
Other comprehensive loss	—	—	—	—	(2,938)	(2,938)	(82)	(3,020)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(400)	(400)
Issuance of common stock in connection with employee equity incentive plans	251	—	411	—	—	411	—	411
Shares withheld related to net share settlement	(31)	—	(531)	—	—	(531)	—	(531)
Stock-based compensation	—	—	7,877	—	—	7,877	—	7,877
Balance as of September 30, 2023	102,968	$10	$622,428	$34,187	$(6,699)	$649,926	$10,102	$660,028

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 5

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Loss	Equity	Interest	Equity

Balance as of December 31, 2023	103,255	$10	$630,642	$40,410	$(3,487)	$667,575	$10,468	$678,043
Net income (loss)	—	—	—	(87,467)	—	(87,467)	507	(86,960)
Other comprehensive income (loss)	—	—	—	—	2,779	2,779	(138)	2,641
Issuance of common stock in connection with employee equity incentive plans	1,482	—	5,110	—	—	5,110	—	5,110
Shares withheld related to net share settlement	(47)	—	(562)	—	—	(562)	—	(562)
Stock-based compensation	—	—	23,132	—	—	23,132	—	23,132
Change in redemption value of redeemable noncontrolling interest	—	—	—	(13,044)	—	(13,044)	—	(13,044)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,860)	(1,860)
Purchase of additional ownership interest	—	—	1,573	—	(612)	961	(449)	512
Reclassification to temporary equity (refer to Note 15)	—	—	—	—	—	—	(8,528)	(8,528)
Balance as of September 30, 2024	104,690	$10	$659,895	$(60,101)	$(1,320)	$598,484	$—	$598,484

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity

Balance as of December 31, 2022	101,385	$10	$593,486	$37,223	$(6,881)	$623,838	$10,229	$634,067
Net income (loss)	—	—	—	(9,571)	—	(9,571)	392	(9,179)
Other comprehensive income (loss)	—	—	—	—	182	182	(119)	63
Change in redemption value of redeemable noncontrolling interest	—	—	—	6,535	—	6,535	—	6,535
Dividend paid to nonredeemable noncontrolling interests	—	—	—	—	—	—	(400)	(400)
Issuance of common stock in connection with employee equity incentive plans	1,666	—	6,790	—	—	6,790	—	6,790
Shares withheld related to net share settlement	(83)	—	(1,318)	—	—	(1,318)	—	(1,318)
Stock-based compensation	—	—	23,470	—	—	23,470	—	23,470
Balance as of September 30, 2023	102,968	$10	$622,428	$34,187	$(6,699)	$649,926	$10,102	$660,028

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 6

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(86,122)	$(8,613)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	23,125	23,245
Depreciation	9,494	9,016
Amortization	28,582	29,005
Deferred income taxes, net of valuation allowance	12,766	(7,724)
Other	2,789	2,493
Changes in operating assets and liabilities:
Accounts receivable	74,258	(18,070)
Inventories	(9,569)	(35,452)
Prepaid expenses and other assets	216	(4,551)
Accounts payable	(61,316)	38,287
Other liabilities and accrued expenses	(13,901)	4,424
Net cash (used in) provided by operating activities	(19,678)	32,060
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(43,131)	(14,220)
Purchase of property and equipment	(8,351)	(10,784)
Purchase of intangible asset	(100)	—
Purchase price adjustment related to business acquisition	1,041	—
Net cash used in investing activities	(50,541)	(25,004)
Cash flows from financing activities:
Repayment of debt	(21,250)	(16,250)
Borrowings from line of credit	21,500	—
Repayment of line of credit	(21,500)	—
Purchase of additional ownership interest	(19,750)	—
Payment of deferred and contingent consideration	(4,942)	(950)
Proceeds from issuance of shares through employee equity incentive plans	5,110	6,790
Payment of taxes related to net share settlement of equity awards	(562)	(1,318)
Dividend paid to noncontrolling interest	(5,222)	(980)
Payment of other offering costs	—	(497)
Net cash used in financing activities	(46,616)	(13,205)
Effect of exchange rate changes on cash	(123)	(141)
Net decrease in cash and restricted cash	(116,958)	(6,290)
Cash and restricted cash at the beginning of the period	178,564	154,060
Cash and restricted cash at the end of the period	$61,606	$147,770
Supplemental cash flow disclosures:
Cash paid for interest	$9,830	$12,742
Cash paid for income taxes, net	5,223	4,457
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,946	$1,203
Right-of-use assets obtained in exchange for operating lease liabilities	27,555	1,513

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 7

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

Corsair is organized into two reportable segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, sim racing products, and gaming furniture, among others.
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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of September 30, 2024 and our results of operations for the three and nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 8

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

Our financial assets and liabilities that were measured at fair value on a recurring basis consisted of foreign currency forward contracts and the fair values of these contracts, which were classified as Level 2 of the fair value hierarchy, were based on similar exchange traded derivatives and the related asset or liability. The balances of our financial assets and liabilities as of September 30, 2024 and December 31, 2023 were not material.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $19.5 million and $44.3 million as of September 30, 2024 and December 31,

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 9

2023, respectively. The net fair value gains (losses) recognized in other expense, net in relation to these derivative instruments was $(1.3) million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and was $(0.7) million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

5. Business Combinations

Fanatec Acquisition

On September 13, 2024, one of our subsidiaries, Corsair GmbH (“GmbH”) executed an Asset Purchase Agreement (“APA”) to purchase the business (the “Fanatec Business”) of Endor AG (“Endor”), which includes certain assets and all the personnel of Endor, as well as the equity interests of certain of Endor’s subsidiaries. Endor AG is a German public entity that created the leading end-to-end premium Fanatec sim racing product line. The Fanatec sim racing product line, which fully complements our sim racing chassis, gaming PCs, gaming and streaming peripherals, and monitors, will expand our product offerings in these markets.

The Fanatec APA was consummated on September 19, 2024 (the “Fanatec Acquisition Date”) for a cash purchase consideration of approximately $43.7 million, net of $4.5 million of cash acquired.

Prior to the Fanatec acquisition, another of our subsidiaries, Corsair Components Ltd (“CCL”), entered into a Bridge Loan Agreement (“Bridge Loan”) in May 2024 and a Debtor-In-Possession Loan Agreement (“DIP Loan”) in September 2024 with Endor to provide short-term financing for Endor's operations in connection with our intent to acquire the Fanatec Business through a German restructuring process. Pursuant to the terms of the APA, the total principal and interest owed by Endor to CCL as of the Fanatec Acquisition Date for the Bridge Loan and DIP Loan of approximately $16.6 million, in aggregate, was set-off against the purchase price, and accordingly, on the Fanatec Acquisition Date, GmbH paid CCL $16.6 million cash to settle the Bridge Loan and DIP Loan (including interest of $0.6 million) on behalf of Endor. GmbH paid the remaining $31.6 million purchase consideration to Endor in cash on the Fanatec Acquisition Date.

Because the Fanatec acquisition met the definition of a business, it has been accounted for as a business combination using the acquisition method of accounting. Fanatec’s results of operations are included in our condensed consolidated statements of operations with effect from September 19, 2024.

The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed as of the Fanatec Acquisition Date. The primary areas of the purchase price allocation that are not yet finalized consist of income tax and indirect tax considerations and the validation of certain inventory values, accounts payables and accrued liabilities. We will continue to reflect measurement period adjustments to purchase price allocation, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in adjustments to the values presented in the following table (in thousands):

Amounts

Inventories	$43,583
Prepaid and other assets	440
Property and equipment	780
Identifiable intangible assets	15,129
Goodwill	2,151
Accounts payable	(11,761)
Accrued liabilities	(6,298)
Deferred tax liabilities	(301)
Purchase consideration, net of cash acquired	$43,723

	Valuation	Useful Life
	(In thousands)	(In years)

Trade name	$11,347	15
Product technology	3,782	6
Total identifiable intangible assets	$15,129

The fair value of the working capital related items, as well as the fair value of property and equipment approximated their book values at the Fanatec Acquisition Date. The fair value of the inventories was estimated by major category, at an estimate of net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Fanatec Acquisition Date was $4.7 million, of which we

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 10

recognized $0.5 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, upon the sale of the acquired inventory.

The goodwill of $2.2 million represents the expansion of our market presence by utilizing Fanatec's strength and brand in the sim racing market. The goodwill is deductible for tax purposes and is assigned to our Peripherals reporting unit.

The $15.1 million identifiable intangible assets acquired include trade name of $11.3 million and product technology of $3.8 million. The fair values of the identified intangible assets were estimated primarily using the income approach and were based on inputs that are not observable in the market which we consider to be Level 3 inputs. These intangible assets are being amortized over their estimated useful lives, ranging from 6 to 15 years, using the straight-line method of amortization. The identifiable intangible assets acquired are deductible for tax purposes.

The acquisition-related costs incurred in the three and nine months ended September 30, 2024 was $1.3 million and $2.4 million, respectively, and these amounts are primarily reported within sales and general and administrative expenses in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

Pro forma information is not included because the effects of the Fanatec Acquisition were not material to our condensed consolidated statements of operations for the periods presented.

Drop Acquisition

On July 14, 2023 (the “Drop Acquisition Date”), we completed the acquisition of the assets and business of Massdrop Inc. (“Drop”), including the assumption of trade payables and certain accrued liabilities (the “Drop Acquisition”) for a cash purchase consideration of approximately $14.2 million, net of $0.6 million of cash acquired. On January 29, 2024, in connection with a joint release letter executed between us and Drop's seller, we received a refund of $1.0 million from escrow funds in relation to a purchase price adjustment for net working capital. With this refund, total purchase consideration, net of cash acquired, decreased to $13.2 million.

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

The fair value of certain working capital related items, including accounts receivable, prepaid and other assets, accounts payable and accrued liabilities, as well as the fair value of property and equipment approximated their book values at the Drop Acquisition Date. The fair value of the inventories was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Drop Acquisition Date was $2.0 million, of which we recognized $0.1 million, $0.5 million and $1.5 million in cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and for the year ended December 31, 2023, respectively, upon the sale of the acquired inventory.

The goodwill of $6.0 million represents the expansion of our market presence by utilizing Drop's strength in direct consumer reach as well as the ability to expand the customizable keyboard and keycap market. The goodwill is deductible for tax purposes and is assigned to our Peripherals reporting unit.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 11

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

The acquisition-related costs incurred in the nine months ended September 30, 2024 and 2023 were not material.

6. Goodwill and Intangible Assets

Goodwill

We conduct our goodwill impairment analysis annually on October 1 or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying value.

Due to a change in business strategies, with effect from July 1, 2024, two of our existing reporting units (the Systems reporting unit and the Components reporting unit) within the Gaming Components and Systems segment were combined (refer to as the Component and Systems reporting unit) because they now satisfy the aggregation criteria under the applicable accounting guidance. Since the composition of our other reporting units, the Peripherals reporting unit and the Memory reporting unit did not change, the carrying value of the goodwill for the Component and Systems reporting was determined as the sum of the goodwill carrying value for the Components reporting unit and the Systems reporting unit as of July 1, 2024.

During the three months ended September 30, 2024, the sustained decline in our stock price, combined with a reduction in our revenue forecasts, was considered a triggering event indicating that it was possible that the fair value of our reporting units could be less than their carrying amounts, including goodwill. As a result, we performed an interim quantitative goodwill impairment test as of September 30, 2024 using a combination of the income valuation approach and market approach methodologies. The determination of the fair value of the reporting units using the aforementioned methodologies requires significant estimates and assumptions, including but not limited to, discount rate, terminal growth rates, market multiple data from selected guideline companies, and management's internal forecasts. Management determined that the fair values of the reporting units were not less than their respective carrying amounts. As of September 30, 2024, the indicated fair value was in excess of carrying value for our Component and Systems, Peripherals, and Memory reporting units by approximately 23%, 35% and 194%, respectively.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2023	$148,936	$205,769	$354,705
Addition from business acquisition	—	2,151	2,151
Measurement period adjustments	—	(28)	(28)
Effect of foreign currency exchange rates	(6)	698	692
Balance as of September 30, 2024	$148,930	$208,590	$357,520

Intangible assets, net

As a result of the goodwill triggering event described above, we also performed an interim impairment test for our indefinite-lived intangible asset and our finite-lived intangible assets as of September 30, 2024. The fair value of our indefinite-lived intangible assets was determined based on the relief from royalty method and the recoverability of our finite-lived intangible assets was determined based on the undiscounted cash flows method. No impairment resulted from these interim impairment tests.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 12

The following table is a summary of intangible assets, net (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$51,015	$27,287	$23,728	$47,221	$21,206	$26,015
Trade name	45,960	10,976	34,984	34,114	9,060	25,054
Customer relationships	218,464	155,288	63,176	218,453	138,800	79,653
Patent portfolio	36,292	21,445	14,847	34,781	17,031	17,750
Supplier relationships	5,940	2,722	3,218	6,136	2,045	4,091
Total finite-life intangibles	357,671	217,718	139,953	340,705	188,142	152,563
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	4	—	4	16	—	16
Total intangible assets	$393,105	$217,718	$175,387	$376,151	$188,142	$188,009

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

The estimated future amortization expense of intangible assets as of September 30, 2024 is as follows (in thousands):

Amounts

Remainder of 2024	$9,899
2025	39,283
2026	35,973
2027	26,188
2028	5,885
Thereafter	22,725
Total	$139,953

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	September 30, 2024	December 31, 2023

Cash	$58,911	$175,620
Restricted cash—short term	2,450	2,705
Restricted cash—noncurrent	245	239
Total cash and restricted cash	$61,606	$178,564

	September 30, 2024	December 31, 2023

Accounts receivable	$178,659	$254,433
Due from Factor	—	283
Allowance for doubtful accounts	(557)	(1,448)
Accounts receivable, net (1)	$178,102	$253,268

(1)
As of September 30, 2024, one customer represented 46.5% of our accounts receivable, net balance. As of December 31, 2023, two customers represented 42.9% and 18.5% of our accounts receivable, net balance, respectively.

	September 30, 2024	December 31, 2023

Raw materials	$58,040	$64,576
Work in progress	7,166	5,204
Finished goods	227,799	170,392
Inventories	$293,005	$240,172

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 13

	September 30, 2024	December 31, 2023

Manufacturing equipment	$33,253	$28,168
Leasehold improvements	20,857	19,789
Computer equipment, software and office equipment	16,920	16,083
Furniture and fixtures	5,881	3,825
Total property and equipment	$76,911	$67,865
Less: Accumulated depreciation and amortization	(44,786)	(35,653)
Property and equipment, net	$32,125	$32,212

	September 30, 2024	December 31, 2023

Right-of-use assets	$54,896	$36,324
Deferred tax asset	5,569	27,749
Other	5,371	6,636
Other assets	$65,836	$70,709

	September 30, 2024	December 31, 2023

Accrued reserves for customer incentive programs	$35,503	$41,148
Accrued reserves for sales returns	33,394	36,822
Operating lease liabilities, current	15,693	9,721
Accrued payroll and related expenses	11,179	17,989
Accrued freight expenses	10,560	13,553
Accrued legal expense	7,112	1,014
Accrued warranty	7,040	7,155
Contract liabilities	3,866	7,442
Other	33,954	31,496
Other liabilities and accrued expenses	$158,301	$166,340

	September 30, 2024	December 31, 2023

Operating lease liabilities, noncurrent	$50,544	$38,587
Other	4,746	3,008
Other liabilities, noncurrent	$55,290	$41,595

8. Debt

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $11.9 million and $34.1 million of the Term Loan principal in the nine months ended September 30, 2024 and in the year ended December 31, 2023, respectively.

The following table presents the carrying value of our Term Loan (in thousands):

	September 30, 2024	December 31, 2023

Term Loan (variable rate) due September 2026	$177,750	$199,000
Debt discount and issuance cost, net of amortization	(534)	(804)
Total debt	177,216	198,196
Less: debt maturing within one year, net	12,223	12,190
Long-term debt, net	$164,993	$186,006

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 14

As of September 30, 2024, the estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, was approximately $177.6 million.

As of September 30, 2024, and December 31, 2023, we had $100.0 million unused capacity under the Revolving Facility.

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

On August 19, 2024, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, which provides for, among other things, (i) effectuates the transition of the underlying variable interest rate from the BSBY to a forward-looking interest rate based on the Secured Overnight Financing Rate (“SOFR”), with no change to the applicable margin percentage spread, but with the addition of a rate spread adjustment in the amount of 0.10% per annum, (ii) increases the letter of credit sublimit from $15 million to $65 million and (iii) the issuance of letters of credit denominated in Euro.

The effective interest rate of our Term Loan, inclusive of the debt discount and debt issuance costs, was approximately 6.3% and 7.4% for the three months ended September 30, 2024 and 2023, respectively, and was approximately 7.0% and 7.3% for the nine months ended September 30, 2024 and 2023, respectively.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of September 30, 2024, we were not in default under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Credit Agreement:
Contractual interest expense for term loan	$2,784	$4,050	$9,489	$12,372
Contractual interest expense for revolving facility	29	—	29	—
Amortization of debt discount and issuance cost	133	132	404	398
Other	65	89	216	299
Total interest expense	$3,011	$4,271	$10,138	$13,069

The future principal payments under our total long-term debt as of September 30, 2024 are as follows (in thousands):

Amounts

Remainder of 2024	$3,125
2025	12,500
2026	162,125
2027	—
2028	—
Total debt	$177,750

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 15

9. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Beginning of the period	$5,176	$4,743	$7,155	$3,685
Liabilities assumed from business acquisition	2,314	—	2,314	—
Warranty provision related to products shipped	685	2,419	1,979	6,439
Deductions for warranty claims processed	(1,135)	(1,514)	(4,408)	(4,476)
End of period	$7,040	$5,648	$7,040	$5,648

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for cloud computing hosting arrangements for applications used in R&D. The total long-term non-cancelable purchase commitments as of September 30, 2024 was as follows (in thousands):

Amounts

Remainder of 2024	$—
2025	50
2026	100
2027	50
2028	—
Thereafter	—
Total	$200

Our total non-cancelable long term purchase commitments outstanding as of December 31, 2023 was $1.5 million.

Letters of Credit

There were no letters of credit outstanding as of September 30, 2024 and December 31, 2023. No amounts have been drawn upon the letters of credit for all periods presented.

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

10. Stockholders’ Equity

Shelf-Registration Statement

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 16

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

As of September 30, 2024, $216.7 million remained available for issuance under the 2022 Shelf Registration Statement.

11. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2024, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

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

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Cost of revenue	$435	$569	$1,592	$1,576
Sales, general and administrative	6,077	6,243	18,790	18,721
Product development	912	1,013	2,743	2,972
Stock-based compensation expense, net of amounts capitalized (1)	$7,424	$7,825	$23,125	$23,269
Excess income tax benefits (deficiencies) related to stock-based compensation expense	$47	$118	$174	$2,696

(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	September 30, 2024
	Unrecognized Expense	Remaining weighted average period (In years)

Stock options	$26,676	2.6
RSUs	26,974	2.7
PSUs (1)	—	-
ESPP	424	0.4
Total unrecognized stock-based compensation expense	$54,074
(1)
As of September 30, 2024, we assessed the likelihood of achieving the financial targets for the PSUs and determined that it was not probable to be achieved. As such, no PSU stock-based compensation expense was recognized in the three months ended September 30, 2024, and there is no unrecognized stock-based compensation expense remaining as of September 30, 2024.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 17

12. Net Loss Per Share

The following table summarizes the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator
Net loss	$(51,586)	$(2,886)	$(86,122)	$(8,613)
Less: Net income attributable to noncontrolling interest	122	193	1,345	958
Net loss attributable to Corsair Gaming, Inc.	(51,708)	(3,079)	(87,467)	(9,571)
Change in redemption value of redeemable noncontrolling interest	(6,684)	—	(13,044)	6,535
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(58,392)	$(3,079)	$(100,511)	$(3,036)
Denominator
Basic weighted-average shares outstanding	104,397	102,863	103,974	102,288
Effect of dilutive securities	—	—	—	—
Total diluted weighted-average shares outstanding	104,397	102,863	103,974	102,288

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.56)	$(0.03)	$(0.97)	$(0.03)
Diluted	$(0.56)	$(0.03)	$(0.97)	$(0.03)

Anti-dilutive potential common shares (1)	13,949	12,290	13,553	12,290

(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

13. Income Taxes

The following table presents our loss before income taxes, income tax benefit and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Loss before income taxes	$(24,568)	$(2,983)	$(64,882)	$(11,636)
Income tax benefit (expense)	(27,018)	97	(21,240)	3,023
Effective tax rate	(110.0)%	3.3%	(32.7)%	26.0%

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

We assess our deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. During the three months ended September 30, 2024, we have reached a cumulative loss position over the previous three years, and with consideration of other negative evidence, we concluded that U.S. federal and state deferred tax assets are not more likely than not to be realizable. As a result of the foregoing, a full valuation allowance was recorded in the current quarter. The deferred tax liability related to indefinite-lived assets was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the nature of its indefinite life.

Our effective tax rates were tax expense of (110.0)% and tax benefit of 3.3% for the three months ended September 30, 2024 and 2023, respectively. The change in our effective rate in the three-month period was primarily due to an income tax provision of $28.0 million for valuation allowance recorded against our U.S. federal and state deferred tax assets, partially offset by a tax benefit recognized for the transfer of customer relationship intangible asset from Hong Kong to United Kingdom as a result of our global tax restructuring initiative completed on July 1, 2024.

Our effective tax rates were tax expense of (32.7)% and tax benefit of 26.0% for the nine months ended September 30, 2024 and 2023, respectively. The change in our effective rate in the nine-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, an income tax provision of $28.0 million for valuation allowance recorded

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 18

against our U.S. federal and state deferred tax assets, partially offset by a tax benefit recognized for the transfer of customer relationship intangible asset from Hong Kong to United Kingdom as a result of our global tax restructuring initiative completed on July 1, 2024.

Unrecognized tax benefits were $3.8 million as of September 30, 2024 and $3.5 million as of December 31, 2023, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation, including United Kingdom which approved the legislation on July 11, 2023 with a full effective date of January 1, 2024. We have evaluated the potential impact from the OECD Pillar Two rules and determined that there is no impact to our financial position for the year 2024.

14. Segment and Geographic Information

We have two reportable segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, sim racing products, and gaming furniture, among others.
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

The following table summarizes the financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenue
Gamer and Creator Peripherals	$101,966	$90,356	$303,168	$258,053
Gaming Components and Systems	202,233	272,837	599,588	784,536
Total net revenue	$304,199	$363,193	$902,756	$1,042,589

Gross Profit
Gamer and Creator Peripherals	$39,032	$29,928	$118,374	$82,085
Gaming Components and Systems	30,629	59,425	101,011	175,504
Total gross profit	$69,661	$89,353	$219,385	$257,589

The CODM manages assets on a total company basis, not by operating segments; therefore, asset information and capital expenditures by operating segments are not presented.

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenue
Americas	$156,110	$181,218	$477,485	$536,143
Europe and Middle East	116,783	132,641	318,872	351,212
Asia Pacific	31,306	49,334	106,399	155,234
Total net revenue	$304,199	$363,193	$902,756	$1,042,589

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 19

Revenues from sales to customers in the United States represented 54.8% and 42.9% for the three months ended September 30, 2024 and 2023, respectively, and represented 53.7% and 45.0% for the nine months ended September 30, 2024 and 2023, respectively. No other single country represented 10% or more of total net revenue during these periods.

The follow table sets forth the customers that individually comprised 10% or more of our total net revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Customer A	35.0%	31.6%	31.5%	29.2%
Customer B	*	*	10.1%	*

* Customer represents less than 10% of our total net revenue in the period presented.

15. Redeemable Noncontrolling Interest ("RNCI")

RNCI, included in temporary equity on our condensed consolidated balance sheet, of $14.4 million and $15.9 million as of September 30, 2024 and December 31, 2023, represented 19% and 29% interest in Elgato iDisplay Holdings LTD. and its related companies (together “iDisplay”), respectively, that were not acquired by Corsair. In addition, we have nonredeemable noncontrolling interest (“Non-RNCI”) in iDisplay recorded at carrying value which do not have redemption features and are classified within permanent equity in our condensed consolidated balance sheet of $10.5 million as of December 31, 2024, representing 20% interest in iDisplay not acquired by Corsair. We do not have any Non-RNCI outstanding at September 30, 2024.

RNCI that is redeemable and not solely within our control is classified within temporary equity in our condensed consolidated balance sheet. RNCI is measured at the greater of the redemption value, or the carrying value before giving effect to the redemption feature. The redemption value is calculated based on the formula stipulated in the Shareholders Agreement between the iDisplay Seller and Corsair and including the amounts for dividends not currently declared or paid, for which the payment is not solely within our control. The redemption value is remeasured each quarter and changes in the value are recognized immediately. Any resulting change in the value of the redeemable noncontrolling interest is recognized through retained earnings and this adjustment also impacts the net income or loss attributable to common stockholders of Corsair Gaming, Inc used in the net income (loss) per share calculation.

On January 1, 2022, we acquired a 51% controlling interest in iDisplay and entered into a Shareholders Agreement (the “SHA”) with the iDisplay Seller which provided a put option to the iDisplay Seller to sell and a call option for us to purchase up to 29% of the remaining interests in iDisplay. The exercise price of the put and call option under the SHA is based on certain prescribed multiples of iDisplay’s historical TTM EBITDA less any debt.

Corsair and the iDisplay Seller did not exercise their call or put option under the SHA, but instead on July 1, 2024 (the “Execution Date”), Corsair entered into a Share Purchase Amendment Agreement (the “SPAA”) with the iDisplay Seller to purchase an additional 30% ownership stake in iDisplay for a cash consideration of $19.8 million (the “Additional Purchase Transaction”). The closing conditions of the SPAA were completed on July 8, 2024 (the “Closing Date”) along with our payment of the cash consideration. As a result, our total ownership stake in iDisplay increased from 51% to 81%, and correspondingly, iDisplay Seller's ownership interest in iDisplay decreased from 49% to 19%.

The SPAA also replaced the call option and put option in the SHA with new options. Under the SPAA, a put option (the “Put Option”) was provided to the iDisplay Seller to sell up to 19% of the remaining ownership interest in iDisplay to Corsair within one year after the fifth anniversary date of the Execution Date, and a call option (the “Call Option”) was provided to Corsair to purchase up to 19% of the remaining ownership interest in iDisplay at any time after the second anniversary of the Execution Date. The exercise price of the Put Option and Call Option remain the same as the terms defined in the SHA. In addition, if the founder of iDisplay ceases to serve as the manager of iDisplay, voluntarily or with cause, we are entitled to an irrevocable call option to purchase up to 19% ownership interest in iDisplay at any time during the five years after the Execution Date and the exercise price is based on a prescribed multiple of TTM EBITDA.

According to the applicable accounting guidance, purchase of noncontrolling interest that does not result in a change in control of the subsidiary is accounted for as equity transaction. Since we continue to maintain control of iDisplay after the Additional Purchase Transaction, the net deficit of $1.6 million, net of tax impact, between the consideration paid for the additional 30%

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 20

ownership stake and its carrying value as of the Closing Date was recognized as an adjustment to our additional paid-in capital in the three months ended September 30, 2024.

Additionally, according to the SPAA, the remaining 19% interest in iDisplay not acquired by Corsair is subject to redemption by the iDisplay Seller through the Put Option. Since the redemption is not solely within our control, the carrying value of the remaining 19% interest in iDisplay is classified as temporary equity in our condensed consolidated balance sheet effective from the Closing Date.

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Balance at beginning of period	$21,667	$15,231	$15,937	$21,367
Share of net income	114	114	838	566
Share of other comprehensive income (loss)	48	(118)	(146)	(171)
Dividend paid	(2,202)	(580)	(3,362)	(580)
Change in redemption value	6,684	—	13,044	(6,535)
Purchase of additional ownership interest	(20,452)	—	(20,452)	—
Other (1)	8,528	—	8,528	—
Balance at end of period	$14,387	$14,647	$14,387	$14,647
(1)
This amount represents the reclassification of 19% ownership of iDisplay from noncontrolling interest (presented within permanent equity) to RNCI (presented within temporary equity), effective on the Closing Date of the Additional Purchase Transaction as further described above.

16. Related-Party Transactions

We have a management services agreement with our majority owner in which the majority owner provides management, consulting and advisory services to us. Such services are provided without charge, other than for the reimbursement of travel and out-of-pocket expense as set forth in the management services agreement. Total travel and out-of-pocket expenses incurred were $215 thousand and $54 thousand for the three months ended September 30, 2024 and 2023, respectively. Total travel and out-of-pocket expenses incurred were $232 thousand and $99 thousand for the nine months ended September 30, 2024 and 2023, respectively. The amount owed to the majority owner for such expenses was $121 thousand and $35 thousand as of September 30, 2024 and December 31, 2023, respectively.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 21

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

Overview

We are a leading global provider and innovator of high-performance products for gamers and digital creators, such as streamers, Vloggers and broadcasters, many of which build their own PCs using our components. Our industry-leading gaming products help digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming products enable creators to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. Our solution is the most complete suite of products that address the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato streaming suite for content creators, including our Stream Deck control software, which provide unified, intuitive performance, and aesthetic control and customization across their respective product families. We also offer digital services to enhance the customer experience by integrating esports, Elgato's marketplace, customer care and extended warranty into our product offerings.

We group our products into two categories (operating segments):

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, sim racing products and gaming furniture, among others.
•
Gaming Components and Systems. Includes our high-performance power supply units, or PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, sim racing products and gaming monitors, among others.

On September 19, 2024, we completed the acquisition of the Fanatec Business for a purchase consideration of $43.7 million. Refer to Note 5, “Business Combinations-Fanatec Acquisition” for more information on this transaction. The Fanatec sim racing product line, which fully complements our sim racing chassis, gaming PCs, gaming and streaming peripherals, and monitors, will expand our product offerings in these markets. Fanatec’s results of operations are included in our condensed consolidated statements of operations with effect from September 19, 2024.

Summary of Financial Results

Our net revenue was $304.2 million and $363.2 million for the three months ended September 30, 2024, and 2023, respectively. Our gross margin was 22.9% and 24.6% for the three months ended September 30, 2024 and 2023, respectively. We had a net loss of $51.6 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, we had cash and restricted cash, in the aggregate of $61.6 million and the principal balance outstanding on our Term Loan was $177.8 million. Cash used in operations was $19.7 million for the nine months ended September 30, 2024, and cash provided by operations was $32.1 million for the nine months ended September 30, 2023.

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

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 22

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

We are exposed to fluctuations in foreign currency exchange rates. As a result of our foreign sales and operations, we have revenue, payroll and other operating expenses denominated in foreign currencies, in particular the Chinese Yuan, Euro and British Pound. Unfavorable movement in the exchange rate between the U.S. dollar and the currencies we conduct sales or operate in may negatively impact our financial results. While the foreign currency fluctuations did not have a material impact to our operating results for the nine months ending September 30, 2024, there can be no assurance that future foreign currency fluctuations will not have a material impact to our operating results.

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. We believe these trends will over time bring more gamers and creators to purchase dedicated hardware and help grow the market for peripheral products. The growth of these markets will not be linear, as these markets are impacted by macro-economic and consumer confidence conditions, amongst other conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the timing of release of new game titles and next-gen CPUs and GPUs, as discussed in the bullet below. As for the peripherals market, during the first nine months of 2024, our Gamer and Creator Peripherals segment benefited from a slight improvement in the peripherals market compared to the same period last year. We were also able to increase our sales in this segment through expanding our product offerings by adding new products such as our teleprompter offerings, new PC controllers and mobile controllers, and several new keyboards. We expect this trend in peripheral market improvement and expansion to continue into late 2024 and in 2025.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers. During 2023, we experienced overall demand increase for our gaming components and systems products primarily driven by the self-built PC market expansion from the increase in availability in late 2022 of new and reasonably priced GPUs and CPUs as well as the release of new game titles. In 2024, we are mid-cycle for new GPU platforms, and as a result, we do not expect a similar increase in demand driven by these new GPU platforms and some highly anticipated game title releases until the next substantial GPU launch which is now expected in early 2025. The slowdown in the self-built PC market activity in the first nine months of 2024, led to a decrease in demand for our products in the Gaming Components and Systems segment in the nine months ended September 30, 2024.

Impact of Customer Concentration

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 31.5% and 29.2% of our net revenue for the nine months ended September 30, 2024 and 2023, respectively, and sales to our ten largest customers accounting for approximately 53.4% and 54.9% of our net revenue for the nine months ended September 30, 2024 and 2023, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 23

utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We have continued to enter new markets both through acquisitions, for example the sim racing market from the Fanatec Acquisition, and through extending our product lines. We launched 108 and 65 new products in 2023 and in the nine months ended September 30, 2024, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, and shifts in customer behavior. For example, our revenue seasonality for the third quarter of 2024 was negatively impacted due to a lower demand for our products in the Gaming Components and Systems segment which was primarily attributable to the push out of the launch of new, reasonably priced GPUs and CPUs, as well as the release of new game titles to early 2025.

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

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 24

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

Other Income (Expense), Net

Other expense, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in foreign currencies, and net fair value gains and losses from our foreign currency forward contracts.

Income Tax Benefit (Expense)

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

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 25

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenue	$304,199	$363,193	$902,756	$1,042,589
Cost of revenue	234,538	273,840	683,371	785,000
Gross profit	69,661	89,353	219,385	257,589
Operating expenses:
Sales, general and administrative	74,072	74,000	224,677	211,482
Product development	16,533	16,111	50,585	48,542
Total operating expenses	90,605	90,111	275,262	260,024
Operating loss	(20,944)	(758)	(55,877)	(2,435)
Other (expense) income:
Interest expense	(3,011)	(4,271)	(10,138)	(13,069)
Interest income	297	1,742	3,020	5,194
Other income (expense), net	(910)	304	(1,887)	(1,326)
Total other expense, net	(3,624)	(2,225)	(9,005)	(9,201)
Loss before income taxes	(24,568)	(2,983)	(64,882)	(11,636)
Income tax benefit (expense)	(27,018)	97	(21,240)	3,023
Net loss	(51,586)	(2,886)	(86,122)	(8,613)
Less: Net income attributable to noncontrolling interest	122	193	1,345	958
Net loss attributable to Corsair Gaming, Inc.	$(51,708)	$(3,079)	$(87,467)	$(9,571)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.1	75.4	75.7	75.3
Gross profit	22.9	24.6	24.3	24.7
Operating expenses:
Sales, general and administrative	24.3	20.4	24.9	20.3
Product development	5.4	4.4	5.6	4.6
Total operating expenses	29.7	24.8	30.5	24.9
Operating loss	(6.8)	(0.2)	(6.2)	(0.2)
Other (expense) income:
Interest expense	(1.0)	(1.2)	(1.1)	(1.3)
Interest income	0.1	0.5	0.3	0.5
Other income (expense), net	(0.3)	0.1	(0.2)	(0.1)
Total other expense, net	(1.2)	(0.6)	(1.0)	(0.9)
Loss before income taxes	(8.0)	(0.8)	(7.2)	(1.1)
Income tax benefit (expense)	(8.9)	—	(2.4)	0.3
Net loss	(16.9)	(0.8)	(9.6)	(0.8)
Less: Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.1
Net loss attributable to Corsair Gaming, Inc.	(17.0)%	(0.9)%	(9.7)%	(0.9)%

Components of Results of Operations

Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net revenue	$304,199	$363,193	$902,756	$1,042,589

Net revenue decreased by 16.2% and 13.4% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods last year.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 26

The decrease in net revenue in the three-month period was due to a 25.9% decrease in sales for our Gaming Components and Systems segment, which was partially offset by a 12.8% increase in sales for our Gamer and Creator Peripherals segment.

The decrease in net revenue in the nine-month period was due to a 23.6% decrease in sales for our Gaming Components and Systems segment, which was partially offset by a 17.5% increase in sales for our Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except percentages)
Gross profit	$69,661	$89,353	$219,385	$257,589
Gross margin	22.9%	24.6%	24.3%	24.7%

Gross margin decreased by 1.7% for the three months ended September 30, 2024, as compared to the same period last year. Higher spending on promotional activities as a proportion of net revenue resulted in a 1.8% decrease in gross margin, while higher product costs from suppliers and factory underutilization accounted for 1.7% of the decrease. These decreases were partially offset by an increase of 1.7% in gross margin from an improved product mix shift with more sales in the Gamer and Creator Peripherals segment.

Gross margin decreased by 0.4% for the nine months ended September 30, 2024, as compared to the same period last year. Higher spending on promotional activities as a proportion of net revenue accounted for 1.3% of the decrease, and higher inventory reserves accounted for 0.7% of the decrease. These decreases were partially offset by an increase of 1.5% in gross margin from an improved product mix shift with more sales in the Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to the “Segment Results” section below.

Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Sales, general and administrative	$74,072	$74,000	$224,677	$211,482

SG&A expenses remained relatively consistent for the three months ended September 30, 2024 as compared to the same period last year with a $1.5 million increase in distribution costs and a $0.5 million increase in professional fees being largely offset by lower bonus payments and marketing spend.

SG&A expenses increased by $13.2 million, or 6.2%, for the nine months ended September 30, 2024 as compared to the same period last year primarily due to a $8.4 million increase in legal expense, which were mainly attributable to a one-time settlement and the Fanatec Acquisition, as well as a $3.7 million increase in distribution costs, which was largely attributable to rationalization costs for distribution hubs, as well as increased freight costs.

Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Product development	$16,533	$16,111	$50,585	$48,542

Product development expenses remained relatively consistent for the three months ended September 30, 2024 as compared to the same period last year.

Product development expenses increased by $2.0 million, or 4.2%, for the nine months ended September 30, 2024 as compared to the same period last year primarily due to a $1.7 million increase in personnel-related costs resulting from increase in headcount.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 27

Interest Expense, Interest Income and Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Interest expense	$(3,011)	$(4,271)	$(10,138)	$(13,069)
Interest income	297	1,742	3,020	5,194
Other income (expense), net	(910)	304	(1,887)	(1,326)

Interest expense decreased by 29.5% and 22.4% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods last year. The decrease was primarily due to lower principal balance on our Term Loan combined with lower interest rates on our Term Loan in the three and nine months ended September 30, 2024.

Interest income decreased by 83.0% and 41.9% for the three and nine months ended September 30, 2024 and 2023, respectively, as compared to the same periods last year primarily due to lower cash balance in our interest-bearing account.

Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, British Pound and the Chinese Yuan.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except percentages)
Loss before income taxes	$(24,568)	$(2,983)	$(64,882)	$(11,636)
Income tax benefit (expense)	(27,018)	97	(21,240)	3,023
Effective tax rate	(110.0)%	3.3%	(32.7)%	26.0%

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

We assess our deferred tax assets and liabilities to determine if it is more likely than not they will be realized; if not, a valuation allowance is required to be recorded. During the three months ended September 30, 2024, we have reached a cumulative loss position over the previous three years, and with consideration of other negative evidence, we concluded that U.S. federal and state deferred tax assets are not more likely than not to be realizable. As a result of the foregoing, a full valuation allowance was recorded in the current quarter. The deferred tax liability related to indefinite-lived assets was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the nature of its indefinite life.

Our effective tax rates were tax expense of (110.0)% and tax benefit of 3.3% for the three months ended September 30, 2024 and 2023, respectively. The change in our effective rate in the three-month period was primarily due to an income tax provision of $28.0 million for valuation allowance recorded against our U.S. federal and state deferred tax assets, partially offset by a tax benefit recognized for the transfer of customer relationship intangible asset from Hong Kong to United Kingdom as a result of our global tax restructuring initiative completed on July 1, 2024.

Our effective tax rates were tax expense of (32.7)% and tax benefit of 26.0% for the nine months ended September 30, 2024 and 2023, respectively. The change in our effective rate in the nine-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, an income tax provision of $28.0 million for valuation allowance recorded against our U.S. federal and state deferred tax assets, partially offset by a tax benefit recognized for the transfer of customer relationship intangible asset from Hong Kong to United Kingdom as a result of our global tax restructuring initiative completed on July 1, 2024.

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

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 28

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023

Gamer and Creator Peripherals Segment	$101,966	33.5%	$90,356	24.9%	$303,168	33.6%	$258,053	24.8%
Gaming Components and Systems Segment
Memory Products	96,979	31.9	131,713	36.2	303,640	33.6	371,931	35.6
Other Component Products	105,254	34.6	141,124	38.9	295,948	32.8	412,605	39.6
	202,233	66.5	272,837	75.1	599,588	66.4	784,536	75.2
Total Net Revenue	$304,199	100.0%	$363,193	100.0%	$902,756	100.0%	$1,042,589	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased by 12.8% and 17.5% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods last year. The increase was primarily driven by the success of recent new product launches, increased demand for most of the products in this segment and the inclusion of post-acquisition revenues from our July 2023 acquisition of Drop, a community-based e-commerce company.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment decreased 25.9% and 23.6% for three and nine months ended September 30, 2024, respectively, as compared to the same periods last year. The demand for our products in this segment is largely driven by the activity in the self-built PC market, which is heavily influenced by the launch of new, reasonably priced GPUs and CPUs, as well as the release of new game titles. However, in 2024, we are mid-cycle for new GPU platforms, resulting in a relatively flat-to-low market trajectory for the self-built PC market since the beginning of the year. This has led to a greater than anticipated decrease in demand for our products in this segment during both the three- and nine-month periods. Additionally, we experienced a downward adjustment in inventory levels at our channel partners during the three- and nine-month periods compared to an increase in channel inventory levels during the same periods last year, contributing to the lower net revenues for those periods.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023

Gamer and Creator Peripherals Segment	$39,032	38.3%	$29,928	33.1%	$118,374	39.0%	$82,085	31.8%
Gaming Components and Systems Segment
Memory Products	10,409	10.7	21,074	16.0	37,889	12.5	57,780	15.5
Other Component Products	20,220	19.2	38,351	27.2	63,122	21.3	117,724	28.5
	30,629	15.1	59,425	21.8	101,011	16.8	175,504	22.4
Total Gross Profit	$69,661	22.9%	$89,353	24.6%	$219,385	24.3%	$257,589	24.7%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased by 5.2% for the three months ended September 30, 2024 as compared to the same period last year. The increase was primarily attributable to a 4.2% increase from a more favorable product mix within this segment and lower product costs from suppliers and successful launches of new products with higher average margins, and a 2.2% increase due to lower costs to process inventory returns in the three months ended September 30, 2024. These increases were partially offset by a 1.0% decrease due to higher spending on promotional activities as a proportion of net revenue.

The gross margin of the Gamer and Creator Peripherals segment increased by 7.2% for the nine months ended September 30, 2024 as compared to the same period last year. The increase was primarily attributable to a 4.7% increase from a more favorable product mix within this segment and lower product costs from suppliers and successful launches of new products with higher average margins, a 2.3% increase from lower inventory reserve, and a 1.1% increase due to lower costs to process inventory returns. These increases were partially offset by a 0.9% decrease due to higher air freight costs.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 29

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment decreased by 6.7% for the three months ended September 30, 2024 as compared to the same period last year. The decrease was primarily attributable to a 2.3% decrease from an unfavorable product mix within this segment and pricing pressures from market competition, a 2.2% decrease from increased promotional activities as a proportion of net revenue, and a 2.2% decrease from higher inventory reserves.

The gross margin of the Gaming Components and Systems segment decreased by 5.6% for the nine months ended September 30, 2024 as compared to the same period last year. The decrease was primarily attributable to a 2.5% decrease from an unfavorable product mix within this segment and pricing pressures from market competition, a 1.9% decrease from increased promotional activities as a proportion of net revenue, and a 1.5% decrease from factory underutilization and higher inventory reserves.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when applicable, through debt facilities and issuance of equity securities. As of September 30, 2024, our principal sources of liquidity were cash and restricted cash, in aggregate of $61.6 million, and our borrowing capacity under the Revolving Facility (as defined below) of $100.0 million.

We have a shelf-registration statement on Form S-3 on file with the SEC, which allows us to offer securities, including common stock, preferred stock and warrants, through August 1, 2025. As of September 30, 2024, $216.7 million remained available for issuance under the shelf-registration statement.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at September 30, 2024, supplemented with the borrowing capacity under our Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash provided by (used in):
Operating activities	$(19,678)	$32,060
Investing activities	(50,541)	(25,004)
Financing activities	(46,616)	(13,205)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $19.7 million and consisted of a net loss of $86.1 million and a net cash outflow of $10.3 million from changes in our net operating assets and liabilities, offset partially by non-cash adjustments of $76.8 million. The net cash outflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to a reduction in the accruals needed for sales returns and customer incentives with lower revenues, and lower bonus, as well as an increase in inventories as we ramp up for year-end sales. These net cash outflows were partially offset by a decrease in accounts receivable from lower revenue. The non-cash adjustments primarily consisted of amortization of intangibles, depreciation and stock-based compensation expense, as well as changes in deferred income taxes.

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

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 30

changes in our net operating assets and liabilities was primarily related to an increase in accounts receivable from timing of receipts and an increase in inventories due to higher purchases. These net cash outflows were partially offset by an increase in accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $50.5 million for the nine months ended September 30, 2024 and primarily consisted of $43.1 million cash used for the Fanatec Acquisition (refer to Note 5, “Business Combinations” for more information on the Fanatec Acquisition), $8.4 million of capital expenditure, partially offset by $1.0 million cash received from escrow for the purchase price adjustment related to the Drop Acquisition.

Cash used in investing activities was $25.0 million for the nine months ended September 30, 2023 and consisted of $14.2 million cash used for the Drop Acquisition and $10.8 million of capital expenditure primarily for equipment and software.

Cash Flows from Financing Activities

Cash used in financing activities was $46.6 million for the nine months ended September 30, 2024 and primarily consisted of $21.3 million repayment of debt, $19.8 million purchase of additional ownership interest in iDisplay (refer to Note 15, "Redeemable Noncontrolling Interest" for more information on the additional ownership interest purchase), $4.9 million settlement of deferred consideration related to a prior business acquisition in 2019, $5.2 million payment of dividends to noncontrolling interest, and $0.6 million payment of taxes related to net share settlement of equity awards, partially offset by $5.1 million proceeds received from the issuance of shares through the employee equity incentive plans. During the nine months ended September 30, 2024, we borrowed $21.5 million from our Revolving Facility to fund our operations and the full amount was repaid within the same period.

Cash used in financing activities was $13.2 million for the nine months ended September 30, 2023 and primarily consisted of $16.3 million repayment of debt, $1.3 million payment of taxes related to net share settlement of equity awards, as well as $1.0 million payment of dividends to noncontrolling interest, which were partially offset by $6.8 million proceeds received from the issuance of shares through the employee equity incentive plans. We did not borrow from our Revolving Facility for the nine months ended September 30, 2023.

Capital Resources

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a total commitment of $350.0 million, consisting of a $100.0 million revolving credit facility (the “Revolving Facility”) and a $250.0 million term loan facility (the “Term Loan”). The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $11.9 million and $34.1 million of the Term Loan principal in the nine months ended September 30, 2024 and in the year ended December 31, 2023, respectively. As of September 30, 2024, the total principal outstanding of the Term Loan was $177.8 million and the available and uncommitted capacity under the Revolving Facility was $100 million.

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

On August 19, 2024, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, which provides for, among other things, (i) effectuates the transition of the underlying variable interest rate from the BSBY to a forward-looking interest rate based on the Secured Overnight Financing Rate (“SOFR”), with no change to the applicable margin percentage spread, but with the addition of a rate spread adjustment in the amount of 0.10% per annum, (ii) increases the letter of credit sublimit from $15 million to $65 million and (iii) the issuance of letters of credit denominated in Euro.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 31

upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of September 30, 2024, we were not in default under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of September 30, 2024 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$193,636	$21,672	$171,964	$—	$—
Inventory-related purchase obligations (2)	55,025	55,025	—	—	—
Operating lease obligations (3)	77,176	16,234	22,302	15,566	23,074
Other purchase obligations (4)	10,811	10,636	175	—	—
Total	$336,648	$103,567	$194,441	$15,566	$23,074
(1)
Amounts represent the principal cash payments as of September 30, 2024 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 8, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of September 30, 2024, we had $4.5 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of September 30, 2024, we had cash and restricted cash of $61.6 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of September 30, 2024, under the Credit Agreement, we had $177.8 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily SOFR, effective from September 2024. See Note 8, “Debt - Credit Agreement” to our condensed consolidated financial statements for additional information on the Credit Agreement. A significant change in these market rates may adversely affect our operating results. As of September 30, 2024, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $1.7 million.

Foreign Currency Risk

Approximately 20.2% of our net revenue for the nine months ended September 30, 2024 was denominated in foreign currencies, primarily Euro, and to a lesser extent, the British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $19.5 million and $44.3 million as of September 30, 2024 and December 31, 2023, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The impact of changes in foreign currency rates, including the gains or (losses) on the forward currency contracts, recognized in other expense, net was $(1.9) million and $(1.5) million for the nine months ended September 30, 2024 and 2023, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $3.1 million in our condensed consolidated financial statements for the nine months ended September 30, 2024.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 33

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 34

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 35

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

10.1

Fourth Amendment, dated as of August 19, 2024, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, and certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.

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

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: November 6, 2024	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Corsair Gaming, Inc. | Q3 2024 Form 10-Q | 37