Form 10-K
period 2024-12-31
Corsair Gaming, Inc.
filed 2025-02-26
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39533

Corsair Gaming, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2335306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
115 N. McCarthy Boulevard Milpitas, CA	95305
(Address of principal executive offices)	(Zip Code)

(510) 657-8747

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CRSR	The Nasdaq Global Select Market

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

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recent second fiscal quarter, was $491,290,024 based on the closing price as reported by the Nasdaq Global Select Market.

As of February 13, 2025, 104,855,199 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended December 31, 2024, are incorporated by reference in Parts II and III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Auditor Name:	KPMG LLP	Auditor Location:	San Francisco, California	Auditor Firm ID:	185

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Annual Report on Form 10-K and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases to identify the forward-looking statements.

The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission (the “SEC”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

1

PART I

Item 1. Business.

Overview

Corsair Gaming, Inc. (also referred to in this document as “Corsair,” “we,” the “company,” or the “registrant”) is a leading global provider and innovator of high-performance products for gamers and digital creators such as streamers, vloggers and broadcasters. Our industry-leading gaming products help digital athletes, from casual gamers to committed professionals, perform at their peak across personal computer (“PC”), sim racing and console platforms, and our streaming products enable creators, particularly streamers, to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. We design and sell high-performance gaming and streaming peripherals, components and systems to enthusiasts globally.

We have served the market for three decades and many of our products maintain leading market share positions, according to external market data and internal estimates. We have built a passionate base of loyal customers due to our brand authenticity and reputation as a provider of innovative and finely engineered products that deliver a high level of performance.

Our solution is the most complete suite of products among our major competitors and addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato streaming suite for content creators, including our Stream Deck control software. These software platforms provide unified, intuitive performance, aesthetic control and customization across their respective product families. We also offer digital services to enhance the customer experience by integrating esports, Elgato's marketplace, customer care and extended warranty into our product offerings

We group our products into two categories (operating segments):

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, sim racing products, and gaming furniture, among others.
•
Gaming Components and Systems. Includes our high-performance power supply units (“PSUs”), cooling solutions, computer cases, and dynamic random access memory (“DRAM”) modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

Our products are sold to end users worldwide through our retail channel or our direct-to-consumer channel. In our retail channel, we distribute our products either directly to the retailer, such as Amazon and Best Buy, or through distributors.

We believe our brand, scale and global reach provide significant competitive advantages and will allow us to continue to capture a growing share of the expanding gaming, streaming and sim racing market. We believe we can continue to grow by offering market-leading products to gamers, creators, and sim racing enthusiasts, expanding the breadth of our product suite to meet the needs of our customers, continuing to invest in marketing, product innovation and sales, and selectively pursuing accretive acquisitions, such as the ten acquisitions we have completed since 2018, including the recent Fanatec acquisition in September 2024. The Fanatec sim racing product line fully complements our gaming PCs, gaming and streaming peripherals, and monitors, is expected to expand our business in these markets. Based on the external analysts' and management's estimates, the total addressable market for sim racing in 2024 is approximately $1 billion.

Our Industry

Since the traditional arcade games of the 1970s, gaming has evolved into the mainstream and taken a central place in the global entertainment landscape. According to Activate Research, gaming today represents approximately 14% of all American consumer internet and media activity, surpassing activities such as social media and messaging. We believe this indicates that the majority of the gaming hardware total addressable market is still consumed by a small percentage of gamers, and as a result, there is significant potential opportunity for gaming hardware sales.

The gaming hardware industry was negatively impacted in 2024 by continuing global macroeconomic challenges, such as the ongoing conflicts in Ukraine and the Middle East, volatility in exchange rates, inflationary trends, weak consumer confidence globally and evolving dynamics in the global trade environment, as well as a delay in the launch of new graphics cards beyond the typical two-year refresh cycle, and in the release of several new and awaited game titles to early 2025. There are a number of drivers we believe will fuel the gaming market’s growth in 2025. Primary among them is the launch of the new graphics cards in the first quarter of 2025, after an extended cycle of 2.5 years. The new cards are expected to use Blackwell artificial intelligence (“AI”) chips that will be able to hit high frame rate gaming at 4K and possibly 8K with ray tracing enabled, supported by AI frame generation for smoother gameplay. The video gaming industry has experienced a significant shift and we believe it is poised for continued growth

Corsair Gaming, Inc. | 2024 Form 10-K | 2

and innovation. The convergence of quality content, console availability, favorable regulatory developments, and the expanded implementation of AI are driving such growth and innovation. For instance, with machine learning, a more efficient framework can be generated to build games, which can shorten the game title release cycle. More human-like behavior in AI game characters can also make the gaming experience more immersive; making future games more advanced and compelling. Additionally, AI can be utilized to produce adaptive narrative generation that analyzes player choices and interactions, and adapt storylines, quests, and dialogues accordingly. The integration of Virtual Reality (“VR”) and Augmented Reality (“AR”) technology is taking game development to new heights as it blends real and virtual worlds in new ways. Audiences are progressively engaging more with gaming content across platforms and cloud gaming, and finally, there are decreasing barriers to gaming, with more gamers using mobile devices, and the console and PC platforms represent a natural upgrade path for those seeking a more immersive or competitive gaming environment.

In parallel, the digital content creator economy continues to thrive, with more content creators monetizing their audiences. Gaming content creation and streaming is now ubiquitous, with many active gaming channels on YouTube, and live streaming on Twitch, YouTube and other platforms. The proliferation of gaming content is attracting new gamers and increasing the performance focus of existing gamers. Beyond success in gaming, applications for streaming products are proliferating across use cases including podcasting, video blogging, interactive fitness, remote learning, and work-from-home, among others. In 2024, YouTube with 2.7 billion monthly active users and Twitch with an average of 2.5 million concurrent viewers, provided creators with platforms to express themselves, connect with followers and earn an income on-line.

These applications represent a promising avenue for continued expansion of the streaming hardware and software market opportunity.

Inspiring gamers and creators aim to reach for the next level of performance and content quality, and we seek to meet this need with Corsair solutions. Competitive gaming rewards speed, precision and reliability. As in other sports, specialized high-performance products such as gaming mice, keyboards, headsets, sim racing products and performance controllers allow digital athletes to perform at their best. Modern games also require significant processing power to render high-resolution graphics, and reward the speed and precision of user inputs, driving demand for powerful gaming components and systems. Further, in a world where the ability to create content is democratized and competition for viewer engagement is greater than ever, content creators, particularly streamers, are increasingly seeking ways to maximize the quality of their video capture and broadcasting, which requires specialized high-performance products.

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

Our Competitive Strengths

We are a leading global provider and innovator of high-performance gaming products. We believe that we have a strong position in our target markets, which consist of gamer and creator peripherals, and gaming components and systems markets, as a result of the following competitive strengths:

•
Leading brand recognition for performance drives strong customer loyalty. Since our founding in 1994, we have shipped more than 304 million units of gaming and creator products as of December 31, 2024 and actively nurtured a passionate and engaged global customer base by maintaining a long history of delivering innovative, finely engineered products that have expanded the frontiers of gaming performance. As a result, we believe we have established ourselves as a leading brand among gaming enthusiasts and creators, many of whom are active and prominent in esports and broadcasting, and act as ambassadors for our brands.
•
Differentiated, gamer and creator-centric research and development (“R&D”) engine focused on delivering a broad portfolio of high-performing products, including components for self-built gaming PCs. We are an innovation-driven company with a rigorous development process designed to consistently deliver high-performance and quality gaming and creator products to the market. Our focus on innovation and performance has earned us significant industry recognition.

Corsair Gaming, Inc. | 2024 Form 10-K | 3

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
•
Global sales and distribution network. We have developed a comprehensive worldwide marketing and distribution network. In this global network, we have established a multichannel sales model and have long-standing relationships with distributors and retailers globally, as well as direct-to-consumer sales channels. We currently ship to nearly 80 countries across six continents, with our products being sold at leading retailers including Amazon, Best Buy, JD.com, MediaMarkt and Walmart. In 2024, sales to the Americas, EMEA and Asia Pacific represented 52.9%, 36.2% and 10.9% of net revenue, respectively.
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

Our Growth Strategy

We intend to grow our business by increasing value to our customers, expanding our market opportunity and further differentiating ourselves from competitors. Key components of our strategy include:

•
Advance as the global leader in high-performance gaming and creator products. The gaming and creator product category is benefiting from the growing popularity of competitive gaming and streaming, which are driving an increase in gaming and streaming participants as well as spend per participant on high-performance products. We will aim to increase our presence and reach in this category, thus increasing our mix of high margin products and expanding and diversifying our categories. We believe our brand name, high-performance products and market position will allow us to capture a large share of this market growth and we intend to continue to make significant marketing investments in leading creators, social media influencers and esports teams.
•
Continue to develop innovative, market-leading gaming and streaming products. We intend to prioritize investment in creating innovative gaming and streaming products and related software to enhance the customer experience by delivering cutting-edge technology. We have an exceptional engineering team and during 2024, approximately one-third of them, including contractors, were working on our software solutions. We believe this strong bench of engineering expertise has helped us introduce 78 new products to the market in 2024.
•
Expand into new products and services that grow our market opportunity. Since our inception, we have successfully entered a number of new product categories, including gaming PC peripherals, streaming and creator solutions, console controllers, prebuilt and custom-built gaming PCs and laptops, and sim racing cockpits, wheels, pedals and accessories. We launched our Corsair custom lab where we offer consumers the ability to customize their new purchase of systems, components and peripherals products in multiple patterns and genres. As the gaming and content creation landscape continues to evolve, we intend to continue to introduce new products and services to address our customers’ new and changing needs, and to grow our market opportunity.
•
Leverage our software platforms to sell more products to existing customers. Our software platforms integrate and enhance our ecosystem of gaming and streaming products, which drives customer loyalty and allows us to successfully sell additional products to existing customers. In 2023, we launched Elgato Marketplace (“Marketplace”) as a platform for consumers and makers to buy or monetize Stream Deck digital assets from plugins to profiles such as icon pack, emojis and voice effects, among others. The Marketplace is growing and has surpassed one million accounts as of December 31, 2024. It serves primarily as a free app marketplace, while allowing us and third-party creators to charge for certain downloads as needed. The launch of the Marketplace has enriched the experience for Stream Deck users which in turn has helped drive sales and installed base of Stream Deck hardware. We expect to be able to grow app sales as Corsair internal and third-party creators develop more compelling apps and content.
•
Expand our industry partnerships with other parts of the gaming ecosystem, including other hardware manufacturers and game publishers. We believe our partner ecosystem contributes to the overall customer experience, and has the potential to attract more customers to Corsair. We intend to deepen our relationships with our current partners and expand our partner ecosystem by collaborating with our partners in the area of product design, thereby providing our customers access to a more cohesive gaming ecosystem. As an example, in 2024, we were selected as the exclusive launch

Corsair Gaming, Inc. | 2024 Form 10-K | 4

partner for the Activision Call of Duty Black Ops Six game title, a multi-year, multi-product partnership involving a strong collaboration on marketing activations and Corsair branded products. For the Black Ops Six game launch, we showcased Call of Duty-themed products from many of our product categories, and the success of the game title is helping drive product sales.
•
Strengthen relationships with end-users by increasing direct-to-consumer sales, while continuing to strengthen relationships with existing retail channel partners, through whom we currently sell most of our products. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. Through our acquisitions of Origin and SCUF in 2019, Drop in 2023 and Fanatec in 2024, we acquired four companies whose sales are primarily generated through direct-to-consumer channels. While sales from these channels are a relatively small contributor to our revenue today, the percentage of such sales has grown to be more than 10% of our net revenue for each of the past three years, and we believe direct-to-consumer sales represent a significant avenue to drive growth by facilitating increased market penetration across our product categories. We also expect that our partnerships with third-party retailers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store and e-commerce experiences to support customer demand for product demonstrations. In 2024, 2023 and 2022, we generated 57.4%, 56.8%, and 51.9%, respectively, of our total net revenue through channel partners.
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
•
Leverage our brand, software integration and superior product quality to pursue market share in the higher-end categories of all our product segments, where we can command a premium on pricing and improve our margins, and quality of earnings. Our push into the sim racing category with our recent acquisition of Fanatec is part of this growth strategy. We expect that this acquisition will solidify Corsair’s position as a strong contender in this space, that is known for accelerating growth.
•
Selectively pursue complementary acquisitions. We plan to continue to evaluate and pursue acquisitions where we have an advantage over our smaller competitors in buying attractive M&A targets. Our acquisitions of Elgato, Origin, SCUF, Drop and recently Fanatec have strengthened our capabilities in existing segments as well as diversified our product offerings, broadened our end-user customer base and expanded our geographic presence.

Our Solutions

We design our high-performance products to address the needs of gamers and creators. To help our customers perform at their peak, whether in game or on camera, we have developed the industry’s most complete integrated ecosystem of gamer and creator peripherals and gaming components and systems. We have a diversified product portfolio, with 34 primary product lines.

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
•
Gaming Components and Systems. We develop and sell high-performance gaming components to help gamers and creators build their own custom gaming PCs. We also develop and sell complete high-performance gaming PCs and laptops using our gaming components. Our prebuilt systems and user-built systems are designed to deliver maximum performance, while also providing our customers the aesthetic design and customizability they demand. Our solutions include our PSUs, cooling solutions, computer cases, SSD and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.
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

Corsair Gaming, Inc. | 2024 Form 10-K | 5

Product Development

Innovation is a key element of our culture and critical to our success. Our product development efforts focus on broadening our portfolio with innovative, value-added products that provide gamers with more immersive experiences. This process begins with the initial market analysis and product definition phase, where we use our deep knowledge of consumer preferences and feedback to decide the exact specifications of new products desired by our end-users. We then leverage third-party manufacturers and, in some cases, engineering and design firms to help us design, prototype and fabricate our products. We select these third-party partners through a comprehensive selection process and subject them to rigorous quality controls. We perform extensive in-house testing of our products with the latest technology to ensure optimal performance and compatibility of our products with the most advanced hardware. Our rigorous product development and testing is designed to give us the ability to meet the needs of our end-users consistently with well-designed, high-performance and reliable products. We intend to continue to significantly invest in product development to support the design and development of innovative, high-quality products and solutions to maintain and enhance our competitive position.

Marketing

Our marketing efforts are designed to enhance the Corsair, Elgato, Origin, SCUF, Drop and Fanatec brand names, to help us acquire new customers and to increase sales from our existing customers. We have structured our marketing organization to achieve both product- and geography-specific coverage. In addition, our marketing personnel regularly meets with other key industry suppliers such as NVIDIA, Intel, AMD and game publishers in order to ensure that our product development efforts appropriately address the needs of their new products and also to discuss trends and changes in the computer technology market.

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

Sales and Distribution

Our products are purchased by gaming enthusiasts and content creators worldwide through either our e-retail and retail channel or our direct-to-consumer channel. In our e-retail and retail channel, we distribute our products either directly to resellers or through key distributors. While we historically have sold our products directly to consumers through our website, following our acquisitions of Origin, SCUF, Drop, and Fanatec, the volume of direct-to-consumer sales has increased as all of these companies primarily generated sales through direct-to-consumer channels. We believe direct-to-consumer sales represent a significant avenue to increase engagement with our customers to drive growth by facilitating increased market penetration across our product categories.

We have structured our sales organization based on location, into four major geographic regions—Europe (including the Middle East and North Africa), North America, Latin America and Asia Pacific—and we have local language-speaking sales representatives in the countries that generate significant amounts of our net revenue. We ship our products directly to retailers and distributors and, through distributors, supply our products to thousands of smaller online and brick-and-mortar retailers, and to specialist and gaming system integrators and value-added resellers. A small portion of our net revenue is from sales directly to original equipment manufacturers that manufacture gaming PCs.

In 2024, 2023 and 2022, e-retailer Amazon accounted for more than 10% of our net revenue, at 30.9%, 30.7%, and 26.0%, respectively.

Production and Operations

We believe we have developed a global and scalable production and operations infrastructure that allows us to deliver our products promptly and cost-effectively. We operate a facility in Taiwan where we assemble, test, package and ultimately supply nearly all of our DRAM modules and a significant portion of our customized gaming controllers, liquid cooling products and prebuilt gaming systems. We also assemble, test, package and ultimately supply our custom-built PCs and our customized gaming controllers and fully built PCs from our U.S. facility in Atlanta, Georgia. All of the other products we sell are produced at factories operated by third parties located in Asia. In addition, we outsource storage and shipping to several third-party logistics providers around the world which allows us to reduce order fulfillment time, reduce shipping costs and improve inventory flexibility.

Corsair Gaming, Inc. | 2024 Form 10-K | 6

In addition to our production capabilities, our corporate planning process places particular emphasis on driving efficiencies in demand forecasting, supply chain planning, procurement cycle times, freight costs and inventory management. Given the products we sell and the global nature of our business, freight costs can have a significant impact on our expenses, because of this, we have developed a sophisticated forecasting and planning process designed to reduce the cost of transporting our products to our regional distribution hubs and finally, to our customers.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season, and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Amazon Prime Day”, “Black Friday” and “Cyber Monday,” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, and shifts in customer behavior. For example, our revenue seasonality for the third quarter of 2024 was negatively impacted due to a lower demand for our products in the Gaming Components and Systems segment which was primarily attributable to the delayed launches of new and reasonably priced GPUs and CPUs, as well as the postponed releases of new and awaited game titles to early 2025.

Competition

We face intense competition in the markets for all of our products. We operate in markets that are characterized by rapid technological change, constant price pressure, rapid product obsolescence, evolving industry standards and new demands for features and performance. We experience aggressive price competition and other promotional activities from competitors, including in response to declines in consumer demand and excess product supply or as competitors seek to gain market share.

We believe that the principal competitive factors that affect customer preferences include brand awareness, reputation, breadth and depth of product offering, product performance and quality, design and aesthetics, price, user experience, online product reviews and other value propositions. We believe we compete favorably based on these factors.

In recent years, we have added new product categories and we intend to continue to introduce new product categories in the future. To the extent we are successful in adding new product categories, we will confront new competitors, many of which may have more experience, better known brands and greater distribution capabilities in the new product categories and markets than we do. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies. Many of our current and potential competitors, some of which are large, multi-national businesses, have substantially greater financial, technical, sales, marketing, personnel and other resources, and have greater brand recognition than we have.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 7

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

For a discussion of risks attendant to environment matters, see “Risk Factors—Risks Related to our Business—We are subject to various environmental laws, conflict mineral-related provisions of the Dodd-Frank Act and other regulations that could impose substantial costs upon us and may seriously harm our business”, and “Risk Factors—Risks Related to our Business—Failure to comply with other laws and governmental regulations may seriously harm our business” in Item 1A.

Human Capital Resources

As of December 31, 2024, we employed 2,567 persons, including contractors working full-time in our manufacturing operations as well as contractors supporting our software and IT development. None of our U.S. direct employees is currently represented by a labor union or is covered by a collective bargaining agreement with respect to his or her employment. International employees in several European countries covered by statutory collective bargaining agreements represent approximately 1.3% of our total employee population. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Corporate Information

We incorporated in Delaware in 2017 as EagleTree-Carbide Acquisition Corp. and we changed our name to Corsair Gaming, Inc. in 2018. We completed the initial public offering (the “IPO”), of our common stock in September 2020 and our common stock is listed on the Nasdaq Global Select Market under the symbol “CRSR.” Our principal executive offices are located at 115 N. McCarthy Boulevard, Milpitas, California, 95035, and our telephone number is (510) 657-8747.

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

Item 1A.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our common stock.

Corsair Gaming, Inc. | 2024 Form 10-K | 8

•
Our competitive position and success in the market depend to a significant degree upon our ability to build and maintain the strength of our brands among gaming enthusiasts and creators, and any failure to build and maintain our brands may seriously harm our business.
•
Our success and growth depend on our ability to continuously improve our existing products and develop and successfully market new products. If we are unable to do so, demand for our current products may decline and new products we introduce may not be successful.
•
We depend upon the introduction and success of new third-party high-performance computer hardware, particularly graphics processing units (“GPUs”), and central processing units (“CPUs”), and sophisticated new video games to drive sales of our products. If newly introduced GPUs, CPUs and sophisticated new video games are not successful, if the rate at which those products are introduced declines, or if such products are not readily available, it may seriously harm our business.
•
We face intense competition, and if we do not compete effectively, we could lose market share, demand for our products could decline and our business may be seriously harmed.
•
Our growth prospects are, to a certain extent, connected with the ongoing growth of the gaming industry, including live game streaming and esports, and any decline or reduction in the growth or popularity of the gaming industry may seriously harm our business.
•
Currency exchange rate fluctuations could increase our manufacturing costs or result in our products becoming relatively more expensive to our overseas customers, either of which may seriously harm our business.
•
Our sales are subject to seasonal fluctuations, which may seriously harm our business. Total unit shipments of our products tend to be higher during the third and fourth quarters of the year.
•
We are controlled by a single stockholder, EagleTree, whose interests in our business may be different than yours.
•
We are a “controlled company” within the meaning of the Nasdaq Global Select Market rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 9

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

Our success and growth depend on our ability to continuously improve our existing products and develop and successfully market new products. If we are unable to do so, demand for our current products may decline and new products we introduce may not be successful.

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

We believe that the success of our products depends to a significant degree on our ability to identify new features or category opportunities, anticipate technological developments and market trends and distinguish our products from those of our competitors. In order to further grow our business, we also will need to quickly develop, manufacture and ship innovative and reliable new products and enhancements to our existing products in a cost-effective and timely manner to take advantage of developments in enabling technologies and the introduction of new computer hardware, such as new generations of GPUs and CPUs, and computer games, all of which drive demand for our products. In recent years, we have entered into several new markets, for example the cameras market for content creators and the sim racing market for gamers, and in the future, we intend to introduce other products designed to appeal to these markets. To the extent we do so, we will likely encounter competition from large, well-known consumer electronics and peripherals companies. Some of these companies have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacture, distribution, promotion, sale and support of their products. We cannot predict whether we will be successful in developing or marketing new products and categories of products and, if we fail to do so, our business may be seriously harmed. If we do not continue to distinguish our products through distinctive, technologically advanced features and designs, our business may be seriously harmed.

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

We believe that the introduction of more powerful GPUs, CPUs and similar computer hardware that place increased demands on other system components, such as memory, PSUs or cooling solutions, has a significant effect on the demand for our products. The manufacturers of those products are large, public, independent companies that we do not influence or control. As a result, our business results can be materially affected by the timing and frequency with which new high-performance hardware products are introduced by these independent third parties, whether these products achieve widespread acceptance among gamers, whether such products are readily available at affordable prices and whether additional memory, enhanced PSUs or cooling solutions, new computer cases or other peripheral devices are necessary to support those products. Although we believe that, historically, new generations of high-performance GPUs and CPUs have positively affected the demand for our products, there can be no assurance that this will be the case in the future. For example, the introduction of a new generation of highly efficient GPUs and CPUs that require less power or that generate less heat than prior generations may reduce the demand for both our PSUs and cooling solutions. In the past, semiconductor and computer hardware companies have typically introduced new products annually, generally in the second calendar quarter, which has tended to drive our sales in the following two quarters. If computer hardware companies do not continue to regularly introduce new and enhanced GPUs, CPUs and other products that place increasing demands on system memory and processing speed, require larger PSUs or cooling solutions or that otherwise drive demand for computer cases and other peripherals, or if gamers do not accept those products, our business may be seriously harmed. In 2024 we were mid-cycle for new GPU platforms, and as a result, we did not experience a similar increase in demand driven by new GPU platforms. The slowdown in the self-built PC market activity in 2024 led to a decrease in demand for our products in the Gaming Components and Systems segment. We expect demand to pick up with the next substantial GPU launch in 2025.

Corsair Gaming, Inc. | 2024 Form 10-K | 10

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

We face intense competition in the markets for all of our products. We operate in markets that are characterized by rapid technological change, constant price pressure, rapid product obsolescence, evolving industry standards and new demands for features and performance. We experience aggressive price competition and other promotional activities by competitors in response to declines in consumer demand and excess product supply, or as competitors seek to gain market share. We provide a variety of financial incentive programs to our customers, including special pricing arrangements, promotions, rebates and volume-based incentives, among others. The reserves for such incentive programs are based on our judgment and estimates, using actual sales data, historical experience, forecasted incentives, anticipated volume of future purchases, and inventory levels in the channel. There could be significant differences between the actual costs of such programs and our estimates.

Because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies. Many of our current and potential competitors, some of which are large, multi-national businesses, have substantially greater financial, technical, sales, marketing, personnel and other resources and greater brand recognition than we have. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively than we can. In addition, some of our competitors are small or mid-sized specialty companies that can react to changes in industry trends or consumer preferences or introduce new or innovative products more quickly than we can. As a result, our product development efforts may not be successful or result in market acceptance of our products. Our primary competitors include:

Competitors in the gamer and creator peripherals market. Our primary competitors in the market for gaming keyboards and mice include Logitech and Razer. Our primary competitors in the market for headset and related audio products include Logitech, Razer, Steel Series and HP through its HyperX brand. Our primary competitors in the gamer and creator streaming products market include Logitech through its Blue Microphones brand, and AverMedia. Our primary competitors in the performance controller market include Microsoft and Logitech. Our primary competitors in the sim racing market include Moza and Simucube.

Competitors in the gaming components and systems market. Our primary competitors in the market for PSUs, cooling solutions and computer cases include Cooler Master, NZXT, MSI, Asus, Seasonic and Thermaltake. Our primary competitors in the market for DRAM modules include Crucial, G.Skill, and Kingston. Our primary competitors in the market for prebuilt gaming PCs and laptops include Dell through its Alienware brand, HP through its Omen brand, Asus, MSI and Razer. Our primary competitors in the market for custom-built gaming PCs and laptops include iBuypower and Cyberpower.

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

Our growth prospects are, to a certain extent, connected with the ongoing growth of the gaming industry, including live game streaming and esports, and any decline or reduction in the growth or popularity of the gaming industry may seriously harm our business.

Over the past three decades, gaming has grown from a relatively niche industry to a significant segment of the global entertainment industry with a wide following across various demographic groups globally. This growth includes, and has been driven

Corsair Gaming, Inc. | 2024 Form 10-K | 11

by, the rapid expansion of live game streaming by content creators and the growing popularity of professional competitive gaming, also referred to as esports. However, the continued growth of the gaming industry will depend on numerous factors, many of which are beyond our control, including but not limited to:

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
•
the introduction of legislation or other regulatory restrictions on gaming and broadcast of live streaming or esports, including restrictions addressing violence in video games and addiction to video games, also referred to as Gaming Disorder by the World Health Organization;
•
economics or monetization of esports performing below expectations, ultimately causing a decrease in outside investments in esports;
•
reduced accessibility of streaming and other gaming video content, whether due to platform fragmentation, the erection of paywalls, or otherwise;
•
the relative availability and popularity of other forms of entertainment which could result in diverting consumer interest away from watching live or streamed broadcasts of competitors playing video games; and
•
changes in consumer demographics, tastes and preferences.

In addition, there could be any number of factors which could result in the esports or live game streaming markets having limited or negative impact on our sales and overall growth. These factors include:

•
our competitors marketing products that gain broader acceptance among game streamers, esports participants and content creators;
•
the rate of growth of PCs and gaming consoles, or the migration of gamers to mobile devices and tablets away from PCs, which historically have been the core focus of our business;
•
esports amateurs and/or spectators not purchasing our products that are used and advertised by esports athletes and teams or streamers and content creators, including the esports athletes and teams, and streamers we sponsor;
•
the popularity of esports games that do not utilize many of our products, for example games that run on mobile devices or tablets that replace more traditional esports; and
•
our research and development and the products we sell failing to satisfy the increasing high-performance requirements of competitive gamers or streamers.

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

Currency exchange rate fluctuations could increase our manufacturing costs, or result in our products becoming relatively more expensive to our overseas customers, either of which may seriously harm our business.

Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency exchange rates. Because the pricing of our products is denominated primarily in U.S. dollars, an increase in the value of the U.S. dollar relative to the currency used in the countries where our products are sold, has and may continue to result in an increase in the price of our products in those countries, which has and may continue to lead to a reduction in sales in such countries. Likewise, because we pay our suppliers and third-party manufacturers, most of which are located outside of the United States, primarily in U.S. dollars, any decline in the value of the U.S. dollar relative to the applicable local currency, such as the Chinese Yuan or the New Taiwan dollar, may cause our suppliers and manufacturers to raise the prices they charge us. In addition, we generally pay our employees located outside the United States in the local currency and, as a result of our foreign sales and operations, we have other expenses, assets and

Corsair Gaming, Inc. | 2024 Form 10-K | 12

liabilities that are denominated in foreign currencies and changes in the value of the U.S. dollar could result in significant increases in our expenses that may seriously harm our business.

Supply chain issues, including scarcity of raw materials or other components to produce our products and limited ability to control or influence our procurement process, could increase costs or cause a delay in our ability to produce our products and could adversely affect our future results of operations and our overall financial performance.

We and our manufacturers rely on an extended third-party supply chain and the availability of raw materials to produce a significant amount of our products. From time to time, we have experienced product shortages due to both disruptions in supply from the third parties that manufacture or supply our products and our inability or the inability of these third-party manufacturers to obtain necessary components, and we may experience similar shortages in the future. A reduction or interruption in supply, including interruptions due to global pandemics or geopolitical unrest beyond our control, an inability to procure quality raw materials in a cost-effective manner and constrain volatile materials costs, a failure to monitor contract compliance to ensure and sustain sourcing savings, a failure to procure adequate inventory or raw materials from our suppliers or regulatory changes may lead to delays in manufacturing and increases in costs. Moreover, procurement of many components used in our products is generally the responsibility of the third parties that manufacture our products, and we therefore have limited or no ability to control or influence the procurement process or to monitor the quality of components. Our manufacturers or suppliers may provide us with products or components that do not perform reliably or do not meet our quality standards or performance specifications, are susceptible to early failure or contain other defects. This may seriously harm our reputation, increase our warranty and other costs or lead to product returns or recalls, any of which may seriously harm our business.

Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages that could materially adversely affect our financial condition and operating results. While we have entered into agreements for the supply of many components, there can be no assurance that we will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of components on commercially reasonable terms. Health crises, including pandemics, have led, and could lead, to quarantines or labor shortages, which may impact the output of key suppliers because of longer production and shipping times, higher product costs, and increased shipping and logistics costs, each of which have historically negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints.

Any disruption in or termination of our relationships with any of our manufacturers or suppliers or our inability to develop relationships with new manufacturers or suppliers as and when required would cause delays, disruptions or reductions in product shipment and may require product redesigns, all of which could damage relationships with our customers, seriously harm our brand, increase our costs and otherwise seriously harm our business. Likewise, shortages or interruptions in the supply of products or components, including disruptions of shipping lanes or divergence from shipping lanes due to geopolitical events, including recent disruptions in the Red Sea, or any inability to procure these products or components from alternate sources at acceptable prices in a timely manner, could delay shipments to our customers and increase our costs, any of which may seriously harm our business. If our customers experience delays or unavailability of our products due to our inability to obtain certain components, this may negatively impact our customers’ ordering patterns. Accordingly, if our supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to us, our financial condition and operating results could be materially adversely affected.

Our sales are subject to seasonal fluctuations, which may seriously harm our business. Total unit shipments of our products tend to be higher during the third and fourth quarters of the year.

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of gamers who purchase our products. Our total unit shipments have generally been lowest in the first and second calendar quarters due to lower sales following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced GPUs, CPUs and other computer hardware products, which usually takes place in the second calendar quarter, and which tends to drive sales in the following two quarters. As a consequence of seasonality, our total unit shipments for the second calendar quarter are generally the lowest of the year, followed by total unit shipments for the first calendar quarter. Our total unit shipments are thus subject to seasonal fluctuations, which may seriously harm our business. Historical seasonal patterns have been impacted in the past, and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, delay in the anticipated launch of new or enhanced GPUs and CPUs, and shifts in customer behavior.

Corsair Gaming, Inc. | 2024 Form 10-K | 13

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
•
changes in the frequency and timing with which new high-performance computer hardware, particularly GPUs and CPUs, and sophisticated new computer games that drive demand for additional DRAM modules, higher wattage PSUs, enhanced cooling solutions and peripherals are introduced;
•
fluctuations in the available supply of high-performance computer hardware resulting in the increased costs to gamers, which could ultimately lead to decreased demand for our gaming products, due to factors such as component supply shortages or consumers purchasing GPUs for non-gaming purposes such as cryptocurrency mining;
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

Corsair Gaming, Inc. | 2024 Form 10-K | 14

General economic conditions. Our business may be materially adversely affected by factors relating to global, national and regional economies, including:

•
uncertainty in economic conditions, either globally or in specific countries or regions;
•
fluctuations in currency exchange rates;
•
global pandemics or other public health crises;
•
the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflicts in Ukraine and the Middle East, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
•
macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, changes in interest rates or inflation; and
•
changes in business cycles that affect the markets in which we sell our products.

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

Cloud computing refers to a computing environment in which software is run on third-party servers and accessed by end-users over the internet. In a cloud computing environment, a user’s computer may be a so-called “dumb terminal” with minimal processing power and limited need for high-performance components. Through cloud computing, gamers are able to access and play graphically sophisticated games that they may not be able to otherwise play on a PC that is not fully equipped with the necessary, and often expensive, hardware. If cloud computing is widely adopted, the demand for high-performance computer gaming hardware products such as the PC high-performance memory, prebuilt and custom gaming PCs and laptops, and other PC gaming components we sell, could diminish significantly. As a result, if cloud computing gaming were to become widely adopted, such adoption could seriously harm our business.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 15

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

DRAM integrated circuits (“ICs”) account for most of the cost of producing our DRAM modules. The market for these ICs is highly competitive and cyclical. Prices of DRAM ICs have historically been subject to volatility over relatively short periods of time due to a number of factors, including imbalances in supply and demand. These fluctuations have occurred in the past and we expect they will recur in the future, which could seriously harm our business. For example, changes in the selling prices of our DRAM modules can have a substantial impact on our net revenue as our performance memory products represents a significant portion of our overall net revenue. In addition, declines in the market price of ICs enable our competitors to lower prices and we will likely be forced to lower our product prices in order to compete effectively which could have an adverse effect on our net revenue. Further, because we carry inventory of DRAM ICs and DRAM modules, fluctuations in the market price of these ICs can have an effect on our gross margin. For example, declines in the prices of these ICs and their related products have tended to have a negative short-term impact on gross margin of our DRAM modules. In addition, selling prices of our DRAM modules, on the one hand, and market prices of DRAM ICs, on the other hand, may rise or fall at different rates, which may also affect our gross margin. Any of these circumstances could materially adversely affect our net revenue and gross margins.

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

The ongoing wars in Ukraine and the Middle East could adversely affect our business, financial condition and results of operations.

In February 2022, Russian military forces invaded Ukraine, and in October 2023, Hamas, a U.S.-designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. Although the length, impact and outcome of these wars are highly unpredictable, these wars have contributed to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

We are continuing to monitor the situations in Ukraine and the Middle East and assessing the impacts on our business, including our suppliers and customers. Despite the recent ceasefire deal in the Middle East, we have no way to definitively predict the outcome of the wars in Ukraine and the Middle East or their impacts in Ukraine, Russia or Belarus, the Middle East, or the surrounding areas, as these wars, and any resulting government reactions, are constantly evolving and are beyond our control. The extent and duration of the military action, sanctions and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

If we lose or are unable to attract and retain key management, our ability to compete could be seriously harmed and our financial performance could suffer.

Our performance depends to a significant degree upon the contributions of our management team, particularly our co-founder, Chief Executive Officer and Director. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. To the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so.

Corsair Gaming, Inc. | 2024 Form 10-K | 16

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

A significant percentage of our net revenue is generated by sales of DRAM modules. Net revenue generated by sales of DRAM modules accounted for a total of 29.2% and 31.2% of our net revenue for the years ended December 31, 2024 and 2023, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

In 2024 and 2023, sales to Amazon accounted for 30.9% and 30.7% of our net revenue, respectively. Sales to our ten largest customers accounted for 53.1% and 55.4% of our net revenue in 2024 and 2023, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on their payment to us, and if we were to have substantial accounts receivables balances with such customers outstanding, we would not be covered by insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our products, or if uncertainty regarding demand for our products causes a key customer to reduce their orders and marketing of our products, our business could be seriously harmed. A decision by one or more of our key customers to reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 17

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

Because most of the products we sell are linked through either our iCUE software or our Elgato streaming software suite, “bugs” or other glitches in the software may cause it to not perform reliably, meet our quality standards or meet performance specifications. Further, even if we detect any bugs or other glitches in the iCUE software or our Elgato streaming software suite we may be unable to effectively remediate these problems. In addition, in order for us to stay competitive, we need to update the iCUE software, Elgato streaming software suite and any other software utilized by our products, to incorporate innovations and other changes to address gamers and content creators’ changing needs. If we are unable to update the iCUE software or our Elgato streaming software suite to include such updates or address any bugs or glitches, its use to gamers and content creators may be substantially diminished, which could seriously harm our business.

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

We operate a facility in Taiwan that assembles, tests, packages and ultimately supplies all of our DRAM modules and a significant portion of our cooling solutions, prebuilt and custom gaming systems and custom gaming controllers. We also assemble, test, package and ultimately supply our custom-built PCs and our customized gaming controllers in our U.S. facility. All of the other products we sell, including the components used to assemble our DRAM modules, are produced at factories operated by third parties located in China, Taiwan and countries in Southeast Asia. Further, a majority of the world’s semiconductors, in particular the advanced ones often used in gaming PCs are manufactured in Taiwan. The fact that all of these facilities, manufacturers, suppliers and factories are concentrated in China, Taiwan and countries in Southeast Asia exposes us to geopolitical risks in these areas.

Production at facilities located in China, Taiwan or Southeast Asia, including our own facility in Taiwan, and deliveries from those facilities, may be adversely affected by tensions, hostilities or trade disputes involving China, Taiwan, the United States or other countries. There is potential for considerable political instability in Taiwan related to its disputes with China, including China’s threats to potentially annex Taiwan. In addition, political instability in countries in Southeast Asia such as Thailand where we source certain components, could result in delays in shipments or our inability to source certain critical components for our products. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn may seriously harm our business.

Other risks resulting from this concentration of our manufacturing facilities and our suppliers in China, Taiwan and Southeast Asia include the following:

•
the interpretation and enforcement of China’s laws continues to evolve, which may make it more difficult for us to obtain a reliable supply of our products at predictable costs;

Corsair Gaming, Inc. | 2024 Form 10-K | 18

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

In addition, the current U.S. presidential administration has implemented tariffs on imports from China. If other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our business may be seriously harmed if such tariffs or counter-measures affect the manufacturing costs of any of our products. Further, such tariffs could adversely impact our gross profits if we cannot pass the increased costs incurred as a result of these tariffs through to our consumers, or if the resulting increased prices result in a decrease in consumer demand.

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

Because our products must cross international borders, we are subject to risk of delay if our documentation does not comply with customs rules and regulations or for similar reasons. In addition, any increases in customs duties or tariffs, as a result of changes to existing trade agreements between countries or otherwise, could increase our costs or the final cost of our products to our retailer customers or gamers or decrease our margins. The laws governing customs and tariffs in many countries are complex, subject to many interpretations and often include substantial penalties for non-compliance.

Technological developments or other changes in our industry could render our products less competitive or obsolete, which may seriously harm our business.

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our products, create new and relevant categories of products and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our products less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new products for augmented or virtual reality devices or to address other technological trends, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our products. As a result, we may need to invest significant resources in research and development to

Corsair Gaming, Inc. | 2024 Form 10-K | 19

maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $67.5 million and $65.3 million for the years ended December 31, 2024 and 2023, respectively, representing 5.1% and 4.5% of our net revenue for these periods, respectively. Our failure to improve our products, create new and relevant categories of products and adapt to changing business models in a timely manner may seriously harm our business.

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

We are obligated to indemnify a limited number of retailer customers for damages and costs which may arise if our products infringe third-party patents or other proprietary rights. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification obligations could require us to make substantial settlement, damages or royalty payments or result in our incurring substantial legal costs. Our insurance does not cover intellectual property infringement. The potential amount of future payments to defend lawsuits or settle or otherwise satisfy indemnified claims under any of these indemnification provisions may be unlimited. We also have replacement obligations for product warranty claims relating to our products. Our insurance does not cover such claims. Claims for intellectual property infringement and product warranty claims may seriously harm our business.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 20

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

We need substantial working capital to operate our business. We rely to a significant degree upon credit extended by many of our manufacturers and suppliers in order to meet our working capital needs. Credit terms vary from vendor to vendor but typically vendors allow us zero to 120 days to pay for the products. However, notwithstanding the foregoing, there are instances when we are required to pay for products in advance of them being manufactured and delivered to us. We may also utilize borrowings under our revolving credit facility to provide working capital, and access to external debt financing has historically been and will likely continue to be very important to us. As a result of any downturn in general economic conditions or conditions in the credit markets or other factors, manufacturers and suppliers may be reluctant to provide us with the same credit that they have in the past, which would require that we increase the level of borrowing under our revolving credit facility or obtain other external financing to provide for our substantial working capital needs. Additional financing may not be available on terms acceptable to us or at all. In particular, our access to other debt financing is limited by the negative covenant in our credit agreement restricting our ability to incur other indebtedness, as well as the financial covenants therein prohibiting our Consolidated Total Net Leverage Ratio (“CTNL Ratio”) from exceeding 3.00 to 1.00 beginning 2024 and our Consolidated Interest Coverage Ratio (“CIC Ratio”) being less than 3.00 to 1.00 beginning 2024 (both tested quarterly on a trailing four fiscal quarter basis), with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement (as defined below)). As a result, such restrictions could limit, perhaps substantially, the amount of permitted indebtedness under other debt arrangements.

To the extent we incur additional indebtedness under our revolving credit facility or are required to incur indebtedness from other sources (if available and if permitted by the credit facility) to provide working capital, it could increase our interest expense and

Corsair Gaming, Inc. | 2024 Form 10-K | 21

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

We had $174.0 million of indebtedness as of December 31, 2024. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Risks of default. If we breach or are unable to comply with a covenant or other agreement contained in a debt instrument, the lender generally has the right to declare all borrowings outstanding under that debt instrument, together with accrued interest, to be immediately due and payable and may have the right to raise the interest rate. Upon an event of default under our credit facilities, the lender may require the immediate repayment of all outstanding loans and accrued interest. In addition, during the continuance of certain events of default under our credit facilities (subject to a cure period for some events of default), interest may accrue at a rate that is 200 basis points above the otherwise applicable rate. As a result, any breach or failure to comply with covenants contained in our debt instruments could seriously harm our business. Moreover, our credit facilities are secured by substantially all of our assets (including capital stock of most of our subsidiaries), but excluding assets of some of our foreign subsidiaries, and if we are unable to pay indebtedness secured by collateral when due, whether at maturity or if declared due and payable by the lender following a default, the lender generally has the right to seize and sell the collateral securing that indebtedness. There can be no assurance that we will not breach the covenants or other terms of our credit facilities or any other debt instruments in the future and, if a breach occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lender or to refinance the related indebtedness on terms we find acceptable, or at all. As a result, any breach or default of this nature may seriously harm our business.

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, which require the maintenance of a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC Ratio of 3.00 to 1.00 beginning 2024 (as defined in our credit facilities), with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). While we were in compliance with all applicable financial covenants under our credit facilities as of December 31, 2024, there can be no assurance that we will not breach these financial covenants in our existing and future credit facilities.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 22

We conduct our operations and sell our products internationally and the effect of business, legal, geopolitical and economic risks associated with international operations may seriously harm our business.

Sales to customers outside the United States accounted for 53.3% and 54.8% of our net revenue in 2024 and 2023, respectively. In addition, substantially all of the products that we sell are manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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

Corsair Gaming, Inc. | 2024 Form 10-K | 23

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

In addition, the Organization for Economic Co-Operation and Development (“OECD”) has released guidance and blueprints covering various topics, including a global minimum effective tax rate of 15% on certain corporate groups known as “Pillar Two”, and rules governing transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities as those guidance and blueprints are potentially implemented in various jurisdictions. For example, the European Union, or the EU, adopted the Pillar Two on December 12, 2022, requiring EU Member States to implement the OECD’s global minimum tax rules by 31 December 2023. In addition, various other countries where we do business have implemented or plan to implement the “Pillar Two” global corporate minimum tax rate in 2024 and 2025 and are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We have evaluated the impact from the OECD Pillar Two rules and determined that there is no impact to our financial position for the year of 2024.

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

Our ability to utilize our net operating losses (“NOLs”) carryforwards and certain other tax attributes may be limited.

Our ability to utilize our NOL carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. As of December 31, 2024, we had NOL carryforwards for U.S. federal, state and foreign tax purposes of $4.7 million, $42.7 million, and $6.4 million, respectively. Certain of our tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017, but we do not expect our tax attributes to be materially affected by the annual limitation. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of NOLs to reduce our future taxable income and tax liabilities may be limited, which could affect our profitability.

Corsair Gaming, Inc. | 2024 Form 10-K | 24

System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which may seriously harm our business.

We process personal, confidential and other sensitive information (“Confidential Information”) in our computer systems, hardware, software, technology infrastructure and online sites and networks as well as those provided by third parties, collectively IT Systems. Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years, creating an evolving landscape of cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information that we and our providers process. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. Threat actors may include experienced computer programmers, opportunistic hackers and hacktivists, state-sponsored organizations and employees who, due to malfeasance or error, may penetrate our security controls and misappropriate or compromise our Confidential Information or that of our employees or third parties, which in turn, may create disruptions to our IT Systems or cause shutdowns. These threat actors may also develop and deploy viruses, worms, bugs, ransomware and other malicious software programs that attack or otherwise exploit security vulnerabilities in our IT Systems using increasingly sophisticated techniques – including phishing and social engineering – and tools – including artificial intelligence – that can circumvent security controls, evade detection and remove forensic evidence. Further, we offer the flexibility to work remotely, which introduces heightened cybersecurity risks as remote working environments can be less secure and more susceptible to cyber-attacks due to cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

We have taken steps to put in place safeguards designed to protect the security of all the Confidential Information we process and that our providers process on our behalf, but despite these efforts, we cannot guarantee that we or our providers will not suffer harmful security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, human error issues or other similar events that lead to misplaced or lost information, programming and/or other similar issues. These malicious attacks have occurred on our IT Systems in the past and are expected to occur in the future. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

For portions of our IT Systems, including business management and communication software products, we rely on products and services provided by third parties, a number of which process personal information on our behalf. There can be no assurance that the privacy and security related measures and safeguards we have put in place in relation to these third parties will be effective to protect us and/or the relevant personal information from the risks associated with the third-party storage, transmission and other processing of such information. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our IT Systems. To defend against security threats, both to our internal systems and those of our customers, we must continuously engineer more secure products and enhance security and reliability features, which may result in increased expenses, and does not guarantee that we will be able to anticipate, detect, investigate, remediate or recover from cybersecurity incidents and attacks or avoid a material adverse impact to our IT Systems, data or business.

Actual or perceived breaches of our security measures, those of third-parties or the accidental loss, inadvertent disclosure or unapproved dissemination of Confidential Information about us, our partners, our customers or third parties have exposed, and, in the future, could expose us and other affected parties to a risk of loss or misuse of this information, resulting in litigation (including class actions) and potential liability, paying damages, regulatory inquiries, investigations or actions, damage to our brand and reputation or other serious harm to our business. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons. Complying with the numerous and complex regulations in the event of a data security breach could be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions may seriously harm our business.

We are currently subject to U.S. federal and state and foreign laws, regulations and industry standards relating to data privacy and security, and our failure or perceived failure to comply as well as actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.

In connection with certain of our products, we collect information related to our gamers and creators. This information is increasingly subject to an ever-evolving patchwork of legislation, regulations and industry standards in numerous jurisdictions around the world that are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction and other processing. The U.S. and foreign governments and agencies may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, transmission, destruction or other processing of personal data and other information. As such, and because various jurisdictions have different laws and regulations concerning the use, storage, transmission and other processing of such information, we may face

Corsair Gaming, Inc. | 2024 Form 10-K | 25

requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter, potentially requiring additional investment in resources for compliance programs, and impacting business operations and availability of previously available data.

For example, certain states have adopted or modified data privacy and security laws and regulations that apply to our business. The California Consumer Privacy Act, (the “CCPA”) gives California residents rights to access, delete or correct their personal information and opt out of certain processing of personal information and places certain obligations on entities processing information about California residents. The enactment of the CCPA has prompted a wave of similar legislative developments in other states and many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise and there remains increased interest at the federal level as well, reflecting a trend towards more stringent data privacy legislation. Failure to comply with the CCPA and other similar state privacy laws creates additional risks including enforcement by the applicable Attorney General or, in the case of California, the California Privacy Protection Agency; limited private rights of actions for certain data breaches; and damage to reputation.

We are also subject to legislation in Europe and the U.K., such as the European Union General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of personal information and data protection authorities in the European Economic Area (the “EEA”), and the UK have the power to impose administrative fines for violations of the GDPR and the GDPR provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

The EU GDPR and UK GDPR also regulate cross-border transfers of personal information out of the EEA and the U.K. Legal developments in Europe have created uncertainty regarding transfers of data from the EEA and the U.K. to the U.S. and other jurisdictions. Although the U.K. currently has an adequacy decision from the European Commission, such that standard contractual clauses are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission. Adding further complexity for international data transfers, the U.K. adopted its own International Data Transfer Agreement for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum that can be used with the standard contractual clauses for the same purpose. The EU-US Data Privacy Framework (and the U.K. extension) have also been effective transfer mechanisms to self-certified US entities under the framework since July 2023 and October 2023, respectively. We rely on the newest standard contractual clauses of June 4, 2021, for our intragroup, customer and vendor agreements for transfers out of the EEA and on the international data transfer addendum to the standard contractual clauses for transfers out of the U.K. Notwithstanding the above, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the enforcement landscape further develops, and supervisory authorities issue further guidance on personal information export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, operations or financial results.

The EU and UK also impose cybersecurity obligations on organizations that manufacture computers and peripheral equipment. These cybersecurity obligations are primarily imposed through EU Member States’ implementation of Directive (EU) 2022/2555 (the “NIS 2 Directive”) in the EU and the Product Security and Telecommunications Infrastructure Act 2022 (“PSTI”), and Cyber Resilience Act (the “CRA”) in the UK. The NIS 2 Directive imposes a robust range cybersecurity obligations, including a list of minimum cybersecurity measures that must be adopted and leaves the door open to EU Member States to impose more stringent requirements on in-scope entities with respect to cybersecurity than provided for under the text of the NIS 2 Directive. The PSTI, amongst other things, imposes obligations on manufacturers, importers and distributors of specific categories of consumer connectable products to comply with minimum security requirements with a view to securing such products against cyber-attacks. The CRA will impose obligations on manufacturers, importers and distributors of products with a digital component to ensure that such products adhere to minimum security requirements once its obligations come into force. Failure to comply with any of these cybersecurity regimes may subject us to fines and other penalties. Given the rapidly evolving nature of the regulatory landscape (e.g., the EU-wide NIS2 Directive, the EU-wide Cyber Resilience Act and the U.K.’s PSTI), we may be unable to ensure timely compliance with these requirements, which may adversely impact our business, financial condition and results of operations.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 26

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

Compliance with existing and emerging privacy and cybersecurity laws, regulations and industry standards could result in increased compliance costs and/or lead to changes in business practices and policies. While we have taken various measures to help ensure that our policies, processes and systems are in compliance with our obligations, we cannot guarantee that regulators or consumers will agree with our approach to compliance and any failure to protect the confidentiality of client information could adversely affect our reputation, lead to private litigation (including class actions) against us, and require additional investment in resources, impact strategies and availability of previously available data, any of which could materially and adversely affect our business, operating results and financial condition. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

We use AI in our business, and challenges relating to the development and use of AI, including generative AI, could result in competitive harm, reputational harm, and legal liability, and adversely affect our results of operations.

We use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively “AI Technologies”) throughout our business, and are making significant investments in this area. For example, we use AI Technologies for various internal business uses and in certain customer offerings, such as customer support.

As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of, or our investments in, such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, a number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.

In addition, the regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Existing laws and regulations may also be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. For example, in the United States, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making and California regulators have enacted new laws that further regulate the use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies while placing additional requirements on companies, including to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. In Europe, the EU Artificial Intelligence Act, for which the majority of requirements will apply beginning August 2, 2026, establishes a comprehensive, risk-based governance framework for AI in the EU market, setting requirements around transparency, assessments, human oversight and more for companies that develop, use and / or provide AI in the EU.

It is possible that further new laws and regulations (or interpretations of existing laws and regulations), including around intellectual property, data privacy, competition and antitrust laws, may limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services and business. The cost to comply with such laws, including resources that may be needed to adjust our products or services, could be significant and increase our operating expenses. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 27

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

Our online operations, where we sell a number of products through our online stores, subject us to certain risks that could seriously harm our business, financial condition and results of operations. For example, we may face liability for online credit card fraud and problems in connection with adequately securing the payment systems of our online operations. Further existing and future regulations and laws could impede the growth of our online operations. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and social media marketing. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our sites by gamers and creators and may result in the imposition of monetary liability.

In addition, our online stores are partially handled by a third-party ecommerce service provider. We rely on this service provider to handle, among other things, payment and processing of online sales. If the service provider does not perform these functions satisfactorily, we may find another third-party service provider or undertake such operations ourselves, but we may not be able to successfully do either. In either case, our online sales and our reputation could be adversely affected which, in turn, may seriously harm our business.

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

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of December 31, 2024, we had approximately $354.2 million of goodwill, $164.3 million of intangible assets and $87.2 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the products we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

Our future success depends to a large degree on our ability to defend the Corsair brand and product family brands such as SCUF, Elgato, Fanatec and iCUE from infringement and, if we are unable to protect our brand and other intellectual property, our business may be seriously harmed.

We consider the Corsair brand to be one of our most valuable assets. We also consider the Elgato, Origin, SCUF, Fanatec brands and iCUE proprietary technology brands. Our future success depends to a large degree upon our ability to defend the Corsair brand, proprietary technology brands and product family brands from infringement and to protect our other intellectual property. We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as nondisclosure terms to protect our intellectual property.

We hold a limited number of patents and pending patent applications. It is possible that any patent owned by us will be invalidated, deemed unenforceable, circumvented or challenged and that our pending or any future patent applications will not be granted. In addition, other intellectual property laws or our confidentiality procedures and contractual provisions may not adequately protect our intellectual property and trade secrets, and others may independently develop similar technology, duplicate our products, or design around any intellectual property rights we may have. Any of these events may seriously harm our business.

Corsair Gaming, Inc. | 2024 Form 10-K | 28

Certain of the licenses pursuant to which we are permitted to use the intellectual property of third parties can be terminated at any time by us or the other party. If we are unable to negotiate and maintain licenses on acceptable terms, we will be required to develop alternative technology internally or license it from other third parties, which may be difficult and costly or impossible.

The expansion of our business will require us to protect our trademarks, domain names, copyrights, patents, trade secrets and other intellectual property rights in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation or other enforcement proceedings. If we are unable to protect and enforce our trademarks, domain names, copyrights, patents, trade secrets and other intellectual property rights, or prevent third parties from infringing upon them, our business may be seriously harmed.

We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practical or cost-effective for us to enforce our rights with respect to certain items of intellectual property fully, or at all, particularly in developing countries where the enforcement of intellectual property rights may be more difficult than in the United States. Additionally, there can be no assurance that we will be able to successfully enforce our intellectual property rights or obtain sufficient remedies if they are breached, against our competitors or third parties. Further, it is possible that, given the costs of obtaining patent protection, we may choose not to seek patent protection for certain items of intellectual property that may later turn out to be important. If we fail to meaningfully establish, maintain, protect our proprietary information and enforce our intellectual property rights, our business, financial condition and results of operations could be adversely affected.

Some of our products contain open source software, which may pose particular risks to our proprietary software and products.

Our products rely on software licensed by third parties under open source licenses, including as incorporated into software we receive from third-party commercial software vendors, and will continue to rely on such open source software in the future. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties or other contractual protections regarding infringement claims or the quality of the code, and the wide availability of source code for open source software components used in our products could expose us to security vulnerabilities. Further, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our products. As a result, we may face claims from third parties claiming ownership of what we believe to be open source software, and, under certain conditions, we could be required to release our proprietary source code, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. These claims or requirements could result in litigation and could require us to purchase a costly license or cease offering the implicated products unless and until we can re-engineer them to avoid infringement or release of our proprietary source code. This re-engineering process could require significant additional research and development resources. In addition, we have intentionally made certain software we have developed available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we engage in a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, it is still possible that our competitors or others could use this code for competitive purposes, or for commercial or other purposes beyond what we intended. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could seriously harm our business.

We are, have in the past been, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could require us to pay damages or royalties and could limit our ability to use certain technologies in the future.

Companies in the technology industry are frequently subject to litigation or disputes based on allegations of infringement or other violations of intellectual property rights. In the past, we have faced claims that we have infringed, misappropriated or otherwise violated third party intellectual property rights and that our use of components or products supplied to us by third parties have infringed, misappropriated or otherwise violated third party intellectual property rights, and we may face similar claims in the future.

Any intellectual property claims, with or without merit, can be time-consuming, expensive to litigate or settle and can divert management resources and attention. For example, in the past we have settled claims relating to infringement allegations and agreed to make royalty or license payments in connection with such settlements. As a result of an adverse determination or settlement of such claims, we may be required to pay damages, which could be substantial, stop use of the technologies found to be in violation of a third-party’s rights, or divert significant resources towards litigation or dispute resolution, all of which could prevent us from developing, selling or using some of our products that incorporate the asserted intellectual property. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense and might not be successful or, if alternative non-infringing technologies already exist, we may be required to license those technologies from third parties, which may be expensive or impossible. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to halt sales of our products incorporating the infringing technologies and may be unable to compete effectively. Any of these results

Corsair Gaming, Inc. | 2024 Form 10-K | 29

or any inquiry, allegation or claim of intellectual property infringement or misappropriation against us or any of our partners and/or suppliers, whether or not successful, could seriously harm our business, prospects, financial condition and operating results.

We and our contract manufacturers may be adversely affected by seismic activity or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in the San Francisco Bay Area and the testing and packaging of most of our DRAM modules take place in our facility in Taiwan. Both locations are known to experience earthquakes from time to time, some of which have been severe. In addition, typhoons and other severe weather systems frequently affect Taiwan. Most of the third-party facilities where our products and some of the components used in our products are manufactured are located in China, Taiwan, Southeast Asia and other areas that are known for seismic activity and other natural disasters. Earthquakes in any of the foregoing areas may also result in tsunamis. We do not carry earthquake insurance. As a result, earthquakes or other natural disasters could severely disrupt our operations, either directly or as a result of their effect on third-party manufacturers and suppliers upon whom we rely and their respective supply chains, and may negatively impact the ordering patterns of our customers and may seriously harm our business.

We are subject to various environmental laws, conflict mineral-related provisions of the Dodd-Frank Act and other regulations that could impose substantial costs upon us and may seriously harm our business.

Our operations, properties and the products we sell are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, product energy efficiency standards, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our products, could cause us to incur substantial costs, including clean-up costs, personal injury and property damage claims, fines and penalties, costs to redesign our products or upgrade our facilities and legal costs, or require us to curtail our operations. Environmental contamination or releases of hazardous materials may also subject us to claims of property damage or personal injury, which could result in litigation and require us to make substantial payments to satisfy adverse judgments or pay settlements. Liability under environmental laws can be joint and several and without regard to comparative fault. We also expect that our operations will be affected by new environmental laws and regulations on an ongoing basis, which will likely result in additional costs. Environmental laws and regulations could also require that we redesign our products or change how our products are made, any of which could seriously harm our business. The costs of complying with environmental laws and regulations or the effect of any claims or liability concerning or resulting from noncompliance or environmental contamination could also seriously harm our business.

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

As of December 31, 2024, EagleTree beneficially owned approximately 53.7% of our common stock and is able to control our affairs in all cases. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of

Corsair Gaming, Inc. | 2024 Form 10-K | 30

EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

We are a “controlled company” within the meaning of the Nasdaq Global Select Market rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

EagleTree controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Select Market (“Nasdaq”). Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including requirements that:

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

Corsair Gaming, Inc. | 2024 Form 10-K | 31

•
developments of new technologies or other innovations;
•
the passage of legislation or other regulatory developments affecting us or our industry;
•
speculation in the press or investment community;
•
changes in accounting principles;
•
the outbreak of epidemics or pandemics;
•
natural disasters, terrorist acts, acts of war or periods of widespread civil unrest, such as any military actions taken as a result of the military conflicts in Ukraine and the Middle East; and
•
changes in general market and economic conditions.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based upon the number of shares outstanding as of December 31, 2024, we had outstanding a total of 104.8 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering, in the secondary offering in January 2021 and in the primary offering in November 2022, are freely tradable, without restriction, in the public market. In addition, in July 2022, approximately 54.2 million shares of our common stock that were held by EagleTree were registered pursuant to a Registration Statement on Form S-3.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 32

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

We have opted out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations involving us unless certain conditions are satisfied. However, our amended and restated certificate of incorporation will include similar provisions that we may not engage in certain business combinations with interested stockholders for a period of three years following the time that the stockholder became an interested stockholder, subject to certain conditions. Pursuant to the terms of our amended and restated certificate of incorporation, EagleTree will not be considered an interested stockholder for purposes of this provision.

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

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•
we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of our company and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
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

Corsair Gaming, Inc. | 2024 Form 10-K | 33

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other

Corsair Gaming, Inc. | 2024 Form 10-K | 34

opportunities may not be available to us. As of December 31, 2024, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable economic and trade sanctions and export control laws could subject us to penalties and other adverse consequences that may seriously harm our business.

Our products are manufactured and/or assembled in China and Taiwan, where we maintain a manufacturing facility, as well as countries in Southeast Asia, and we sell our products in many countries outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments.

In addition, our business must be conducted in compliance with applicable trade sanctions and export control laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant authorities. Such laws and regulations prohibit or restrict certain operations, investment decisions and sales activities, including dealings with certain countries or territories, and with certain governments and designated persons. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions and export control laws and regulations.

While we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery and economic and trade sanctions and export control laws and regulations, our employees, representatives, distributors or agents may engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption and anti-bribery or economic and trade sanctions and export controls laws and regulations, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, may expose us to reputational harm, involve significant management distraction and lead to significant costs and expenses, including legal fees. If we, or our employees, representatives, distributors or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may seriously

Corsair Gaming, Inc. | 2024 Form 10-K | 35

harm our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

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

We are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. As part of these evaluations, material weaknesses in our internal controls over financial reporting may be identified. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we were able to remediate previously identified material weaknesses in our internal controls over financial reporting, there can be no guarantee we will not identify similar or other material weaknesses in the future and if such material weaknesses are identified, there can be no guarantee we would be able to remediate such material weaknesses. Any material weaknesses in our internal controls may adversely affect our ability to record, process, summarize and accurately report timely financial information and, as a result, our consolidated financial statements may contain material misstatements or omissions.

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

We incur significant expenses as a result of being a public company, and our management needs to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Nasdaq rules and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Further, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Corsair Gaming, Inc. | 2024 Form 10-K | 36

Risk management and strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

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

Our work on developing and implementing a process to oversee and identify risks from using third-party service providers, suppliers and vendors who have access to our critical systems and information is ongoing.

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

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as, where it deems appropriate, any incidents with lesser impact potential. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our CIO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Executive Officer, Chief Financial Officer, Chief Information Officer (the “CIO”), and Vice President and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The CIO has over 20 years’ experience managing the cybersecurity function across multiple companies. The information security team’s experience includes security certifications in International Information System Security Certification Consortium (“ISC2”), Information Systems Audit and Control Association (“ISACA”) and The International Council of E-Commerce Consultants (“EC-Council”).

We have a security incident response framework in place. This is part of the process we employ to inform our management and Board of Directors about and to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our cybersecurity framework includes regular compliance assessments of our policies and standards in relation to applicable state and federal statutes and regulations.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 37

Item 2. Properties.

Our current principal executive office is located in Milpitas, California and consists of approximately 118,000 square feet of space under a lease that expires in August 2032. We also lease manufacturing and warehousing facilities in Georgia, Florida, Netherlands and Taiwan, as well as properties in various parts of the United States, Europe and Asia for our product development, sales and service support and administrative functions. Our total property leases as of December 31, 2024, which expire at various dates through August 2032, are for an aggregate of approximately 706,000 square feet (including the Milpitas headquarters lease). In addition, we have approximately 327,000 square feet of space dedicated to us in our contracts with various third-party distribution centers in California and China for additional warehouses to store our inventory.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Corsair Gaming, Inc. | 2024 Form 10-K | 38

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information of our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CRSR”.

Holders

According to the records of our transfer agent, there were 19 holders of record of our common stock on February 13, 2025. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below compares (i) the cumulative total stockholder return on our common stock from September 23, 2020 (the date our common stock commenced trading on Nasdaq Global Select Market) through December 31, 2024 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the indices on September 23, 2020 and the reinvestments of dividends, if any.

Corsair Gaming, Inc. | 2024 Form 10-K | 39

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Corsair Gaming, Inc. | 2024 Form 10-K | 40

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

•
Gaming Components and Systems. Includes our high-performance PSUs, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

We are committed to continuing to grow in our current markets as well as new markets through the development of innovative technologies and by entering into new categories through organic growth or acquisitions. In recent years, we have entered into several new markets, for example the camera market for content creators and the sim racing market for gamers. We continue to expand our product portfolio and in 2024, we launched 78 new products.

On September 19, 2024, we completed the acquisition of the Fanatec Business for a purchase consideration of $43.7 million. Refer to Note 4, “Business Combinations-Fanatec Acquisition” for more information on this transaction. The Fanatec sim racing product line, which fully complements our gaming PCs, gaming and streaming peripherals, and monitors, is expected to expand our business in these markets. Based on the external analysts’ and management's estimates, the total addressable market for sim racing in 2024 is approximately $1 billion. Fanatec’s results of operations are included in our consolidated statements of operations with effect from September 19, 2024.

Summary of Financial Results

Our net revenue was $1,316.4 million, $1,459.9 million, and $1,375.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Our gross margin was 24.9%, 24.7%, and 21.6% for the years ended December 31, 2024, 2023, and 2022, respectively. We had net losses of $85.2 million, $2.6 million, and $54.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024 and 2023, we had cash and restricted cash, in the aggregate, of $109.6 million and $178.6 million, respectively. Net cash provided by operating activities was $35.9 million, $89.2 million, and $66.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 41

Impact of Macroeconomic Conditions. Our business and financial performance depend significantly on worldwide economic conditions. We continue to face global macroeconomic challenges including the ongoing conflicts in Ukraine and the Middle East, the tensions in the Red Sea, and any potential conflicts between China and Taiwan, supply chain constraints, uncertainty in key financial markets and the risk of a recession, inflationary trends, volatility in exchange rates, evolving dynamics in the global trade environment and changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports or exports from or to countries where we manufacture or sell our products. We also experience seasonality in the sale of our products, which may be affected by general economic conditions. The extent of the impact of macroeconomic conditions and geopolitical tensions on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our mitigation plans.

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

Impact of Industry Trends. Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. We believe these trends will over time bring more gamers and creators to purchase dedicated hardware and help grow the market for peripheral products. The growth of these markets will not be linear, as these markets are impacted by macroeconomic and consumer confidence conditions, amongst other conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the timing of release of new game titles and next-gen CPUs and GPUs, as discussed in the bullet below. As for the peripherals market, our Gamer and Creator Peripherals segment benefited from an improvement in the peripherals market compared to last year. We were also able to increase our sales in this segment through expanding our product offerings by adding new products such as our teleprompter offerings, new PC controllers and mobile controllers, and several new keyboards. We expect this trend in peripheral market improvement and expansion to continue in 2025.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, drives demand for our high-performance gaming components and systems, such as PSUs and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers. During 2023, we experienced overall demand increase for our gaming components and systems products primarily driven by the self-built PC market expansion from the increase in availability in late 2022 of new and reasonably priced GPUs and CPUs as well as the release of new game titles. In 2024, we are mid-cycle for new GPU platforms and as a result, we did not experience a similar increase in demand driven by the new GPU platforms and some highly anticipated game title releases until the next substantial GPU launch in early 2025. The slowdown in the self-built PC market activity in the first nine months of 2024 led to an overall net decrease in demand for our products in the Gaming Components and Systems segment in 2024 compared to 2023.

Impact of Customer Concentration. We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 30.9%, 30.7%, and 26.0% of our net revenue for 2024, 2023, and 2022, respectively, and sales to our ten largest customers accounting for approximately 53.1%, 55.4%, and 52.3% of our net revenue for the same periods, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our

Corsair Gaming, Inc. | 2024 Form 10-K | 42

expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue in 2024 was favorably impacted by the release of 78 new products in 2024. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends. We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and may be further impacted in the future, by macroeconomic factors, increasing supply constraints, GPU shortages, and shifts in customer behavior. For example, our revenue seasonality for the third quarter of 2024 was negatively impacted due to a lower demand for our products in the Gaming Components and Systems segment which was primarily attributable to the delayed launches of new, reasonably priced GPUs and CPUs, as well as the postponed releases of new game titles to early 2025.

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

Impact of Fluctuations in Integrated Circuits Pricing. ICs account for most of the cost of producing our high-performance memory products. IC prices are subject to pricing fluctuations which can affect the average sales prices of memory modules, and thus impact our net revenue, and can have an effect on gross margins. The impact on net revenues can be significant as our high-performance memory products, included within our Gaming Components and Systems segment, represent a significant portion of our net revenue.

Components of our Operating Results

Net Revenue

We generate materially all of our net revenue from the sale of gamer and creator peripherals and gaming components and systems to retailers, including e-retailers, gamers and distributors worldwide. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers, inbound freight costs from manufacturers to our distribution hubs as well as inter-hub shipments, cost of materials and overhead, duties and tariffs, warranty replacement cost to process and rework returned items, depreciation of tooling equipment, warehousing costs, excess and obsolete inventory write-downs, and certain allocated costs related to facilities and information technology (“IT”), and personnel-related expenses and other operating expenses related to supply chain logistics.

Operating Expenses

Operating expenses consist of sales, general and administrative expenses and product development expenses.

Corsair Gaming, Inc. | 2024 Form 10-K | 43

Sales, general and administrative. Sales, general and administrative (“SG&A”) expenses represent the largest component of our operating expenses and consist of distribution costs, sales, marketing and other general and administrative costs. Distribution costs include outbound freight and the costs to operate our distribution hubs. Sales and marketing costs relate to the costs to operate our global sales force that works in conjunction with our channel partners, gaming team and event sponsorships, advertising and marketing promotions of our products and services, costs of maintaining our web store and credit card processing fees related to sales on our webstore, personnel-related cost and allocated overhead costs. General and administrative costs consist primarily of personnel-related expenses for our finance, legal, human resources, IT and administrative personnel, as well as the costs of professional services related to these functions and allocated overhead costs.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in foreign currencies, net fair value gains and losses from our foreign currency forward contracts, and the impairment loss on available-for-sale security, offset by bargain purchase gain from business acquisition.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Corsair Gaming, Inc. | 2024 Form 10-K | 44

The following tables set forth the components of our consolidated statements of operations, in dollars and as a percentage of total net revenue, for each of the periods presented.

	Years Ended December 31,
	2024	2023

	(in thousands)
Net revenue	$1,316,379	$1,459,875
Cost of revenue	988,782	1,099,612
Gross profit	327,597	360,263
Operating expenses:
Sales, general and administrative	310,008	285,313
Product development	67,543	65,261
Total operating expenses	377,551	350,574
Operating income (loss)	(49,954)	9,689
Other (expense) income:
Interest expense	(13,207)	(17,420)
Interest income	3,347	6,839
Other expense, net	(1,844)	(2,587)
Total other expense, net	(11,704)	(13,168)
Loss before income taxes	(61,658)	(3,479)
Income tax benefit (expense)	(21,736)	2,442
Net loss	(83,394)	(1,037)
Less: Net income attributable to noncontrolling interest	1,787	1,553
Net loss attributable to Corsair Gaming, Inc.	$(85,181)	$(2,590)

	Years Ended December 31,
	2024	2023

Net revenue	100.0%	100.0%
Cost of revenue	75.1	75.3
Gross profit	24.9	24.7
Operating expenses:
Sales, general and administrative	23.6	19.5
Product development	5.1	4.5
Total operating expenses	28.7	24.0
Operating income (loss)	(3.8)	0.7
Other (expense) income:
Interest expense	(1.0)	(1.2)
Interest income	0.3	0.5
Other expense, net	(0.1)	(0.2)
Total other expense, net	(0.8)	(0.9)
Loss before income taxes	(4.6)	(0.2)
Income tax benefit (expense)	(1.7)	0.2
Net loss	(6.3)	(0.0)
Less: Net income attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Corsair Gaming, Inc.	(6.4)%	(0.1)%

Comparison of Years Ended December 31, 2024 and 2023

Net Revenue

	Years Ended December 31,
	2024	2023

	(in thousands)
Net revenue	$1,316,379	$1,459,875

Net revenue decreased $143.5 million, or 9.8%, in 2024 as compared to 2023. The decrease was due to a 20.8% decrease in sales for our Gaming Components and Systems segment, offset partially by a 19.7% increase in sales for our Gamer and Creator Peripherals segment.

Corsair Gaming, Inc. | 2024 Form 10-K | 45

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Years Ended December 31,
	2024	2023

	(in thousands, except percentages)
Gross profit	$327,597	$360,263
Gross margin	24.9%	24.7%

Gross margin increased by 20 bps in 2024 as compared to 2023. An improved product mix with more sales in the Gamer and Creator Peripherals segment accounted for 160 bps of the increase in gross margin, which was partially offset by a decrease of 110 bps in gross margin from higher spending on promotional activities as a proportion of net revenue.

Sales, General and Administrative (SG&A)

	Years Ended December 31,
	2024	2023

	(in thousands)
Sales, general and administrative	$310,008	$285,313

SG&A expenses increased $24.7 million, or 8.7%, in 2024 as compared to 2023. The increase was primarily due to a $9.3 million increase in distribution costs, which was largely attributable to rationalization costs for distribution hubs and increased freight costs, a $8.9 million increase in legal and other professional service expenses, which were mainly attributable to one-time settlement costs and professional services associated with the Fanatec Acquisition, a $2.2 million increase in marketing and advertising costs, a $1.3 million increase in severance and a $1.1 million increase from amortization of capitalized cloud computing arrangements implementation costs.

Product Development

	Years Ended December 31,
	2024	2023

	(in thousands)
Product development	$67,543	$65,261

Product development expenses increased $2.3 million, or 3.5%, in 2024 as compared to 2023. The increase was primarily due to higher personnel-related costs resulting from increase in headcount as well as merit adjustments.

Interest Expense, Interest Income and Other Expense, Net

	Years Ended December 31,
	2024	2023

	(in thousands)
Interest expense	$(13,207)	$(17,420)
Interest income	3,347	6,839
Other expense, net	(1,844)	(2,587)

Interest expense decreased $4.2 million, or 24.2%, in 2024 as compared to 2023. The decrease was primarily due to a lower principal balance on our Term Loan combined with lower interest rates on our Term Loan in 2024.

Interest income decreased $3.5 million, or 51.1%, in 2024 as compared to 2023 primarily due to a lower cash balance in our interest-bearing account.

Other expense, net is primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchanges rates of the Euro, the British Pound and the Chinese Yuan. The foreign exchange loss in the year ended December 31, 2024 was partially offset by a $2.6 million bargain purchase gain from the Fanatec Acquisition.

Income Tax Benefit (Expense)

	Years Ended December 31,
	2024	2023

	(in thousands, except percentages)
Loss before income taxes	$(61,658)	$(3,479)
Income tax benefit (expense)	(21,736)	2,442
Effective tax rate	(35.3)%	70.2%

Corsair Gaming, Inc. | 2024 Form 10-K | 46

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

Our effective tax rates were a tax expense of 35.3% and a tax benefit of 70.2% for 2024 and 2023, respectively. The change in our effective rate was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, as well as the valuation allowance recorded against our U.S. federal and state deferred tax assets, which were partially offset by a tax benefit recognized for the transfer of customer relationship intangible asset from Hong Kong to the U.K. as a result of our global tax restructuring initiative completed on July 1, 2024.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Years Ended December 31,
	2024		2023

Gamer and Creator Peripherals Segment	$472,729	35.9%	$394,881	27.0%
Gaming Components and Systems Segment
Memory Products	429,916	32.7	517,416	35.5
Other Component Products	413,734	31.4	547,578	37.5
	843,650	64.1	1,064,994	73.0
Total Net Revenue	$1,316,379	100.0%	$1,459,875	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased $77.8 million, or 19.7%, in 2024 as compared to 2023. The increase was primarily driven by the success of recent new product launches, increased demand for most of the products in this segment and the inclusion of post-acquisition revenues from our Drop Acquisition in July 2023, and from our Fanatec Acquisition in September 2024.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment decreased $221.3 million, or 20.8% in 2024 as compared to 2023. The demand for our products in this segment is largely driven by the activity in the self-built PC market, which is heavily influenced by the launch of new, reasonably priced GPUs and CPUs, as well as the release of new game titles. However, in 2024, we were mid-cycle for new GPU platforms, resulting in a relatively flat-to-low market trajectory for the self-built PC market since the beginning of the year. This led to a greater than anticipated decrease in demand for our products in this segment this year. Additionally, we experienced a downward adjustment in inventory levels at our channel partners in 2024 compared to an increase in channel inventory levels during the same periods last year, contributing to the lower net revenue in 2024.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Years Ended December 31,
	2024		2023

Gamer and Creator Peripherals Segment	$182,293	38.6%	$132,982	33.7%
Gaming Components and Systems Segment
Memory Products	57,179	13.3	77,436	15.0
Other Component Products	88,125	21.3	149,845	27.4
	145,304	17.2	227,281	21.3
Total Gross Profit	$327,597	24.9%	$360,263	24.7%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased by 490 bps in 2024 as compared to 2023. The increase was primarily attributable to a 350 bps increase from a more favorable product mix within this segment, in part due to

Corsair Gaming, Inc. | 2024 Form 10-K | 47

successful launches of new products with higher average margins, and lower product costs from suppliers, a 80 bps increase from lower inventory reserves, and a 110 bps increase due to lower costs to process inventory returns in the year ended December 31, 2024. These increases were partially offset by a 50 bps decrease due to higher air freight costs.

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment decreased by 410 bps in 2024 as compared to 2023. The decrease was primarily attributable to a 190 bps decrease from an unfavorable product mix within this segment and pricing pressures from market competition, a 160 bps decrease from increased promotional activities as a proportion of net revenue, and a 100 bps decrease from factory underutilization and higher inventory reserves.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when necessary, through debt facilities and issuance of equity securities. As of December 31, 2024, our principal sources of liquidity were cash and restricted cash, in aggregate of $109.6 million, and our borrowing capacity under the Revolving Facility (as defined under ‘Capital Resources’ below) of $99.8 million.

We have a shelf-registration statement on Form S-3 on file with the SEC, which allows us to offer securities, including common stock, preferred stock and warrants, through August 1, 2025. As of December 31, 2024, $216.7 million remained available for issuance under the shelf-registration statement.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at December 31, 2024, supplemented with the borrowing capacity under our Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023

Net cash provided by (used in):
Operating activities	$35,877	$89,153
Investing activities	(52,705)	(26,981)
Financing activities	(50,680)	(37,387)

Cash Flows from Operating Activities

Net cash provided by operating activities was $35.9 million for 2024 and consisted net loss of $83.4 million, offset by non-cash adjustments of $97.0 million and a net cash inflow of $22.3 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of depreciation and amortization, stock-based compensation expense, as well as changes in deferred income taxes, partially offset by a bargain purchase gain from the Fanatec Acquisition. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a decrease in account receivables from lower revenue in 2024 and a decrease in inventories from our efforts to normalize inventory levels. These cash inflows were partially offset by a decrease in accounts payable mainly due to timing of payments.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 48

primarily related to an increase in accounts payable mainly due to timing of payments and purchases. These cash inflows were partially offset by an increase in inventory purchases and account receivables driven by increase in revenue in 2023.

Cash Flows from Investing Activities

Cash used in investing activities was $52.7 million for 2024 and primarily consisted of $43.1 million cash used for the Fanatec Acquisition, net of cash acquired (refer to Note 4, “Business Combinations” for more information on the Fanatec Acquisition), $9.8 million of capital expenditure, partially offset by $1.0 million cash received from escrow for the purchase price adjustment related to the Drop Acquisition.

Cash used in investing activities was $27.0 million for 2023 and consisted of $14.2 million for the Drop Acquisition (net of cash acquired), and $12.8 million capital expenditure, primarily for equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $50.7 million for 2024 and primarily consisted of $25.0 million repayment of debt, $19.8 million purchase of additional ownership interest in iDisplay (refer to Note 16, "Redeemable Noncontrolling Interest" for more information on the additional ownership interest purchase), $4.9 million settlement of deferred consideration related to a 2019 business acquisition, $5.8 million payment of dividends to noncontrolling interest, and $0.6 million payment of taxes related to net share settlement of equity awards, partially offset by $5.4 million proceeds received from the issuance of shares through the employee equity incentive plans. During the year ended December 31, 2024, we borrowed $25.0 million from our Revolving Facility to fund our operations and the full amount was repaid within the same period.

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

Capital Resources

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a total commitment of $350.0 million, consisting of a $100.0 million revolving credit facility (the “Revolving Facility”) and a $250.0 million term loan facility (the “Term Loan”). The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $12.5 million and $34.1 million of the Term Loan principal in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the total principal outstanding of the Term Loan was $174.0 million and the available and uncommitted capacity under the Revolving Facility was $99.8 million.

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

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of December 31, 2024, we were not in default under the Credit Agreement.

Corsair Gaming, Inc. | 2024 Form 10-K | 49

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$189,313	$21,996	$167,317	$—	$—
Inventory-related purchase obligations (2)	78,698	78,698	—	—	—
Operating lease obligations (3)	73,901	16,697	20,717	15,537	20,950
Other purchase obligations (4)	7,209	5,713	1,041	280	175
Total	$349,121	$123,104	$189,075	$15,817	$21,125
(1)
Amounts represent the principal cash payments as of December 31, 2024, of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 7 “Debt” to our consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of December 31, 2024, we had $3.5 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

Critical Accounting Policies and Estimates

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

Corsair Gaming, Inc. | 2024 Form 10-K | 50

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

Interest Rate Risk

As of December 31, 2024, we had cash and restricted cash of $109.6 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of December 31, 2024, under the Credit Agreement, we had a $174.0 million Term Loan outstanding (face value), and the Term Loan bears variable market interest rates, primarily SOFR, effective from September 2024. A significant change in these market interest rates may adversely affect our operating results. As of December 31, 2024, a hypothetical 100 basis point change in interest rates would result in a change to interest expense for the next twelve months by approximately $1.7 million.

Foreign Currency Risk

Approximately 21.3% of our net revenue in 2024 was denominated in foreign currencies, primarily Euro and GBP. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro, British Pound, and Chinese Yuan denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $35.2 million and $44.3 million as of December 31, 2024 and 2023, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(4.6) million, $(2.8) million, and $1.0 million, for the years ended December 31, 2024, 2023, and 2022, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $1.3 million in our consolidated financial statements for the year ended December 31, 2024.

Corsair Gaming, Inc. | 2024 Form 10-K | 51

Item 8. Financial Statements and Supplementary Data.

Corsair Gaming, Inc. | 2024 Form 10-K | 52

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Corsair Gaming, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Corsair Gaming, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Transaction price in contracts with customers

The transaction price received by the Company from sales to distributors and retailers is net of variable consideration that may include product returns and customer incentives. Estimates of expected future product returns are recorded based on historical return rates, among other factors. Customer incentive programs, including accrual estimates, are based on incentive terms communicated to customers, actual sales data, historical experience, forecasted incentives, anticipated volume of future purchases, and inventory levels in the channel. The amounts recorded for accrued reserves for sales returns and accrued reserves for customer incentive programs were $34.9 million and $41.1 million, respectively, as of December 31, 2024.

We identified the evaluation of the transaction price in contracts with customers as a critical audit matter. Subjective auditor judgment was required to evaluate changes in conditions and events affecting (1) the Company’s historical return rates, and (2) the length of time between when a sale occurs and a return is processed, which are used to determine accrued reserves for

Corsair Gaming, Inc. | 2024 Form 10-K | 53

sales returns. In addition, subjective auditor judgment was required to evaluate the reliability of data used to determine certain accrued reserves for customer incentive programs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the transaction price, including controls related to estimating variable consideration related to product returns and customer incentives. We evaluated the historical return rates by assessing the historical relationship between sales and returns, considering the effect of external market conditions obtained from peer company data and market publications. We evaluated the length of time between when a sale occurs and a return is processed by comparing (1) the return date obtained from return claims from customers to (2) the estimated date the sale occurred obtained from supporting documentation. We evaluated the reliability of data used to determine certain accrued reserves for customer incentive programs by (a) selecting a sample of incentives recorded during the year and (1) comparing the key inputs to correspondence with customers and customer agreements, and (2) recalculating the total incentive amount and comparing it to the incentive recorded; and (b) selecting a sample of claims recorded during the year and comparing them to correspondence with customers to the incentive recorded.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

San Francisco, California
February 26, 2025

Corsair Gaming, Inc. | 2024 Form 10-K | 54

Corsair Gaming, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022

Net revenue	$1,316,379	$1,459,875	$1,375,098
Cost of revenue	988,782	1,099,612	1,078,466
Gross profit	327,597	360,263	296,632
Operating expenses:
Sales, general and administrative	310,008	285,313	284,932
Product development	67,543	65,261	66,493
Total operating expenses	377,551	350,574	351,425
Operating income (loss)	(49,954)	9,689	(54,793)
Other (expense) income:
Interest expense	(13,207)	(17,420)	(9,560)
Interest income	3,347	6,839	374
Other (expense) income, net	(1,844)	(2,587)	213
Total other expense, net	(11,704)	(13,168)	(8,973)
Loss before income taxes	(61,658)	(3,479)	(63,766)
Income tax benefit (expense)	(21,736)	2,442	9,820
Net loss	(83,394)	(1,037)	(53,946)
Less: Net income attributable to noncontrolling interest	1,787	1,553	442
Net loss attributable to Corsair Gaming, Inc.	$(85,181)	$(2,590)	$(54,388)

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(85,181)	$(2,590)	$(54,388)
Change in redemption value of redeemable noncontrolling interest	(13,994)	5,777	(6,536)
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(99,175)	$3,187	$(60,924)

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.95)	$0.03	$(0.63)
Diluted	$(0.95)	$0.03	$(0.63)
Weighted-average common shares outstanding:
Basic	104,164	102,482	96,280
Diluted	104,164	106,276	96,280
The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2024 Form 10-K | 55

Corsair Gaming, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2024	2023	2022
\
Net loss	$(83,394)	$(1,037)	$(53,946)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $181, $(6) and $344 for the years ended December 31, 2024, 2023 and 2022, respectively	(660)	3,535	(7,067)
Unrealized foreign exchange loss from long-term intercompany loans, net of tax benefit (expense) of $330, $(319) and $182 for the years ended December 31, 2024, 2023 and 2022, respectively	(144)	(128)	(150)
Comprehensive income (loss)	(84,198)	2,370	(61,163)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,443	1,566	(234)
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$(85,641)	$804	$(60,929)

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2024 Form 10-K | 56

Corsair Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2024	2023

Assets
Current assets:
Cash	$107,011	$175,620
Restricted cash	2,374	2,705
Accounts receivable, net	218,648	253,268
Inventories	259,979	240,172
Prepaid expenses and other current assets	35,376	39,824
Total current assets	623,388	711,589
Restricted cash, noncurrent	246	239
Property and equipment, net	29,742	32,212
Goodwill	354,222	354,705
Intangible assets, net	164,319	188,009
Other assets	63,912	70,709
Total assets	$1,235,829	$1,357,463
Liabilities
Current liabilities:
Debt maturing within one year, net	$12,229	$12,190
Accounts payable	207,215	239,957
Other liabilities and accrued expenses	176,869	166,340
Total current liabilities	396,313	418,487
Long-term debt, net	161,310	186,006
Deferred tax liabilities	7,379	17,395
Other liabilities, noncurrent	51,375	41,595
Total liabilities	616,377	663,483
Commitments and Contingencies (Note 8)
Temporary equity
Redeemable noncontrolling interest	15,149	15,937
Permanent equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of December 30, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 104,763 and 103,255 shares issued and outstanding as of December 31, 2024 and 2023, respectively	10	10
Additional paid-in capital	667,617	630,642
Retained earnings (accumulated deficit)	(58,765)	40,410
Accumulated other comprehensive loss	(4,559)	(3,487)
Total Corsair Gaming, Inc. stockholders’ equity	604,303	667,575
Nonredeemable noncontrolling interest	—	10,468
Total permanent equity	604,303	678,043
Total liabilities, temporary equity and permanent equity	$1,235,829	$1,357,463

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2024 Form 10-K | 57

Corsair Gaming, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Equity

Balance as of December 31, 2021	94,510	$9	$470,364	$98,147	$(340)	$568,180	$—	$568,180
Net income (loss)	—	—	—	(54,388)	—	(54,388)	181	(54,207)
Other comprehensive loss	—	—	—	—	(6,541)	(6,541)	(276)	(6,817)
Issuance of common stock in relation to public offering, net of underwriting discounts, commissions and other offering costs	5,045	1	80,861	—	—	80,862	—	80,862
Issuance of common stock in relation to business acquisition	690	—	14,504	—	—	14,504	—	14,504
Noncontrolling interest from business combination	—	—	—	—	—	—	12,084	12,084
Change in redemption value of redeemable noncontrolling interest	—	—	—	(6,536)	—	(6,536)	—	(6,536)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,760)	(1,760)
Issuance of common stock in connection with employee equity incentive plans	1,221	—	7,015	—	—	7,015	—	7,015
Shares withheld related to net share settlement	(81)	—	(1,512)	—	—	(1,512)	—	(1,512)
Stock-based compensation	—	—	22,254	—	—	22,254	—	22,254
Balance as of December 31, 2022	101,385	10	593,486	37,223	(6,881)	623,838	10,229	634,067
Net income (loss)	—	—	—	(2,590)	—	(2,590)	635	(1,955)
Other comprehensive income	—	—	—	—	3,394	3,394	4	3,398
Change in redemption value of redeemable noncontrolling interest	—	—	—	5,777	—	5,777	—	5,777
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(400)	(400)
Issuance of common stock in connection with employee equity incentive plans	1,960	—	7,449	—	—	7,449	—	7,449
Shares withheld related to net share settlement	(90)	—	(1,409)	—	—	(1,409)	—	(1,409)
Stock-based compensation	—	—	31,116	—	—	31,116	—	31,116
Balance as of December 31, 2023	103,255	10	630,642	40,410	(3,487)	667,575	10,468	678,043
Net income (loss)	—	—	—	(85,181)	—	(85,181)	507	(84,674)
Other comprehensive loss	—	—	—	—	(460)	(460)	(138)	(598)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(13,994)	—	(13,994)	—	(13,994)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,860)	(1,860)
Purchase of additional ownership interest (refer to Note 16)	—	—	1,573	—	(612)	961	(449)	512
Reclassification to temporary equity (refer to Note 16)	—	—	—	—	—	—	(8,528)	(8,528)
Issuance of common stock in connection with employee equity incentive plans	1,557	—	5,377	—	—	5,377	—	5,377
Shares withheld related to net share settlement	(49)	—	(573)	—	—	(573)	—	(573)
Stock-based compensation	—	—	30,598	—	—	30,598	—	30,598
Balance as of December 31, 2024	104,763	$10	$667,617	$(58,765)	$(4,559)	$604,303	$—	$604,303

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2024 Form 10-K | 58

Corsair Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(83,394)	$(1,037)	$(53,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	30,591	30,873	22,158
Depreciation	13,449	12,210	10,728
Amortization	38,448	38,488	42,795
Bargain purchase gain on business acquisition	(2,581)	—	—
Deferred income taxes, net of valuation allowance	11,416	(6,332)	(21,736)
Other	5,661	4,263	4,867
Changes in operating assets and liabilities:
Accounts receivable	32,285	(17,686)	55,845
Inventories	18,315	(39,470)	111,288
Prepaid expenses and other assets	5,897	1,902	1,268
Accounts payable	(39,507)	62,150	(65,928)
Other liabilities and accrued expenses	5,297	3,792	(40,950)
Net cash provided by operating activities	35,877	89,153	66,389
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(43,131)	(14,220)	(19,534)
Purchase of property and equipment	(9,849)	(12,761)	(26,315)
Purchase of intangible asset	(100)	—	—
Payment of deferred and contingent consideration	—	—	(185)
Purchase price adjustment related to business acquisition	1,041	—	—
Payment of bridge loan origination costs related to business acquisition	(666)	—	—
Investment in available-for-sale convertible note	—	—	(1,000)
Net cash used in investing activities	(52,705)	(26,981)	(47,034)
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	—	—
Repayment of debt and debt issuance costs	(25,000)	(41,000)	(9,483)
Borrowings from line of credit	25,000	—	701,500
Repayment of line of credit	(25,000)	—	(701,500)
Purchase of additional ownership interest	(19,750)	—	—
Proceeds from public offering, net of underwriting discounts and commissions	—	—	81,655
Payment of other offering costs	—	(497)	(296)
Proceeds from issuance of shares through employee equity incentive plans	5,377	7,449	7,015
Payment of taxes related to net share settlement of equity awards	(573)	(1,409)	(1,532)
Dividend paid to noncontrolling interest	(5,792)	(980)	(4,312)
Payment of deferred and contingent consideration	(4,942)	(950)	(438)
Net cash provided by (used in) financing activities	(50,680)	(37,387)	72,609
Effect of exchange rate changes on cash	(1,425)	(281)	(3,284)
Net increase (decrease) in cash and restricted cash	(68,933)	24,504	88,680
Cash and restricted cash at the beginning of the year	178,564	154,060	65,380
Cash and restricted cash at the end of the year	$109,631	$178,564	$154,060
Supplemental cash flow disclosures:
Cash paid for interest	$12,793	$16,772	$9,019
Cash paid for income taxes, net	5,100	7,375	14,221
Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,493	$1,420	$4,985
Issuance of common stock relating to business acquisition	—	—	14,505
Purchase consideration related to business acquisition	592	—	—
Receivable for business acquisition purchase price adjustment	—	1,041	—

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2024 Form 10-K | 59

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
•
Gaming Components and Systems. Includes our high-performance PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

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
•
determination of the transaction price

Corsair Gaming, Inc. | 2024 Form 10-K | 60

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

During the years ended December 31, 2024, 2023 and 2022, we did not recognize any material revenue adjustments related to performance obligations satisfied in prior periods as a result of changes in estimated variable consideration. Because the majority of the performance obligations in our contracts with customers relate to contracts with a duration of less than one year, we have elected to apply the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Corsair Gaming, Inc. | 2024 Form 10-K | 61

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

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales, general and administrative expense in the consolidated statements of operations. Advertising and promotion expenses were $24.0 million, $21.2 million, and $17.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Stock-Based Compensation

We measure and recognize compensation for all stock-based compensation awards, including stock options, stock purchase rights, restricted stock units (“RSU”) and performance stock units (“PSU”), based upon the grant-date fair value of those awards. The grant-date fair value of our stock options and stock purchase rights is estimated using a Black-Scholes-Merton option-pricing model. The fair values of our RSUs and PSUs are calculated based on the market value of our stock at the grant date. For stock options, stock purchase rights and RSUs, stock-based compensation is recognized on a straight-line basis over the requisite service period and we have elected to recognize actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur. For PSUs, the stock-based compensation is recognized using the accelerated attribution method over the requisite service period, and it is based on the estimated number of shares that is considered probable of vesting. Adjustments to the compensation expense will be made in each reporting period based on changes in our estimate of the number of PSUs that are probable of vesting.

Cash and Restricted Cash

Total restricted cash was $2.6 million and $2.9 million as of December 31, 2024 and 2023, respectively. The restricted cash serves as collateral for certain bank guarantees, customer deposits and security deposits.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 62

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist principally of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with various high-quality financial institutions with investment-grade ratings and we have not experienced any losses.

We sell a significant portion of our products through third-party distributors and resellers and, as a result, maintain individually significant receivable balances with such customers. As of December 31, 2024, two customers represented 41.8% and 14.2% of our accounts receivable, net balance, respectively. As of December 31, 2023, two customers represented 42.9% and 18.5% of our accounts receivable, net balance, respectively.

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

Capitalized cloud computing arrangements (“CCA”) implementation costs

We incur costs to implement CCAs that are hosted by third-party vendors. Implementation costs incurred during the development stage are capitalized until the software of the hosting arrangement is substantially complete and ready for its intended use. The costs are amortized on a straight-line basis over the term of the associated hosting arrangements. Total capitalized CCA implementation costs, net of amortization, were $4.9 million and $6.4 million as of December 31, 2024 and 2023, respectively, and are included in "Prepaid expenses and other current assets" and "Other assets" on our consolidated balance sheets. Amortization of capitalized CCA implementation costs is included in the same line item in our consolidated statements of operations as the expense for fees for the associated hosting arrangement. Amortization expense was not material for the years ended December 31, 2024, 2023 and 2022.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 63

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

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis. Our financial instruments, including cash, restricted cash, accounts receivable, accounts payable, borrowings under credit facility, and other liabilities and accrued expenses approximate fair value due to their short-term maturities.

Our financial assets and liabilities that were measured at fair value on a recurring basis consisted of foreign currency forward contracts and the fair values of these contracts, which were classified as Level 2 of the fair value hierarchy, were based on similar exchange traded derivatives and the related asset or liability. The balances of our financial assets and liabilities as of December 31, 2024 and 2023 were not material.

The fair value of our debt, including current maturities, was estimated using Level 2 inputs. Refer to Note 7 “Debt” for disclosure on the fair value of our debt.

Business Combinations

We account for acquisitions that meet the definition of a business under ASC 805, Business Combinations, by using the acquisition method of accounting, which requires the purchase consideration be allocated to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed on acquisition date. Any excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill on the consolidated balance sheet. Alternatively, in an instance where the fair value of the net assets acquired exceeds the purchase consideration, we record a bargain purchase gain in the consolidated statement of operations at the date of acquisition.

Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts as well as the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. While we use our best estimates and assumptions as a part of the purchase price allocation to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the remeasurement period, which may extend for up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill or bargain purchase gain. Upon conclusion of the measurement period or final determination of the fair values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations rather than adjusted through goodwill or bargain purchase gain.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 64

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

Since the interim quantitative goodwill and indefinite-lived intangible asset impairment tests were conducted as of September 30, 2024, which was only one day from our annual impairment test date of October 1, we do not believe that an annual goodwill and indefinite-lived intangible asset testing at October 1, 2024 would be necessary.

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

Monetary assets or liabilities denominated in currencies other than the functional currency are remeasured using exchange rates prevailing on the balance sheet date. Foreign currency remeasurement gains and (losses), net is included in other (expense) income, net in the consolidated statements of operations and the amounts were $(5.4) million, $(1.2) million and $(1.4) million for the years

Corsair Gaming, Inc. | 2024 Form 10-K | 65

ended December 31, 2024, 2023 and 2022, respectively. These amounts do not include the change in fair value of our foreign currency forward contracts. Refer to Note 3, Derivative Financial Instruments for more information on our hedging instruments.

Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded as a component of accumulated other comprehensive income (loss).

Noncontrolling Interest

We had both redeemable and nonredeemable noncontrolling interests in connection with our partial ownership of iDisplay.

Redeemable noncontrolling interest that is redeemable and not solely within our control is classified within temporary equity in the consolidated balance sheets. Redeemable noncontrolling interest is measured at the greater of the redemption value (calculated based on the formula stipulated in the Shareholders Agreement between the iDisplay seller and Corsair and including the amounts for dividends not currently declared or paid, for which the payment is not solely within our control), or the carrying value before giving effect to the redemption feature. The redemption value is remeasured each quarter and changes in the value are recognized immediately. Any resulting change in the value of the redeemable noncontrolling interest is recognized through retained earnings and this adjustment also impacts the net income or loss attributable to common stockholders of Corsair Gaming, Inc used in the net income (loss) per share calculation. (See Note 11 “Net Income (Loss) Per Share” and Note 16 “Redeemable Noncontrolling Interest” for more information).

In addition, as of December 31, 2023, we had noncontrolling interest recorded at carrying value which did not have redemption features and was classified within permanent equity in our consolidated balance sheet.

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

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. Interest charges and penalties related to unrecognized tax benefits are recognized as a component of the income tax benefit (expense).

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosure. This ASU updates the reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard in the fourth quarter of 2024. See Note 14 “Segment and Geographic Information and Major Customers” for further detail.

Corsair Gaming, Inc. | 2024 Form 10-K | 66

Recently Issued Accounting Pronouncements, Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will result in additional required disclosures in our consolidated financial statements, when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ended December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220) - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This ASU requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. This ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ended December 31, 2027.

3. Derivative Financial Instruments

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $35.2 million and $44.3 million as of December 31, 2024 and 2023, respectively. The net fair value gain (loss) recognized in other (expense) income, net in relation to these derivative instruments was $0.9 million, $(1.6) million, and $2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

4. Business Combinations

Fanatec Acquisition

On September 13, 2024, one of our subsidiaries, Corsair GmbH (“GmbH”) executed an Asset Purchase Agreement (“APA”) to purchase the business (the “Fanatec Business”) of Endor AG (“Endor”), which includes certain assets and all the personnel of Endor, as well as the equity interests of certain of Endor’s subsidiaries. Endor AG was a German public entity that created the leading end-to-end premium Fanatec sim racing product line. The Fanatec sim racing product line, which fully complements our sim racing chassis, gaming PCs, gaming and streaming peripherals, and monitors, will expand our product offerings in these markets.

The Fanatec APA was consummated on September 19, 2024 (the “Fanatec Acquisition Date”) for a cash purchase consideration of approximately $43.7 million, net of $4.5 million of cash acquired.

Prior to the Fanatec acquisition, another of our subsidiaries, Corsair Components Ltd (“CCL”), entered into a Bridge Loan Agreement (“Bridge Loan”) in May 2024 and a Debtor-In-Possession Loan Agreement (“DIP Loan”) in September 2024 with Endor to provide short-term financing for Endor's operations in connection with our intent to acquire the Fanatec Business through a German restructuring process. Pursuant to the terms of the APA, the total principal and interest owed by Endor to CCL as of the Fanatec Acquisition Date for the Bridge Loan and DIP Loan of approximately $16.6 million, in aggregate, was set-off against the purchase price, and accordingly, on the Fanatec Acquisition Date, GmbH paid CCL $16.6 million cash to settle the Bridge Loan and DIP Loan (including interest of $0.6 million), on behalf of Endor. GmbH paid the remaining $31.6 million purchase consideration to Endor in cash on the Fanatec Acquisition Date.

Because the Fanatec acquisition met the definition of a business, it has been accounted for as a business combination using the acquisition method of accounting. Fanatec’s results of operations are included in our consolidated statements of operations with effect from September 19, 2024.

The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed as of the Fanatec Acquisition Date with measurement period adjustments through December 31, 2024. The primary areas of the purchase price allocation that are not yet finalized consist of income tax and indirect tax considerations and the validation of certain prepayments and inventory values, accounts payables and accrued liabilities. We will continue to reflect measurement period adjustments to purchase price allocation, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in adjustments to the values presented in the following table (in thousands):

Corsair Gaming, Inc. | 2024 Form 10-K | 67

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)

Inventories	$43,583	$(3,108)	$40,475
Prepaid and other assets	440	2,010	2,450
Property and equipment	780	—	780
Identifiable intangible assets	15,129	—	15,129
Goodwill	2,151	(2,151)	—
Accounts payable	(11,761)	4,802	(6,959)
Accrued liabilities	(6,298)	895	(5,403)
Deferred tax liabilities	(301)	133	(168)
Total identified net assets acquired	43,723	2,581	46,304
Bargain purchase gain (2)	—	(2,581)	(2,581)
Purchase consideration, net of cash acquired	$43,723	$—	$43,723
(1)
As previously reported in our Form 10-Q for the quarter ended September 30, 2024.
(2)
During the fourth quarter of 2024, as a result of certain measurement period adjustments, the $46.3 million fair value of the net identifiable assets acquired exceeded the total purchase consideration of $43.7 million. Accordingly, we recognized a bargain purchase gain of $2.6 million, within “other (expense) income, net” in our consolidated statements of operations in the year ended December 31, 2024. We believe the bargain purchase gain was primarily attributable to Endor's distressed financial position and lack of financing options available to avoid liquidation.

The fair value of the working capital related items, as well as the fair value of property and equipment approximated their book values at the Fanatec Acquisition Date. The fair value of the inventories was estimated by major category, at an estimate of net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Fanatec Acquisition Date was $5.4 million, of which we recognized $4.7 million in “cost of revenue” in our consolidated statements of operations for the year ended December 31, 2024, upon the sale of the acquired inventory.

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

The acquisition-related costs incurred in the year ended December 31, 2024 was $2.7 million, and these amounts are included in sales and general and administrative expenses in the consolidated statements of operations.

Unaudited Pro Forma Financial Information

Pro forma information is not included because the effects of the Fanatec Acquisition were not material to our consolidated statements of operations for the periods presented.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 68

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

The fair value of certain working capital related items, including accounts receivable, prepaid and other assets, accounts payable and accrued liabilities, as well as the fair value of property and equipment approximated their book values at the Drop Acquisition Date. The fair value of the inventories was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Drop Acquisition Date was $2.0 million, of which we recognized $0.5 million and $1.5 million in “cost of revenue” in our consolidated statements of operations for the year ended December 31, 2024 and 2023, respectively, upon the sale of the acquired inventory.

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

The acquisition-related costs are included in sales, general and administrative expenses in our consolidated statements of operations and the amounts incurred in the years ended December 31, 2024 and 2023 were not material.

Unaudited Pro Forma Financial Information

Pro forma financial information is not included because the effects of the Drop Acquisition were not material to our consolidated statements of operations for the periods presented.

5. Goodwill and Intangible Assets

Goodwill

We used to have four reporting units: Peripherals, Components, Memory and Systems. The Gamer and Creator Peripherals segment includes the Peripherals reporting unit. The Gaming Components and Systems segment includes the Components, Memory and Systems reporting units. Due to a change in business strategies, with effect from July 1, 2024, the Systems reporting unit and the Components reporting unit within the Gaming Components and Systems segment were combined (referred to as the Component and Systems reporting unit) because they now satisfy the aggregation criteria under the applicable accounting guidance. Therefore, with effect from July 1, 2024, we have three reporting units: Peripherals, Components and Systems, and Memory. The Gamer and Creator Peripherals segment includes the Peripherals reporting unit. The Gaming Components and Systems segment includes the Components and Systems reporting unit, and the Memory reporting unit. Since the composition of our other reporting units, the Peripherals reporting unit and the Memory reporting unit, did not change, the carrying value of the goodwill for the Component and Systems reporting was determined as the sum of the goodwill carrying value for the Components reporting unit and the Systems reporting unit as of July 1, 2024.

Corsair Gaming, Inc. | 2024 Form 10-K | 69

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

December 31, 2022	$148,931	$198,816	$347,747
Addition from business acquisition	—	7,007	7,007
Purchase price adjustment	—	(1,041)	(1,041)
Measurement period adjustments	—	21	21
Effect of foreign currency exchange rates	5	966	971
December 31, 2023	148,936	205,769	354,705
Measurement period adjustments	—	(28)	(28)
Effect of foreign currency exchange rates	(61)	(394)	(455)
December 31, 2024	$148,875	$205,347	$354,222

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$50,512	$28,958	$21,554	$47,221	$21,206	$26,015
Trade name	45,448	11,606	33,842	34,114	9,060	25,054
Customer relationships	217,868	160,183	57,685	218,453	138,800	79,653
Patent	34,307	21,376	12,931	34,781	17,031	17,750
Supplier relationship	5,745	2,872	2,873	6,136	2,045	4,091
Total finite-life intangibles	353,880	224,995	128,885	340,705	188,142	152,563
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	4	—	4	16	—	16
Total intangible assets	$389,314	$224,995	$164,319	$376,151	$188,142	$188,009

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

Amortization expense of intangible assets was recognized in our consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022

Cost of revenue	$5,963	$5,842	$6,376
Sales, general and administrative	25,335	24,496	24,401
Product development	7,150	8,150	9,120
Total amortization of intangible assets	$38,448	$38,488	$39,897

The estimated future amortization expense of intangible assets as of December 31, 2024 is as follows (in thousands):

Amounts

2025	$38,960
2026	35,655
2027	26,017
2028	5,750
2029	3,730
Thereafter	18,773
Total	$128,885

Corsair Gaming, Inc. | 2024 Form 10-K | 70

6. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	December 31,
	2024	2023

Cash	$107,011	$175,620
Restricted cash—short term	2,374	2,705
Restricted cash—noncurrent	246	239
Total cash and restricted cash	$109,631	$178,564

	December 31,
	2024	2023

Accounts receivable	$218,913	$254,433
Due from Factor	—	283
Allowance for doubtful accounts	(265)	(1,448)
Accounts receivable, net	$218,648	$253,268

	December 31,
	2024	2023

Raw materials	$54,586	$64,576
Work in progress	14,932	5,204
Finished goods	190,461	170,392
Inventories	$259,979	$240,172

	December 31,
	2024	2023

Manufacturing equipment	$28,413	$28,168
Leasehold improvements	20,938	19,789
Computer equipment, software and office equipment	16,418	16,083
Furniture and fixtures	5,655	3,825
Total property and equipment	$71,424	$67,865
Less: Accumulated depreciation and amortization	(41,682)	(35,653)
Property and equipment, net	$29,742	$32,212

	December 31,
x	2024	2023
x
Right-of-use assets	$52,580	$36,324
Deferred tax asset	6,468	27,749
Other	4,864	6,636
Other assets	$63,912	$70,709

Corsair Gaming, Inc. | 2024 Form 10-K | 71

	December 31,
	2024	2023

Accrued reserves for customer incentive programs	$41,141	$41,148
Accrued reserves for sales returns	34,915	36,822
Operating lease liabilities, current	15,843	9,721
Accrued freight expenses	14,314	13,553
Accrued payroll and related expenses	13,297	17,989
Sales and use tax and value-added tax payable	9,169	10,652
Accrued warranty	8,759	7,155
Contract liabilities	7,283	7,442
Accrued legal expense	5,823	1,014
Other	26,325	20,844
Other liabilities and accrued expenses	$176,869	$166,340

	December 31,
	2024	2023

Operating lease liabilities, noncurrent	$47,660	$38,587
Other	3,715	3,008
Other liabilities, noncurrent	$51,375	$41,595

7. Debt

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $12.5 million and $34.1 million of the Term Loan principal in the years ended December 31, 2024 and 2023, respectively.

The following table presents the carrying value of our Term Loan (in thousands):

	December 31,
	2024	2023
X
Term Loan (variable rate) due September 2026	$174,000	$199,000
Debt discount and issuance cost, net of amortization	(461)	(804)
Total debt	173,539	198,196
Less: debt maturing within one year, net	12,229	12,190
Long-term debt, net	$161,310	$186,006

As of December 31, 2024, the estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, was approximately $176.9 million.

As of December 31, 2024 and 2023, we had $99.8 million unused capacity under the Revolving Facility.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 72

The effective interest rate of our Term Loan, inclusive of the debt discount and debt issuance costs, was approximately 6.8%, 7.4% and 3.3% for the years ended December 31, 2024, 2023 and 2022, respectively.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of December 31, 2024, we were not in default under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022

Credit Agreement:
Contractual interest expense for Term Loan	12,347	16,362	7,818
Contractual interest expense for Revolving Facility	55	—	1,141
Amortization of debt discount and issuance cost	513	679	398
Other	292	379	203
Total interest expense	$13,207	$17,420	$9,560

The future principal payments under our total long-term debt as of December 31, 2024 are as follows (in thousands):

Amounts

2025	$12,500
2026	161,500
2027	—
2028	—
2029	—
Total debt	$174,000

8. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	December 31,
	2024	2023

Beginning of the period	$7,155	$3,685
Balance assumed from business acquisitions	1,304	—
Warranty provision related to products shipped	5,872	9,097
Deductions for warranty claims processed	(5,572)	(5,627)
End of period	$8,759	$7,155

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for our enterprise resource planning system and the related support services, in addition to commitments related to other cloud computing hosting arrangements. Total long-term non-cancelable purchase commitments as of December 31, 2024 and 2023 was $1.6 million and $1.5 million, respectively.

Letters of Credit

Letters of credit outstanding as of December 31, 2024 and 2023 were $0.2 million and nil, respectively. No amounts have been drawn upon the letters of credit for the years ended December 31, 2024, 2023 and 2022.

Corsair Gaming, Inc. | 2024 Form 10-K | 73

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

9. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of December 31, 2024 and 2023.

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

As of December 31, 2024, $216.7 million remained available for issuance under the 2022 Shelf Registration Statement.

10. Equity Incentive Plans and Stock-Based Compensation

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

Under the 2020 Plan, the number of shares of common stock reserved for issuance is subject to automatic evergreen increases annually on the first day of each year beginning in 2021 through 2030, by an amount equal to the lesser of 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by our Board. The 2020 Plan reserve also includes any shares under the 2017 Plan and the 2020 Plan that may become available for issuance if the award terminates without the delivery of shares or if shares are tendered to satisfy the exercise price or tax withholding obligation with respect of the award. As of December 31, 2024, there were 7,083,164 shares reserved for future issuance under the 2020 Plan.

All stock options under the 2017 Plan and the 2020 Plan are issued at exercise prices not less than the fair market value on the date of grant. RSUs have no exercise price. Both stock options and RSUs vest over a period of time as determined by the Board, generally four to five years. Stock options expire ten years from date of grant.

In February 2024, we granted 327,000 shares of PSUs to certain senior members of our management team under the 2020 Equity Incentive Plan, with weighted-average grant date fair value of $13.54 per share. The vesting of PSUs is conditional upon the achievement of certain internal financial targets for the year ended December 31, 2024 (the “Performance Period”), as measured as soon as administratively practicable within a 60-day period following the end of the Performance Period (the “Determination Date”).

Corsair Gaming, Inc. | 2024 Form 10-K | 74

If these targets are met, the PSUs would vest over a three-year service period. However, the financial targets for the Performance Period were not met and according to the terms of this PSU grant, the PSUs were forfeited on the Determination Date, which was February 5, 2025.

Employee Stock Purchase Plan

In September 2020, we adopted the 2020 Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to allow eligible employees to purchase shares of our common stock with their accumulated payroll deductions. Our ESPP offering periods are generally six months. On each purchase date which falls on the last date of each offering period, plan participants can purchase shares of common stock at a price per share equal to 85% of the lesser of the closing price per share of our common stock on the enrollment date or on the purchase date.

Under the ESPP plan, the number of shares reserved for issuance is subject to automatic increases annually on the first day of each year beginning in 2021 through 2030, by an amount equal to the lesser of 1% of the total outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by our Board, provided that no more than 20,000,000 shares may be issued under the plan. As of December 31, 2024, there were 2,879,291 shares reserved for future issuance under the ESPP.

Stock Options Activities

The following table summarizes the stock option activities and related information for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2023	9,770,014	$13.10	6.2	$45,260
Granted	2,435,887	13.35
Exercised	(420,040)	5.23
Forfeited/cancelled	(643,834)	14.06
Outstanding as of December 31, 2024	11,142,027	$13.40	6.0	$7,185
Vested and exercisable as of December 31, 2024	7,329,252	$12.48	4.7	$7,185

The weighted-average grant date fair value per share for stock options granted in years ended December 31, 2024, 2023 and 2022 was $6.47, $8.71 and $8.70, respectively. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $2.0 million, $11.8 million and $7.7 million, respectively.

RSU Activities

The following table summarizes the RSU activities and related information for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2023	1,857,465	$19.70
Granted	1,172,303	11.79
Vested	(735,332)	20.88
Forfeited/cancelled	(277,775)	17.29
Outstanding as of December 31, 2024	2,016,661	$15.01

The weighted-average grant date fair value per share for RSUs granted in years ended December 31, 2024, 2023 and 2022 was $11.79, $17.42 and $18.63, respectively. The total fair value of RSUs vested in the years ended December 31, 2024, 2023 and 2022 was $8.1 million, $13.2 million and $4.5 million, respectively.

Corsair Gaming, Inc. | 2024 Form 10-K | 75

Stock-based Compensation

The following table summarizes stock-based compensation expense by line item in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2024	2023	2022

Cost of revenue	$2,044	$2,094	$1,458
Sales, general and administrative	24,955	24,838	17,695
Product development	3,592	3,941	3,018
Stock-based compensation expense, net of amounts capitalized (1)	$30,591	$30,873	$22,171
Income tax benefits related to stock-based compensation expense	$195	$2,725	$700

(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	December 31, 2024
	Unrecognized Expense	Remaining Weighted Average Period (In years)

Stock Options	$23,056	2.5
RSUs	23,293	2.5
ESPP	149	0.1
PSUs(1)	—	—
Total unrecognized stock-based compensation expense	$46,498

(1)
As of December 31, 2024, the financial targets for the PSUs was not achieved. As such, no PSU stock-based compensation expense was recognized in 2024, and there is no unrecognized stock-based compensation expense remaining as of December 31, 2024.

Valuation Assumptions

We estimate the fair value of the stock options at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions:

	Years Ended December 31,
	2024	2023	2022

Expected term (years)	6.16	6.00	6.05
Expected volatility	42.8% - 43.1%	43.2% - 44.5%	43.6% - 48.1%
Dividend yield	—	—	—
Risk-free interest rate	4.17% - 4.41%	3.85% - 4.61%	1.67% - 2.93%

We estimate the fair value of the shares under the ESPP at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions:

	Years Ended December 31,
	2024	2023	2022

Expected term (years)	0.50	0.50 - 0.64	0.50
Expected volatility	30.5% - 44.2%	41.0% - 47.8%	38.7% - 54.5%
Dividend yield	—	—	—
Risk-free interest rate	4.92% - 5.32%	4.77% - 5.45%	0.19% - 2.52%

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

Corsair Gaming, Inc. | 2024 Form 10-K | 76

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock-based awards.

Expected Dividend Rate—The expected dividend is zero as we do not anticipate paying any dividends on our common stock in the foreseeable future.

11. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022

Numerator
Net loss	$(83,394)	$(1,037)	$(53,946)
Less: Net income attributable to noncontrolling interest	1,787	1,553	442
Net loss attributable to Corsair Gaming, Inc.	(85,181)	(2,590)	(54,388)
Change in redemption value of redeemable noncontrolling interest	(13,994)	5,777	(6,536)
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(99,175)	$3,187	$(60,924)
Denominator
Basic weighted-average shares outstanding	104,164	102,482	96,280
Effect of dilutive securities	—	3,794	—
Total diluted weighted-average shares outstanding	104,164	106,276	96,280

Net income (loss) per share attributable to common stockholders of Corsair Gaming, inc.
Basic	$(0.95)	$0.03	$(0.63)
Diluted	$(0.95)	$0.03	$(0.63)

Anti-dilutive potential common shares (1)	13,585	5,304	10,908
(1)
Potential common share equivalents were not included in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

12. Income Taxes

Loss before income tax consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022

Domestic	$(38,051)	$(21,833)	$(28,195)
Foreign	(23,607)	18,354	(35,571)
Loss before income tax	$(61,658)	$(3,479)	$(63,766)

Income tax benefit (expense) consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022

U.S. federal taxes:
Current	$(406)	$624	$(5,528)
Deferred	(23,036)	4,235	9,037
U.S state taxes:
Current	(222)	(477)	(792)
Deferred	(5,874)	863	1,168
Foreign taxes:
Current	(9,692)	(4,037)	(5,596)
Deferred	17,494	1,234	11,531
Income tax benefit (expense)	$(21,736)	$2,442	$9,820

Corsair Gaming, Inc. | 2024 Form 10-K | 77

The income tax benefit (expense) differs from the amount computed by applying the U.S. federal statutory rate of 21% to income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022

Provision at federal statutory rate	$12,913	$731	$13,391
State taxes	1,636	116	1,914
Foreign rate differential	(15,027)	(413)	(4,117)
Taxes on foreign operations	14,035	4,210	643
Research and development credits	1,291	1,151	1,830
Tax impact from intercompany transfer of intangible assets	10,652	—	—
Tax impact from entity dissolution	—	—	(2,808)
Change in valuation allowance	(41,252)	41	2,711
Section 162(m) limitation	(2,102)	(1,529)	(1,259)
Deferred tax assets adjustments	—	(1,242)	—
Stock base compensation	(2,073)	(333)	(86)
Other	(1,809)	(290)	(2,399)
Income tax benefit (expense)	$(21,736)	$2,442	$9,820

The major drivers for the change in tax benefit (expense) in 2024 as compared to 2023 were the change in the mix of income and losses in the various tax jurisdictions in which we operate, as well as the valuation allowance recorded against our U.S. federal and state deferred tax assets, which were partially offset by a tax benefit recognized for the transfer of customer relationship intangible asset from Hong Kong to U.K. as a result of our global tax restructuring initiative completed on July 1, 2024.

The major drivers for the change in tax expense in 2023 as compared to 2022 were the generation of foreign tax credits due to foreign income under Subpart F regime as well as other types of tax credits, which were partially offset by the write-off of certain deferred tax assets mainly due to the deduction limitation under Section 162(m) of the Internal Revenue Code on some of our stock-based compensation expense.

We were not subject to any tax holidays or tax holiday terminations subject to disclosure during these periods that impacted earnings per share.

Components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2024	2023

Deferred tax assets:
Accrued expenses and reserves	$14,351	$11,433
Lease liabilities	10,244	9,172
Stock-based compensation	5,642	4,821
NOL and capital losses	4,778	4,821
Capitalized research expenditures	29,754	23,063
Tax credits	2,060	1,102
Uniform capitalization	1,325	1,389
Foreign currency translation adjustments	1,859	1,362
Other	508	311
Total deferred tax assets	70,521	57,474
Less: Valuation allowance	(43,654)	(1,285)
Deferred tax liabilities:
Intangible assets	(16,548)	(34,460)
Right-of-use assets	(7,711)	(6,335)
Depreciation & amortization	(3,519)	(5,040)
Net deferred tax (liabilities) assets	$(911)	$10,354

We have established a valuation allowance of $43.7 million and $1.3 million as of December 31, 2024 and 2023, respectively, against our net deferred tax assets. We determine valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain.

Corsair Gaming, Inc. | 2024 Form 10-K | 78

In the third quarter of 2024, we have reached a cumulative loss position over the previous three years, and with consideration of other negative evidence, we concluded that U.S. federal and state deferred tax assets are not more likely than not to be realizable. As a result of the foregoing, a full valuation allowance of $42.5 million was recorded in the year ended December 31, 2024. The remaining $1.2 million valuation allowance was against the deferred tax asset related to the NOL from the newly acquired entity as part of our Fanatec Acquisition.

As of December 31, 2024, we had NOL carry forwards for federal, state and foreign tax purposes of $4.7 million, $42.7 million, and $6.4 million, respectively. The federal NOL will be carried forward indefinitely. The state and foreign NOL will begin to expire starting in 2041 and 2028, respectively. As defined under Internal Revenue Code Section 382 (“Section 382”), certain tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017. In August 2017, we acquired the interests of the operating subsidiaries from Corsair Components (Cayman) Ltd. We do not expect our tax attributes to be materially affected by the annual limitation. In September 2024, as part of the Fanatec Acquisition, Corsair GmbH acquired the interest of Endor AG, a German stock corporation, and its non-German direct subsidiaries. Section 382 is not expected to have a material impact on our ability to utilize NOLs generated by predecessor companies before the Fanatec Acquisition Date.

Changes in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022

Beginning balance	$3,538	$3,606	$3,757
Tax position related to current year
Increase	345	317	312
Decrease	—	—	—
Tax position related to prior year
Increase	—	1	—
Decrease	(671)	(386)	(463)
	$3,212	$3,538	$3,606

All of these unrecognized tax benefits will favorably impact our effective tax rate in future periods to the extent benefits are recognized. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

We did not recognize significant expense for interest and penalties related to uncertain tax positions for the years ended December 31, 2024, 2023 and 2022. We file income tax returns with the U.S. federal government, various U.S. states and foreign jurisdictions including Australia, Canada, China, France, Germany, Hong Kong, Japan, Luxembourg, Netherlands, Singapore, Slovenia, Taiwan, U.K. and Vietnam. Our tax returns in the U.S., various U.S. states and foreign jurisdictions remain open to examination from 2014 to 2023.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2024	2023

Accumulated foreign currency translation loss, net of tax	$(3,570)	$(2,910)
Unrealized foreign exchange loss from long-term intercompany loans, net of tax	(1,384)	(1,240)
Total accumulated other comprehensive loss	(4,954)	(4,150)
Less: Accumulated other comprehensive loss attributable to noncontrolling interest	(395)	(663)
Total accumulated other comprehensive loss attributable to Corsair Gaming, Inc.	$(4,559)	$(3,487)

14. Segment and Geographic Information and Major Customers

Operating segments are based on components of a company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by its chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available. By this definition, we have identified our Chief Executive Officer as the CODM. We operate and report in two segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming products, which includes capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, sim racing products, and gaming furniture, among others.

Corsair Gaming, Inc. | 2024 Form 10-K | 79

•
Gaming Components and Systems. Includes our high-performance PSUs, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline.

Our CODM reviews net revenue, and gross profit of these segments on a regular basis to evaluate the performance of, and allocates resources to, each of the two segments. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating resources to the segments. Our CODM manages assets on a total company basis, not by operating segments, therefore segmental asset information is not presented.

Segment Profit and Loss

The tables below present the reportable segment profit and loss measure - segment gross profit for each of the periods presented (in thousands):

	For the year ended December 31, 2024
	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$472,729	$843,650	$1,316,379
Less:
Inventory costs (2)	256,153	691,236	947,389
Other segment items (3)	34,283	7,110	41,393
Total cost of revenue	290,436	698,346	988,782
Gross profit	$182,293	$145,304	$327,597

	For the year ended December 31, 2023
	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$394,881	$1,064,994	$1,459,875
Less:
Inventory costs (2)	231,162	825,320	1,056,482
Other segment items (3)	30,737	12,393	43,130
Total cost of revenue	261,899	837,713	1,099,612
Gross profit	$132,982	$227,281	$360,263

	For the year ended December 31, 2022
	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$437,817	$937,281	$1,375,098
Less:
Inventory costs (2)	262,987	750,195	1,013,182
Other segment items (3)	49,751	15,533	65,284
Total cost of revenue	312,738	765,728	1,078,466
Gross profit	$125,079	$171,553	$296,632
(1)
There are no intersegment revenues between the reportable segments in the periods presented.
(2)
Represents the significant expense in the reportable segment’s profit or loss measure (i.e., gross profit), aligning with the segment-level information that is regularly provided to our CODM. Total inventory costs for the reportable segment includes cost of purchases from contract manufactures, and capitalized direct overhead costs recognized in cost of revenue for the periods presented.
(3)
Represents other segment items including inbound freight costs, duties and tariffs, warranty replacement cost to process and rework returned items, overhead and excess and obsolete inventory write-downs, and other costs.

Corsair Gaming, Inc. | 2024 Form 10-K | 80

Revenue by Major Customer

The following table sets forth the customers that individually comprised 10% or more of our total net revenue for the periods presented:

	Years Ended December 31,
	2024	2023	2022

Customer A	30.9%	30.7%	26.0%
Customer B	10.1%	*	*

* Customer represents less than 10% of our total net revenue in the period presented.

Revenue by Major Products

The following table sets forth our net revenue by major product category for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022

Gamer and Creator Peripherals segment
Gaming Peripherals products	$472,729	$394,881	$437,817
Gaming Components and Systems segment
Memory products	429,916	517,416	504,589
Other Component products	413,734	547,578	432,692
Total net revenue	$1,316,379	$1,459,875	$1,375,098

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Years Ended December 31,
	2024	2023	2022

United States (U.S.)	$614,717	$659,347	$624,733
Americas (excluding U.S.) (1)	81,820	91,722	99,381
Europe and Middle East (1)	475,855	512,161	405,642
Asia Pacific (1)	143,987	196,645	245,342
Total net revenue	$1,316,379	$1,459,875	$1,375,098
(1)
No individual country, other than disclosed above, represented 10% or more of our consolidated net revenue in the periods presented.

Our long-lived assets consist of property and equipment, net and operating lease right-of-use assets, which are summarized by geographic area as follows (in thousands):

	December 31,
	2024	2023

United States	$50,604	$46,969
Taiwan	18,101	6,739
China	6,126	7,103
Other (1)	7,491	7,725
Total long-lived assets	$82,322	$68,536
(1)
No geographic area, other than disclosed above, represented 10% or more of our total long-lived assets in the periods presented.

15. Leases

Our lease portfolio consists primarily of real estate facilities for manufacturing, distribution, warehousing and office use purposes under operating leases.

The components of lease expenses were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022

Operating lease expense	$15,607	$12,887	$13,519
Variable lease expense	6,642	7,540	8,758
Total lease expense	$22,249	$20,427	$22,277

Corsair Gaming, Inc. | 2024 Form 10-K | 81

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022

Cash paid for amounts included in the measurement of operating lease liabilities	$16,415	$13,433	$10,614
Right-of-use assets recognized in exchange for operating lease obligations	29,162	1,604	5,819

As of December 31, 2024, our operating leases had a weighted average remaining lease term of 6.4 years and a weighted average discount rate of 5.0%. As of December 31, 2023, our operating leases had a weighted average remaining lease term of 7.0 years and a weighted average discount rate of 4.4%.

The following table summarizes the maturity of operating lease liabilities as of December 31, 2024 (in thousands):

Amounts

2025	$16,697
2026	12,027
2027	8,690
2028	8,370
2029	7,167
Thereafter	20,950
Total future lease payments	73,901
Less: Imputed interest	(10,398)
Present value of operating lease liabilities	$63,503

16. Redeemable Noncontrolling Interest (“RNCI”)

RNCI, included in temporary equity on our consolidated balance sheet, of $15.1 million and $15.9 million as of December 31, 2024 and 2023, represented 19% and 29% interest in Elgato iDisplay Holdings LTD. and its related companies (together “iDisplay”), respectively, that were not acquired by Corsair. In addition, we have a nonredeemable noncontrolling interest (“Non-RNCI”) in iDisplay recorded at carrying value which does not have redemption features and is classified within permanent equity in our consolidated balance sheet of $10.5 million as of December 31, 2023, representing a 20% interest in iDisplay not acquired by Corsair. As a result of the Additional Purchase Transaction, as described below, we did not have any Non-RNCI outstanding at December 31, 2024.

RNCI that is redeemable and not solely within our control is classified within temporary equity in our consolidated balance sheet. RNCI is measured at the greater of the redemption value, or the carrying value before giving effect to the redemption feature. The redemption value is calculated based on the formula stipulated in the Shareholders Agreement between the iDisplay Seller and Corsair and including the amounts for dividends not currently declared or paid, for which the payment is not solely within our control. The redemption value is remeasured each quarter and changes in the value are recognized immediately. Any resulting change in the value of the RNCI is recognized through retained earnings and this adjustment also impacts the net income or loss attributable to common stockholders of Corsair Gaming, Inc used in the net income (loss) per share calculation.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 82

According to the applicable accounting guidance, purchase of noncontrolling interest that does not result in a change in control of the subsidiary is accounted for as equity transaction. Since we continue to maintain control of iDisplay after the Additional Purchase Transaction, the net deficit of $1.6 million, net of tax impact, between the consideration paid for the additional 30% ownership stake and its carrying value as of the Closing Date was recognized as an adjustment to our additional paid-in capital in 2024.

Additionally, according to the SPAA, the remaining 19% interest in iDisplay not acquired by Corsair is subject to redemption by the iDisplay Seller through the Put Option. Since the redemption is not solely within our control, the carrying value of the remaining 19% interest in iDisplay is classified as temporary equity in our consolidated balance sheet effective from the Closing Date.

The following table presents the changes in RNCI for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023

Balance at beginning of period	$15,937	$21,367
Share of net income	1,280	918
Share of other comprehensive income (loss)	(206)	9
Dividend paid	(3,932)	(580)
Change in redemption value	13,994	(5,777)
Purchase of additional ownership interest	(20,452)	—
Other (1)	8,528	—
Balance at end of period	$15,149	$15,937
(1)
This amount represents the reclassification of 19% ownership of iDisplay from noncontrolling interest (presented within permanent equity) to RNCI (presented within temporary equity), effective on the Closing Date of the Additional Purchase Transaction as further described above.

17. Related-Party Transactions

We have a management services agreement with our majority owner in which the majority owner provides management, consulting and advisory services to us. Such services are provided without charge, other than for the reimbursement of travel and out-of-pocket expense as set forth in the management services agreement. Total travel and out-of-pocket expenses incurred were $271 thousand, $147 thousand and $23 thousand for the years ended December 31, 2024, 2023 and 2022, respectively. The amount owed to the majority owner for such expenses was $55 thousand and $35 thousand as of December 31, 2024 and 2023, respectively.

Corsair Gaming, Inc. | 2024 Form 10-K | 83

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have excluded the business acquired as part of the Fanatec Acquisition from our assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by us in a business acquisition during 2024. The total assets and total net revenues excluded represent 5% and 2% of the related consolidated financial statement amounts as of and for the year ended December 31, 2024, respectively.

Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013), management has concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 84

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Corsair Gaming, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Corsair Gaming, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Fanatec during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Fanatec’s internal control over financial reporting associated with 5% of total assets and 2% of total net revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Fanatec.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 85

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

San Francisco, California
February 26, 2025

Corsair Gaming, Inc. | 2024 Form 10-K | 86

Item 9B. Other Information.

On December 4, 2024, Andy Paul, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 750,000 shares of the Company’s common stock pursuant to the exercise of non-qualified stock options until June 30, 2026.

On December 18, 2024, Michael Potter, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to (i) 39,798 shares of the Company’s common stock to be issued upon the vesting of restricted stock and (ii) 680,549 shares of the Company’s common stock pursuant to the exercise of stock options until December 18, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

Corsair Gaming, Inc. | 2024 Form 10-K | 87

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item may be found in our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference to our Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Corsair Gaming, Inc. | 2024 Form 10-K | 88

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

Corsair Gaming, Inc. | 2024 Form 10-K | 89

	certain of its subsidiaries including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.

10.5(d)	Amendment No. 3 to First Lien Credit and Guarantee Agreement, dated as of April 27, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.12

10.5(e)	Amendment No. 4 to First Lien Credit and Guarantee Agreement, dated as of October 11, 2018, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.13

10.5(f)	Amendment No. 5 to First Lien Credit and Guarantee Agreement, dated as of December 19, 2019, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	S-1/A	September 21, 2020	10.14

10.5(g)	Amendment No. 6 to First Lien Credit and Guarantee Agreement, dated as of September 25, 2020, by and among Corsair Group (Cayman), LP and certain of its subsidiaries, including the Registrant, Macquarie Capital Funding LLC, as administrative agent, and the other parties thereto.	8-K	October 1, 2020	10.1

10.6#	Severance Letter Agreement, dated as July 1, 2010, by and among Corsair Memory, Inc. and Andy Paul.	S-1	August 21, 2020	10.8(a)

10.7#	Offer Letter Agreement, dated October 17, 2019, by and among Corsair Gaming Inc., and Michael Potter.	S-1	August 21, 2020	10.10

10.8(a)	Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc. and certain of its subsidiaries, Bank of America, N.A. as administrative agent, swingline lender and L/C issuer, and the other parties thereto.	10-Q	November 2, 2021	10.1

10.8(b)	First Amendment, dated as of June 30, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.	10-Q	August 4, 2022	10.1

10.8(c)	Second Amendment, dated as of September 29, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, and certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.	10-Q	November 3, 2022	10.1

10.8(d)	Third Amendment, dated as of November 28, 2022, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, and certain of its subsidiaries, as guarantors, the lender parties named therein, and Bank of America, N.A. as administrative agent.	8-K/A	December 9, 2022	10.1

10.9	Lease Agreement, dated as of April 27, 2021, by and among Corsair Gaming, Inc. and Campus 237 Owner LLC.	10-K	March 1, 2022	10.17

10.10#	Form of Change in Control and Severance Agreement,	10-K	March 1, 2022	10.20

10.11#	Non-Employee Director Compensation Policy.	10-Q	August 3, 2023	10.1

10.12	Indemnification Letter, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	August 1, 2024	10.1

10.13	Fourth Amendment, dated as of August 19, 2024, to Credit Agreement, dated as of September 3, 2021, by and among Corsair Gaming, Inc., as borrower, and certain of its subsidiaries, as guarantors, the lender	10-Q	November 6, 2024	10.1

Corsair Gaming, Inc. | 2024 Form 10-K | 90

parties named therein, and Bank of America, N.A. as administrative agent.

19.1	Insider Trading Compliance Policy and Procedures				X

21.1	List of the Registrant’s Significant Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).				X

97.1	Policy for Recovery of Erroneously Awarded Compensation, dated October 2, 2023.	10-K	February 27, 2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Item 16. Form 10-K Summary

None.

Corsair Gaming, Inc. | 2024 Form 10-K | 91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corsair Gaming, Inc.

Date: February 26, 2025	By:	/s/ Andrew J. Paul
Andrew J. Paul
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2025	By:	/s/ Michael G. Potter
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

Signature	Title	Date

/s/ Andrew J. Paul	Chief Executive Officer and Director	February 26, 2025
Andrew J. Paul	(Principal Executive Officer)

/s/ Thi L. La	President and Chief Operating	February 26, 2025
Thi L. La	Officer and Director

/s/ Michael G. Potter	Chief Financial Officer	February 26, 2025
Michael G. Potter	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anup Bagaria	Director	February 26, 2025
Anup Bagaria

/s/ Diana Bell	Director	February 26, 2025
Diana Bell

/s/ Jason Cahilly	Director	February 26, 2025
Jason Cahilly

/s/ George L. Majoros, Jr.	Director	February 26, 2025
George L. Majoros, Jr.

/s/ Sarah M. Kim	Director	February 26, 2025
Sarah M. Kim

/s/ Stuart A. Martin	Director	February 26, 2025
Stuart A. Martin

/s/ Samuel R. Szteinbaum	Director	February 26, 2025
Samuel R. Szteinbaum

/s/ Randall J. Weisenburger	Director	February 26, 2025
Randall J. Weisenburger

Corsair Gaming, Inc. | 2024 Form 10-K | 92