Form 10-Q
period 2025-03-31
Corsair Gaming, Inc.
filed 2025-05-07
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, the registrant had 105,821,145 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases to identify the forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including the recent changes in tariffs. We believe that these factors include but are not limited to those described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission (the “SEC”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Net revenue	$369,750	$337,257
Cost of revenue	267,388	250,618
Gross profit	102,362	86,639
Operating expenses:
Sales, general and administrative	86,992	80,217
Product development	17,633	16,641
Total operating expenses	104,625	96,858
Operating loss	(2,263)	(10,219)
Other (expense) income:
Interest expense	(2,676)	(3,691)
Interest income	630	1,565
Other expense, net	(3,947)	(461)
Total other expense, net	(5,993)	(2,587)
Loss before income taxes	(8,256)	(12,806)
Income tax benefit (expense)	(2,061)	1,777
Net loss	(10,317)	(11,029)
Less: Net income attributable to noncontrolling interest	142	536
Net loss attributable to Corsair Gaming, Inc.	$(10,459)	$(11,565)

Calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(10,459)	$(11,565)
Change in redemption value of redeemable noncontrolling interest	392	(975)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(10,067)	$(12,540)

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.10)	$(0.12)
Diluted	$(0.10)	$(0.12)
Weighted-average common shares outstanding:
Basic	105,240	103,563
Diluted	105,240	103,563

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 2

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024

Net loss	$(10,317)	$(11,029)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit of $27 and $124 for the three months ended March 31, 2025 and 2024.	1,666	(1,415)
Unrealized foreign exchange gain from long-term intercompany loan, net of tax benefit of nil and $160 for the three months ended March 31, 2025 and 2024, respectively.	395	24
Comprehensive loss	(8,256)	(12,420)
Less: Comprehensive income attributable to noncontrolling interest	82	292
Comprehensive loss attributable to Corsair Gaming, Inc.	$(8,338)	$(12,712)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 3

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash	$99,843	$107,011
Restricted cash	2,439	2,374
Accounts receivable, net	219,216	218,648
Inventories	276,837	259,979
Prepaid expenses and other current assets	35,024	35,376
Total current assets	633,359	623,388
Restricted cash, noncurrent	247	246
Property and equipment, net	28,448	29,742
Goodwill	355,002	354,222
Intangible assets, net	154,943	164,319
Other assets	67,458	63,912
Total assets	$1,239,457	$1,235,829
Liabilities
Current liabilities:
Debt maturing within one year, net	$12,267	$12,229
Accounts payable	240,114	207,215
Other liabilities and accrued expenses	164,800	176,869
Total current liabilities	417,181	396,313
Long-term debt, net	136,391	161,310
Deferred tax liabilities	7,360	7,379
Other liabilities, noncurrent	55,233	51,375
Total liabilities	616,165	616,377
Commitments and Contingencies (Note 8)
Temporary equity
Redeemable noncontrolling interest	14,535	15,149
Stockholders' equity
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 105,816 and 104,763 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	11	10
Additional paid-in capital	680,016	667,617
Accumulated deficit	(68,832)	(58,765)
Accumulated other comprehensive loss	(2,438)	(4,559)
Total stockholders’ equity	608,757	604,303
Total liabilities, temporary equity and stockholders' equity	$1,239,457	$1,235,829

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 4

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance as of December 31, 2024	104,763	$10	$667,617	$(58,765)	$(4,559)	$604,303
Net loss	—	—	—	(10,459)	—	(10,459)
Other comprehensive income	—	—	—	—	2,121	2,121
Issuance of common stock in connection with employee equity incentive plans	1,089	1	3,439	—	—	3,440
Shares withheld related to net share settlement	(36)	—	(390)	—	—	(390)
Stock-based compensation	—	—	9,350	—	—	9,350
Change in redemption value of redeemable noncontrolling interest	—	—	—	392	—	392
Balance as of March 31, 2025	105,816	$11	$680,016	$(68,832)	$(2,438)	$608,757

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest(1)	Equity(1)

Balance as of December 31, 2023	103,255	$10	$630,642	$40,410	$(3,487)	$667,575	$10,468	$678,043
Net income (loss)	—	—	—	(11,565)	—	(11,565)	219	(11,346)
Other comprehensive loss	—	—	—	—	(1,147)	(1,147)	(100)	(1,247)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(975)	—	(975)	—	(975)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(800)	(800)
Issuance of common stock in connection with employee equity incentive plans	633	—	2,351	—	—	2,351	—	2,351
Shares withheld related to net share settlement	(29)	—	(398)	—	—	(398)	—	(398)
Stock-based compensation	—	—	7,698	—	—	7,698	—	7,698
Balance as of March 31, 2024	103,859	$10	$640,293	$27,870	$(4,634)	$663,539	$9,787	$673,326
(1)
The nonredeemable noncontrolling interest as of March 31, 2024, represented 20% interest in iDisplay that was not acquired by Corsair at the time. On July 1, 2024, Corsair acquired this 20% nonredeemable noncontrolling interest via a Share Purchase Amendment Agreement (the “SPAA”) with the iDisplay Seller (refer to Note 14, Redeemable Noncontrolling Interest for further details on the SPAA).

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 5

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(10,317)	$(11,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	9,322	7,691
Depreciation	3,373	3,087
Amortization	9,782	9,515
Reversal of bargain purchase gain on business acquisition recognized in prior year	2,581	—
Deferred income taxes	(1,016)	(6,059)
Other	3,031	758
Changes in operating assets and liabilities:
Accounts receivable	201	46,928
Inventories	(22,237)	(12,101)
Prepaid expenses and other assets	2,247	4,437
Accounts payable	34,253	(47,962)
Other liabilities and accrued expenses	(12,470)	(21,582)
Net cash provided by (used in) operating activities	18,750	(26,317)
Cash flows from investing activities:
Purchase of property and equipment	(3,072)	(2,520)
Purchase price adjustment related to business acquisition	—	1,041
Net cash used in investing activities	(3,072)	(1,479)
Cash flows from financing activities:
Repayment of debt	(25,000)	(15,000)
Payment of deferred and contingent consideration	—	(4,942)
Proceeds from issuance of shares through employee equity incentive plans	3,440	2,351
Payment of taxes related to net share settlement of equity awards	(390)	(398)
Dividend paid to noncontrolling interest	(304)	(1,960)
Net cash used in financing activities	(22,254)	(19,949)
Effect of exchange rate changes on cash	(526)	(636)
Net decrease in cash and restricted cash	(7,102)	(48,381)
Cash and restricted cash at the beginning of the period	109,631	178,564
Cash and restricted cash at the end of the period	$102,529	$130,183
Supplemental cash flow disclosures:
Cash paid for interest	$2,463	$3,553
Cash paid for income taxes, net	1,550	626
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,427	$1,171
Right-of-use assets obtained in exchange for operating lease liabilities	6,510	1,763

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 6

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
•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accounting policies we follow are set forth in Part II, Item 8, Note 2, “Significant Accounting Policies”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on February 26, 2025.

The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed, combined or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of March 31, 2025 and our results of operations for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Corsair and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For consolidated entities where we own less than 100% of the equity, our consolidated net comprehensive income (loss) is reduced by the portion attributable to the noncontrolling interest. The ownership interest of other investors is recorded as noncontrolling interest in the condensed consolidated balance sheets.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, and deferred income

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 7

tax. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the potential impacts from the events in the current economic and geopolitical environment. We adjust such estimates and assumptions when facts and circumstances dictate. The extent to which the current macroeconomic conditions and the development of the geopolitical unrest will impact our business going forward depends on numerous dynamic factors that we cannot reliably predict. Actual results could differ materially from those estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosure. This ASU updates the reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. The ASU was effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard in the fourth quarter of 2024.

Accounting Pronouncements Issued but Not Yet Adopted

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $33.6 million and $35.2 million as of March 31, 2025 and December 31, 2024, respectively. The net fair value gains (losses) recognized in other expense, net in relation to these derivative instruments was $(1.7) million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 8

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

The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed as of the Fanatec Acquisition Date with measurement period adjustments through March 31, 2025. The primary areas of the purchase price allocation that are not yet finalized consist of income tax and indirect tax considerations and the validation of certain prepaids and other assets and inventory values. We will continue to reflect measurement period adjustments to purchase price allocation, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in adjustments to the values presented in the following table (in thousands):

	Preliminary Purchase Price Allocation as of Acquisition Date (1)	Measurement Period Adjustments (2)	Amounts Recognized as of Acquisition Date (as adjusted)

Inventories	$40,475	$(5,166)	$35,309
Prepaid and other assets	2,450	1,997	4,447
Property and equipment	780	—	780
Identifiable intangible assets	15,129	—	15,129
Goodwill	—	302	302
Accounts payable	(6,959)	81	(6,878)
Accrued liabilities	(5,403)	210	(5,193)
Deferred tax liabilities	(168)	(5)	(173)
Total identified net assets acquired	46,304	(2,581)	43,723
Bargain purchase gain	(2,581)	2,581	—
Purchase consideration, net of cash acquired	$43,723	$—	$43,723
(1)
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
(2)
Measurement period adjustments recorded during the three months ended March 31, 2025.

The fair value of the working capital related items, as well as the fair value of property and equipment approximated their book values at the Fanatec Acquisition Date. The fair value of the inventories was estimated by major category, at an estimate of net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Fanatec Acquisition Date was $5.3 million, of which we recognized $0.5 million and $4.7 million in “cost of revenue” in our condensed consolidated statements of operations for the quarter ended March 31, 2025 and for the year ended December 31, 2024, upon the sale of the acquired inventory.

The goodwill of $0.3 million represents the expansion of our market presence by utilizing Fanatec's strength and brand in the sim racing market. The goodwill is deductible for tax purposes and is assigned to our Peripherals reporting unit.

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

The acquisition-related costs incurred in the three months ended March 31, 2025 and in the year ended December 31, 2024 were $0.1 million and $2.7 million, respectively, and these amounts are included in sales and general and administrative expenses in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

Pro forma information is not included because the effects of the Fanatec Acquisition were not material to our condensed consolidated statements of operations for the periods presented.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 9

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2024	$148,875	$205,347	$354,222
Measurement period adjustments	—	302	302
Effect of foreign currency exchange rates	12	466	478
Balance as of March 31, 2025	$148,887	$206,115	$355,002

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$50,512	$31,112	$19,400	$50,512	$28,958	$21,554
Trade name	45,671	12,466	33,205	45,448	11,606	33,842
Customer relationships	217,869	165,646	52,223	217,868	160,183	57,685
Patent portfolio	35,238	23,154	12,084	34,307	21,376	12,931
Supplier relationships	5,664	3,067	2,597	5,745	2,872	2,873
Total finite-life intangibles	354,954	235,445	119,509	353,880	224,995	128,885
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	4	—	4	4	—	4
Total intangible assets	$390,388	$235,445	$154,943	$389,314	$224,995	$164,319

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

The estimated future amortization expense of intangible assets as of March 31, 2025 is as follows (in thousands):

Amounts

Remainder of 2025	$29,267
2026	35,774
2027	26,066
2028	5,811
2029	3,744
Thereafter	18,847
Total	$119,509

6. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	March 31, 2025	December 31, 2024

Cash	$99,843	$107,011
Restricted cash—short term	2,439	2,374
Restricted cash—noncurrent	247	246
Total cash and restricted cash	$102,529	$109,631

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 10

	March 31, 2025	December 31, 2024

Accounts receivable	$222,167	$218,913
Allowance for doubtful accounts	(2,951)	(265)
Accounts receivable, net	$219,216	$218,648

(1)
As of March 31, 2025, two customers represented 44.5% and 15.7% of our accounts receivable, net balance, respectively. As of December 31, 2024, two customers represented 41.8% and 14.2% of our accounts receivable, net balance, respectively.

	March 31, 2025	December 31, 2024

Raw materials	$64,686	$54,586
Work in progress	7,709	14,932
Finished goods	204,442	190,461
Inventories	$276,837	$259,979

	March 31, 2025	December 31, 2024

Manufacturing equipment	$30,039	$28,413
Leasehold improvements	21,005	20,938
Computer equipment, software and office equipment	17,006	16,418
Furniture and fixtures	5,925	5,655
Total property and equipment	$73,975	$71,424
Less: Accumulated depreciation and amortization	(45,527)	(41,682)
Property and equipment, net	$28,448	$29,742

	March 31, 2025	December 31, 2024

Right-of-use assets	$55,662	$52,580
Deferred tax asset	7,467	6,468
Other	4,329	4,864
Other assets	$67,458	$63,912

	March 31, 2025	December 31, 2024

Accrued reserves for sales returns	$34,123	$34,915
Accrued reserves for customer incentive programs	30,802	41,141
Accrued freight expenses	16,287	14,314
Operating lease liabilities, current	16,110	15,843
Accrued payroll and related expenses	14,336	13,297
Accrued warranty	8,616	8,759
Sales and use tax and value-added tax payable	7,213	9,169
Accrued legal expense	6,000	5,823
Contract liabilities	5,373	7,283
Other	25,940	26,325
Other liabilities and accrued expenses	$164,800	$176,869

	March 31, 2025	December 31, 2024

Operating lease liabilities, noncurrent	$51,328	$47,660
Other	3,905	3,715
Other liabilities, noncurrent	$55,233	$51,375

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 11

7. Debt

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a $100.0 million five-year revolving credit facility (“Revolving Facility”) and a $250.0 million five-year term loan facility (“Term Loan”), with each maturing in September 2026. The Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $21.9 million and $12.5 million of the Term Loan principal in the three months ended March 31, 2025 and in the year ended December 31, 2024, respectively.

The following table presents the carrying value of our Term Loan (in thousands):

	March 31, 2025	December 31, 2024

Term Loan (variable rate) due September 2026	$149,000	$174,000
Debt discount and issuance cost, net of amortization	(342)	(461)
Total debt	148,658	173,539
Less: debt maturing within one year, net	12,267	12,229
Long-term debt, net	$136,391	$161,310

As of March 31, 2025, the estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, was approximately $151.4 million.

As of March 31, 2025, and December 31, 2024, we had $99.8 million unused capacity under the Revolving Facility.

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

The effective interest rate of our Term Loan, inclusive of the debt discount and debt issuance costs, was approximately 6.2% and 7.5% for the three months ended March 31, 2025 and 2024, respectively.

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of March 31, 2025, we were not in default under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

Credit Agreement:
Contractual interest expense for term loan	$2,457	$3,456
Amortization of debt discount and issuance cost	157	160
Other	62	75
Total interest expense	$2,676	$3,691

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 12

The future principal payments under our total long-term debt as of March 31, 2025 are as follows (in thousands):

Amounts

Remainder of 2025	$9,375
2026	139,625
2027	—
2028	—
2029	—
Total debt	$149,000

8. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Beginning of the period	$8,759	$7,155
Warranty provision related to products shipped	1,444	993
Deductions for warranty claims processed	(1,587)	(1,825)
End of period	$8,616	$6,323

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for our enterprise resource planning system and the related support services, in addition to commitments related to other cloud computing hosting arrangements. Total long-term non-cancelable purchase commitments as of March 31, 2025 and December 31, 2024 was $1.4 million and $1.6 million, respectively.

Letters of Credit

Letters of credit outstanding as of March 31, 2025 and December 31, 2024 were each at $0.2 million. No amounts have been drawn upon the letters of credit for the three months ended March 31, 2025 and for the year ended December 31, 2024, respectively.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a character normally incident to the ordinary course of business. Litigation can be expensive and disruptive to normal business operations, and the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred and we record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, we believe there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position, or the outcome of these matters is currently not determinable. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our financial position, results of operations or cash flows.

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

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 13

9. Stockholders’ Equity

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

As of March 31, 2025, $216.7 million remained available for issuance under the 2022 Shelf Registration Statement.

10. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2025, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

In February 2025, we granted performance stock units (“PSU”) to certain members of our management team under the 2020 Equity Incentive Plan. The vesting of PSUs is conditional upon the achievement of certain internal financial targets for the year ended December 31, 2025 and these will vest over a three-year service period. The number of units to be earned can range from 0% to 200% of the target shares depending on the achievement of the financial targets. In the event such targets are achieved, one-third of the eligible PSUs would vest and the remaining two-thirds would thereafter vest quarterly over the second and third years, subject to continued service. In the event the minimum targets are not achieved, no PSUs would vest. The compensation expense associated with PSUs is recognized using the accelerated attribution method over the requisite service period, and it is based on the estimated number of shares that is considered probable of vesting. Adjustments to the compensation expense will be made in each reporting period based on changes in our estimate of the number of PSUs that are probable of vesting.

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

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024

Cost of revenue	$498	$545
Sales, general and administrative	8,075	6,281
Product development	749	865
Stock-based compensation expense, net of amounts capitalized (1)	$9,322	$7,691
Excess income tax benefits related to stock-based compensation expense	$163	$447

(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	March 31, 2025
	Unrecognized Expense	Remaining weighted average period (In years)

Stock options	$27,338	2.6
RSUs	35,309	3.0
PSUs	6,414	2.9
ESPP	471	0.4
Total unrecognized stock-based compensation expense	$69,532

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 14

11. Net Loss Per Share

The following table summarizes the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024

Numerator
Net loss	$(10,317)	$(11,029)
Less: Net income attributable to noncontrolling interest	142	536
Net loss attributable to Corsair Gaming, Inc.	(10,459)	(11,565)
Change in redemption value of redeemable noncontrolling interest	392	(975)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(10,067)	$(12,540)
Denominator
Basic weighted-average shares outstanding	105,240	103,563
Effect of dilutive securities	—	—
Total diluted weighted-average shares outstanding	105,240	103,563

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.10)	$(0.12)
Diluted	$(0.10)	$(0.12)

Anti-dilutive potential common shares (1)	13,819	12,715
(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

12. Income Taxes

The following table presents our loss before income taxes, income tax benefit (expense) and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024

Loss before income taxes	$(8,256)	$(12,806)
Income tax benefit (expense)	(2,061)	1,777
Effective tax rate	(25.0)%	13.9%

We are subject to income taxes in the U.S. and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the U.S.. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

Our effective tax rates were tax expense of (25.0)% and tax benefit of 13.9% for the three months ended March 31, 2025 and 2024, respectively. The change in our effective rate in the three-month period was primarily driven by a change in the mix of income and losses in the various tax jurisdictions in which we operate, as well as the impact of valuation allowance on U.S. federal and state deferred tax assets, which reduced the U.S. deferred income tax benefit.

We assess our deferred tax assets and liabilities to determine if it is more likely than not that they will be realized; if not, a valuation allowance is required to be recorded. Previously, in the third quarter of 2024, we have reached a cumulative loss position over the previous three years, and with consideration of other negative evidence, we concluded that U.S. federal and state deferred tax assets are not more likely than not to be realized. As a result of the foregoing, a full valuation allowance was recorded in the year ended December 31, 2024. The deferred tax liability related to indefinite-lived assets was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the nature of its indefinite life.

Unrecognized tax benefits were $3.3 million as of March 31, 2025 and $3.2 million as of December 31, 2024, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 15

13. Segment and Geographic Information and Major Customers

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
•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

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

Segment Profit and Loss

The tables below present the reportable segment profit and loss measure - segment gross profit for each of the periods presented (in thousands):

	For the three months ended March 31, 2025
	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$111,973	$257,777	$369,750
Less:
Inventory costs (2)	58,774	204,297	263,071
Other segment items (3)	6,785	(2,468)	4,317
Total cost of revenue	65,559	201,829	267,388
Gross profit	$46,414	$55,948	$102,362

	For the three months ended March 31, 2024
	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$106,973	$230,284	$337,257
Less:
Inventory costs (2)	58,149	188,239	246,388
Other segment items (3)	5,181	(951)	4,230
Total cost of revenue	63,330	187,288	250,618
Gross profit	$43,643	$42,996	$86,639
(1)
There are no intersegment revenues between the reportable segments in the periods presented.
(2)
Represents the significant expense in the reportable segment’s profit or loss measure (i.e., gross profit), aligning with the segment-level information that is regularly provided to our CODM. Total inventory costs for the reportable segment include costs of purchases from contract manufacturers, and capitalized direct overhead costs recognized in cost of revenue for the periods presented.
(3)
Represents other segment items incurred in the periods presented, including inbound freight costs, duties and tariffs, warranty replacement cost to process and rework returned items, overhead and excess and obsolete inventory write-downs, and other costs. These costs are netted with inventory cost adjustments for product returns in the periods presented.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 16

Revenue by Major Customer

The following table sets forth the customers that individually comprised 10% or more of our total net revenue for the periods presented:

	Three Months Ended March 31,
	2025	2024

Customer A	28.3%	27.7%
Customer B	*	11.4%

* Customer represents less than 10% of our total net revenue in the period presented.

Revenue by Major Products

The following table sets forth our net revenue by major product category for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

Gamer and Creator Peripherals
Gaming Peripherals products	$111,973	$106,973
Gaming Components and Systems segment
Memory products	141,090	124,903
Other Component products	116,687	105,381
Total net revenue	$369,750	$337,257

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2025	2024

United States (U.S.)	$168,397	$153,745
Americas (excluding U.S.) (1)	22,098	21,227
Europe and Middle East (1)	137,596	115,735
Asia Pacific (1)	41,659	46,550
Total net revenue	$369,750	$337,257
(1)
No individual country, other than disclosed above, represented 10% or more of our consolidated net revenue in the periods presented.

14. Redeemable Noncontrolling Interest (“RNCI”)

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

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 17

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

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

Balance at beginning of period	$15,149	$15,937
Share of net income	142	317
Share of other comprehensive loss	(60)	(144)
Dividend paid	(304)	(1,160)
Change in redemption value	(392)	975
Balance at end of period (1)	$14,535	$15,925
(1)
RNCI balance of $14.5 million and $15.9 million as of March 31, 2025 and 2024 represented 19% and 29% interest in iDisplay, respectively, that were not acquired by Corsair.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the United States Securities and Exchange Commission (“SEC”) on February 26, 2025. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and below in Item 3,“Quantitative and Qualitative Disclosures about Market Risk”.

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
•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

Summary of Financial Results

Our net revenue was $369.8 million and $337.3 million for the three months ended March 31, 2025 and 2024, respectively. Our gross margin was 27.7% and 25.7% for the three months ended March 31, 2025 and 2024, respectively. We had a net loss of $10.3 million and $11.0 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, we had cash and restricted cash, in the aggregate of $102.5 million and the principal balance outstanding on our Term Loan was $149.0 million. Cash generated from operations was $18.8 million and cash used in operations was $26.3 million for the three months ended March 31, 2025 and 2024, respectively.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and of this Quarterly report on Form 10-Q, as well as those described below.

Impact of Macroeconomic Conditions

Our business and financial performance depend significantly on worldwide economic conditions. We continue to face global macroeconomic challenges including evolving dynamics in the global trade environment and changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on imports or exports from or to countries where we manufacture or sell our products, inflationary trends, uncertainty in key financial markets, volatility in exchange rates and the risk of a recession. Other geopolitical concerns continue such as the effects of the ongoing conflicts in Ukraine and the Middle East, the tensions in the Red Sea, and any potential conflicts between China and Taiwan, and the resulting supply chain constraints.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 19

Since February 2025, the U.S. government has proposed and in certain cases implemented new, substantial tariffs on imports to the U.S. from various countries, including Taiwan, China and Vietnam, where we manufacture or source our products. These tariffs and any retaliatory actions from other countries have created a volatile environment for global trade. As a global company with a flexible and multi-location manufacturing base, we are actively working to mitigate the potential supply chain challenges. Our products are manufactured in several countries, including the U.S., through a combination of our own factories and a network of reliable assembly subcontractors, and we have in the past demonstrated our ability to shift production locations with minimal disruptions to our business. During the first three months of 2025, the impact of new tariffs on our business was not material to our condensed consolidated financial statements. We expect the global tariff environment to remain volatile throughout 2025, and we are actively monitoring developments in global tariffs and will continue to evaluate the potential impact on our business and financial condition, as well as on our suppliers, and the actions we may take to mitigate any impact. For our risk factor related to the impact of tariffs, see “Changes in trade policy and regulations in the U.S. and other countries, including changes in trade agreements and the imposition of tariffs, as well as retaliatory responses, may have adverse impacts on our business, results of operations and financial condition.” under item 1A of this Form 10-Q.

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

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. We believe these trends will over time bring more gamers and creators to purchase dedicated hardware and help grow the market for peripheral products. The growth of these markets will not be linear, as these markets are impacted by macroeconomic and consumer confidence conditions, amongst other conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the timing of release of new game titles and next-gen CPUs and GPUs, as discussed in the bullet below. As for our Gamer and Creator peripherals segment, we saw continued growth from last year, primarily from the successful integration of the new Fanatec business, which improves product availability and enhances customer experience in this market. For the rest of 2025, we expect our Fanatec products to draw key specialist retailers, further expanding our reach in the enthusiast gaming market.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, drives demand for our high-performance gaming components and systems, such as power supply units and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers. Following a period of elevated demand in 2023, driven by increased GPU availability and popular game launches, demand moderated during 2024 as we entered into a mid-cycle period for new GPU platforms. In early 2025, the launch of the latest generation of GPUs led to a resurgence in demand for our gaming components and systems products, and we expect this trend to continue for the rest of 2025.

Impact of Customer Concentration

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 28.3% and 27.7% of our net revenue for the three months ended March 31, 2025 and 2024, respectively, and sales to our ten largest customers accounting for approximately 50.4% and 53.4% of our net revenue for the three months ended March 31, 2025 and 2024, respectively. Our customers, including Amazon, typically do not enter into long-term

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 20

agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue for 2024 and for the three months ended March 31, 2025 was favorably impacted by the release of 78 and 18 new products, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and may be further impacted in the future by macroeconomic factors, increasing supply constraints, GPU shortages, and shifts in customer behavior. For example, our revenue seasonality for the third quarter of 2024 was negatively impacted due to a lower demand for our products in the Gaming Components and Systems segment which was primarily attributable to the delayed launches of new, reasonably priced GPUs and CPUs, as well as the postponed releases of new game titles to early 2025.

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

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 21

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended March 31,
	2025	2024

Net revenue	$369,750	$337,257
Cost of revenue	267,388	250,618
Gross profit	102,362	86,639
Operating expenses:
Sales, general and administrative	86,992	80,217
Product development	17,633	16,641
Total operating expenses	104,625	96,858
Operating loss	(2,263)	(10,219)
Other (expense) income:
Interest expense	(2,676)	(3,691)
Interest income	630	1,565
Other expense, net	(3,947)	(461)
Total other expense, net	(5,993)	(2,587)
Loss before income taxes	(8,256)	(12,806)
Income tax benefit (expense)	(2,061)	1,777
Net loss	(10,317)	(11,029)
Less: Net income attributable to noncontrolling interest	142	536
Net loss attributable to Corsair Gaming, Inc.	$(10,459)	$(11,565)

	Three Months Ended March 31,
	2025	2024

Net revenue	100.0%	100.0%
Cost of revenue	72.3	74.3
Gross profit	27.7	25.7
Operating expenses:
Sales, general and administrative	23.5	23.8
Product development	4.8	4.9
Total operating expenses	28.3	28.7
Operating loss	(0.6)	(3.0)
Other (expense) income:
Interest expense	(0.7)	(1.1)
Interest income	0.2	0.5
Other expense, net	(1.0)	(0.1)
Total other expense, net	(1.5)	(0.7)
Loss before income taxes	(2.1)	(3.7)
Income tax benefit (expense)	(0.6)	0.5
Net loss	(2.7)	(3.2)
Less: Net income attributable to noncontrolling interest	0.1	0.2
Net loss attributable to Corsair Gaming, Inc.	(2.8)%	(3.4)%

Net Revenue

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net revenue	$369,750	$337,257

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 22

Net revenue increased by 9.6% for the three months ended March 31, 2025 as compared to the same period last year. The increase in net revenue in the three-month period was due to an 11.9% increase in sales for our Gaming Components and Systems segment, and a 4.7% increase in sales for our Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2025	2024

	(In thousands, except percentages)
Gross profit	$102,362	$86,639
Gross margin	27.7%	25.7%

Gross margin increased by 200 bps for the three months ended March 31, 2025 as compared to the same period last year. The increase was primarily attributable to a 150 bps increase from an improved product mix and lower product costs, and a 40 bps increase from lower costs to process inventory returns in the three months ended March 31, 2025.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to the “Segment Results” section below.

Sales, General and Administrative (SG&A)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Sales, general and administrative	$86,992	$80,217

SG&A expenses increased by $6.8 million, or 8.4%, for the three months ended March 31, 2025 as compared to the same period last year primarily due to a $4.0 million increase in distribution costs from higher sales volume, a $2.7 million increase in marketing and advertising costs, a $1.8 million increase in stock-based compensation expense, a $1.6 million increase in bad debt expense, and a $0.8 million increase in personnel-related cost. These increases were partially offset by a $5.2 million decrease in legal and other professional service expenses, mainly due to the absence of a one-time legal settlement cost that was recognized in the three months ended March 31, 2024.

Product Development

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Product development	$17,633	$16,641

Product development expenses increased by $1.0 million, or 6.0%, for the three months ended March 31, 2025 as compared to the same period last year primarily due to higher consulting and contractor costs.

Interest Expense, Interest Income and Other Expense, Net

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Interest expense	$(2,676)	$(3,691)
Interest income	630	1,565
Other expense, net	(3,947)	(461)

Interest expense decreased by 27.5% for the three months ended March 31, 2025 as compared to the same period last year primarily due to lower principal balance on our Term Loan combined with lower interest rates.

Interest income decreased by 59.7% for the three months ended March 31, 2025 as compared to the same period last year primarily due to lower cash balance in our interest-bearing account combined with lower interest rates.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 23

Other expense, net for the three months ended March 31, 2025 included a $2.6 million reversal of bargain purchase gain from the Fanatec Acquisition that was recognized in prior year. The remainder of other expense, net for the three months ended March 31, 2025 and 2024 primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in the foreign currency exchange rates of the Euro and British Pound.

Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2025	2024

	(In thousands, except percentages)
Loss before income taxes	$(8,256)	$(12,806)
Income tax benefit (expense)	(2,061)	1,777
Effective tax rate	(25.0)%	13.9%

We are subject to income taxes in the U.S. and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the U.S.. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

Our effective tax rates were tax expense of (25.0)% and tax benefit of 13.9% for the three months ended March 31, 2025 and 2024, respectively. The change in our effective rate in the three-month period was primarily driven by a change in the mix of income and losses in the various tax jurisdictions in which we operate, as well as the impact of valuation allowance on U.S. federal and state deferred tax assets, which reduced the U.S. deferred income tax benefit.

We assess our deferred tax assets and liabilities to determine if it is more likely than not that they will be realized; if not, a valuation allowance is required to be recorded. Previously, in the third quarter of 2024, we reached a cumulative loss position over the previous three years, and with consideration of other negative evidence, we concluded that U.S. federal and state deferred tax assets are not more likely than not to be realized. As a result of the foregoing, a full valuation allowance was recorded in 2024. The deferred tax liability related to indefinite-lived assets was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the nature of its indefinite life.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	2025		2024

Gamer and Creator Peripherals Segment	$111,973	30.2%	$106,973	31.7%
Gaming Components and Systems Segment
Memory Products	141,090	38.2	124,903	37.0
Other Component Products	116,687	31.6	105,381	31.3
	257,777	69.8	230,284	68.3
Total Net Revenue	$369,750	100.0%	$337,257	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased by 4.7% for the three months ended March 31, 2025 as compared to the same period last year primarily due to the inclusion of post-acquisition revenues from our September 2024 Fanatec Acquisition.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment increased 11.9% for the three months ended March 31, 2025 as compared to the same period last year. This increase was due to an increase in demand for our memory products and our other component products in the self-built PC market, driven by the recent launch of the new generation of GPUs and CPUs.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 24

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended March 31,
	2025		2024

Gamer and Creator Peripherals Segment	$46,414	41.5%	$43,643	40.8%
Gaming Components and Systems Segment
Memory Products	23,843	16.9	18,056	14.5
Other Component Products	32,105	27.5	24,940	23.7
	55,948	21.7	42,996	18.7
Total Gross Profit	$102,362	27.7%	$86,639	25.7%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased by 70 bps for the three months ended March 31, 2025 as compared to the same period last year. The increase was primarily attributable to a 100 bps increase from lower air freight costs, a 60 bps increase from reduced costs to process inventory returns, and a 50 bps increase from an improved product mix within this segment. These increases were partially offset by a 160 bps decrease largely coming from higher royalty payments associated with the sales of our Sim racing products, and lesser benefits from sales to our suppliers.

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment increased by 300 bps for the three months ended March 31, 2025 as compared to the same period last year. The increase was primarily attributable to an improved product mix and lower product material costs within this segment.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when necessary, through debt facilities and issuance of equity securities. As of March 31, 2025, our principal sources of liquidity were cash and restricted cash, in aggregate of $102.5 million, and our borrowing capacity under the Revolving Facility (as defined under “Capital Resources” below) of $99.8 million.

We have a shelf-registration statement on Form S-3 on file with the SEC, which allows us to offer securities, including common stock, preferred stock and warrants, through August 1, 2025. As of March 31, 2025, $216.7 million remained available for issuance under the shelf-registration statement.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at March 31, 2025, supplemented with the borrowing capacity under our Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 25

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash provided by (used in):
Operating activities	$18,750	$(26,317)
Investing activities	(3,072)	(1,479)
Financing activities	(22,254)	(19,949)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $18.8 million and consisted of non-cash adjustments of $27.1 million, a net cash inflow of $2.0 million from changes in our net operating assets and liabilities, partially offset by a net loss of $10.3 million. The non-cash adjustments primarily consisted of amortization of intangibles, depreciation, stock-based compensation expense, and the reversal of the Fanatec Acquisition bargain purchase gain previously recognized in the year ended December 31, 2024. The net cash inflow from changes in our net operating assets and liabilities was primarily related to an increase in accounts payable due to timing of payments and higher inventory purchases, partially offset by cash outflows from an increase in inventories as we stocked up in anticipation of tariffs, as well as a decrease in other liabilities and accrued expenses primarily due to a reduction in the accruals needed for customer incentives programs and sales returns with lower revenues.

Net cash used in operating activities for the three months ended March 31, 2024 was $26.3 million and consisted of a net loss of $11.0 million and a net cash outflow of $30.3 million from changes in our net operating assets and liabilities, partially offset by non-cash adjustments of $15.0 million. The net cash outflow from changes in our net operating assets and liabilities was primarily related to an increase in inventories, attributable in part to the buildup of safety stock to accommodate supply lead times in our peripherals products and in part due to lower demand for our components products in the first quarter of 2024, as well as a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to a reduction in the accruals needed for sales returns and customer incentives with lower revenues. These net cash outflows were partially offset by a decrease in accounts receivable from lower revenue and a decrease in prepaid and other assets. The non-cash adjustments primarily consisted of amortization of intangibles, depreciation and stock-based compensation expense, which were partially offset by changes in deferred income taxes.

Cash Flows from Investing Activities

Cash used in investing activities was $3.1 million for the three months ended March 31, 2025 for capital expenditure.

Cash used in investing activities was $1.5 million for the three months ended March 31, 2024 and consisted of $2.5 million capital expenditure, partially offset by $1.0 million cash received from escrow for the purchase price adjustment related to a business acquisition.

Cash Flows from Financing Activities

Cash used in financing activities was $22.3 million for the three months ended March 31, 2025 and consisted of $25.0 million repayment of debt, $0.4 million payment of taxes related to net share settlement of equity awards, and $0.3 million payment of dividends to noncontrolling interest, partially offset by $3.4 million proceeds received from the issuance of shares through the employee equity incentive plans.

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

Capital Resources

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a total commitment of $350.0 million, consisting of a $100.0 million revolving credit facility (the “Revolving Facility”) and a $250.0 million term loan facility (the “Term Loan”). The Credit Agreement is available for a period of five years, maturing September 2026, and provides for additional incremental facilities up to a maximum aggregate principal amount of $250.0 million, subject to the satisfaction of certain conditions. We may prepay the Term Loan and the Revolving Facility at any time without premium or penalty. We prepaid $21.9 million and $12.5 million of the Term Loan principal in the three months ended March 31, 2025 and in the year ended December 31, 2024, respectively. As of March 31, 2025, the total

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 26

principal outstanding of the Term Loan was $149.0 million and the available and uncommitted capacity under the Revolving Facility was $99.8 million.

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

The Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Credit Agreement). According to the provisions in the Third Amendment, beginning 2024, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). As of March 31, 2025, we were not in default under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of March 31, 2025 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$159,849	$20,434	$139,415	$—	$—
Inventory-related purchase obligations (2)	145,873	145,873	—	—	—
Operating lease obligations (3)	86,023	16,876	19,540	15,069	34,538
Other purchase obligations (4)	10,913	10,054	859	—	—
Total	$402,658	$193,237	$159,814	$15,069	$34,538
(1)
Amounts represent the principal cash payments as of March 31, 2025 of our Term Loan based on the repayment schedule according to the Credit Agreement and the expected interest payments associated with the Term Loan. See Note 7, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of March 31, 2025, we had $3.8 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 27

they remain reasonable under current conditions. Actual results may differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2025, we had cash and restricted cash of $102.5 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of March 31, 2025, under the Credit Agreement, we had $149.0 million Term Loan outstanding (face value), and the Term Loan bears variable market rates, primarily SOFR. A significant change in these market rates may adversely affect our operating results. As of March 31, 2025, a hypothetical 100 basis point change in interest rates would result in a change to annual interest expense by approximately $1.5 million.

Foreign Currency Risk

Approximately 20.6% of our net revenue for the three months ended March 31, 2025 was denominated in foreign currencies, primarily Euro, and to a lesser extent, the British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro and British Pound denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $33.6 million and $35.2 million as of March 31, 2025 and December 31, 2024, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other expense, net was $(1.5) million and $(0.5) million for the three months ended March 31, 2025 and 2024, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $1.7 million in our condensed consolidated financial statements for the three months ended March 31, 2025.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 29

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 30

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

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except for the following risk factor which supplements the risk factors referenced above. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. The risks that we describe in our public filings are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely effect on our business, financial condition and/or future operating results.

Changes in trade policy and regulations in the U.S. and other countries, including changes in trade agreements and the imposition of tariffs, as well as retaliatory responses, may have adverse impacts on our business, results of operations and financial condition.

The U.S. government has implemented or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties, along with the imposition of tariffs on a wide range of products and other goods from China, countries in EMEA (Europe, the Middle East and Africa) and other regions. In response, China and other countries have imposed or proposed additional tariffs and additional trade restrictions on certain imports from the U.S. The current trade relations between the U.S. and China remain volatile and uncertain.

We rely significantly on manufacturing facilities in Taiwan, China and Vietnam. In addition, we and our manufacturers rely on the availability of raw materials and other components to produce a significant amount of our products. The imposition of tariffs and any countermeasures could increase the cost of our products, limit the availability of the raw materials or components we use, disrupt the global supply chain, increase market volatility, and create additional challenges to our operations. As a result, the sales, cost, or gross margin of our products may be adversely affected, and the demand from our customers may be diminished. In addition, uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.

Moreover, our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect and may result in adverse financial results or fluctuations in our financial results. In addition, these tariffs and retaliatory actions could affect our long-term strategies. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. As a result, changes in trade policy and regulations in the U.S. and other countries could adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 31

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/18/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	4.2	11/10/2020

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	03/11/2021

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.4	09/14/2020

10.1	Transition Agreement, by and between Corsair Gaming, Inc. and Andrew J. Paul.	8‑K	10.1	02/14/2025

10.2	Employment Agreement, by and between Corsair Gaming, Inc. and Thi La.	8‑K	10.2	02/14/2025

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a‑14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 32

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: May 6, 2025	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Corsair Gaming, Inc. | Q1 2025 Form 10-Q | 33