Form 10-Q
period 2025-06-30
Corsair Gaming, Inc.
filed 2025-08-07
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, the registrant had 106,036,975 shares of common stock, $0.0001 par value per share, outstanding.

25

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases or the negatives of these words to identify the forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including uncertainties in the geopolitical environment, recent changes in trade regulations and tariffs, and developments in international trade relations and agreements. We believe that these factors include but are not limited to those described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and under Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as well as other documents that may be filed by us from time to time with the Securities Exchange Commission (the “SEC”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net revenue	$320,112	$261,300	$689,862	$598,557
Cost of revenue	234,241	198,215	501,629	448,833
Gross profit	85,871	63,085	188,233	149,724
Operating expenses:
Sales, general and administrative	85,280	70,388	172,272	150,605
Product development	17,514	17,411	35,147	34,052
Total operating expenses	102,794	87,799	207,419	184,657
Operating loss	(16,923)	(24,714)	(19,186)	(34,933)
Other (expense) income:
Interest expense	(2,476)	(3,436)	(5,152)	(7,127)
Interest income	580	1,158	1,210	2,723
Other expense, net	(1,856)	(516)	(5,803)	(977)
Total other expense, net	(3,752)	(2,794)	(9,745)	(5,381)
Loss before income taxes	(20,675)	(27,508)	(28,931)	(40,314)
Income tax benefit (expense)	369	4,001	(1,692)	5,778
Net loss	(20,306)	(23,507)	(30,623)	(34,536)
Less: Net income attributable to noncontrolling interest	556	687	698	1,223
Net loss attributable to Corsair Gaming, Inc.	$(20,862)	$(24,194)	$(31,321)	$(35,759)

Calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(20,862)	$(24,194)	$(31,321)	$(35,759)
Change in redemption value of redeemable noncontrolling interest	3,861	(5,385)	4,253	(6,360)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(17,001)	$(29,579)	$(27,068)	$(42,119)

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.16)	$(0.28)	$(0.26)	$(0.41)
Diluted	$(0.16)	$(0.28)	$(0.26)	$(0.41)
Weighted-average common shares outstanding:
Basic	105,864	103,956	105,554	103,760
Diluted	105,864	103,956	105,554	103,760

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 2

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(20,306)	$(23,507)	$(30,623)	$(34,536)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $(256) and $43 for the three months ended June 30, 2025 and 2024, respectively, and $(229) and $167 for the six months ended June 30, 2025 and 2024, respectively.	4,876	(216)	6,542	(1,631)
Unrealized foreign exchange gain (loss) from long-term intercompany loan, net of tax benefit (expense) of nil and nil for the three months ended June 30, 2025 and 2024, respectively, and nil and $160 for the six months ended June 30, 2025 and 2024, respectively.	(1,319)	(41)	(924)	(17)
Comprehensive loss	(16,749)	(23,764)	(25,005)	(36,184)
Less: Comprehensive income attributable to noncontrolling interest	790	603	872	895
Comprehensive loss attributable to Corsair Gaming, Inc.	$(17,539)	$(24,367)	$(25,877)	$(37,079)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 3

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash	$104,625	$107,011
Restricted cash	2,576	2,374
Accounts receivable, net	179,233	218,648
Inventories	295,627	259,979
Prepaid expenses and other current assets	35,182	35,376
Total current assets	617,243	623,388
Restricted cash, noncurrent	248	246
Property and equipment, net	28,811	29,742
Goodwill	359,724	354,222
Intangible assets, net	146,258	164,319
Other assets	69,596	63,912
Total assets	$1,221,880	$1,235,829
Liabilities
Current liabilities:
Debt maturing within one year, net	$6,116	$12,229
Accounts payable	257,663	207,215
Other liabilities and accrued expenses	162,403	176,869
Total current liabilities	426,182	396,313
Long-term debt, net	118,283	161,310
Deferred tax liabilities	7,945	7,379
Other liabilities, noncurrent	54,299	51,375
Total liabilities	606,709	616,377
Commitments and Contingencies (Note 8)
Temporary equity
Redeemable noncontrolling interest	11,274	15,149
Stockholders' equity
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 106,000 and 104,763 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	11	10
Additional paid-in capital	688,834	667,617
Accumulated deficit	(85,833)	(58,765)
Accumulated other comprehensive income (loss)	885	(4,559)
Total stockholders’ equity	603,897	604,303
Total liabilities, temporary equity and stockholders' equity	$1,221,880	$1,235,829

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 4

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of March 31, 2025	105,816	$11	$680,016	$(68,832)	$(2,438)	$608,757
Net loss	—	—	—	(20,862)	—	(20,862)
Other comprehensive income	—	—	—	—	3,323	3,323
Change in redemption value of redeemable noncontrolling interest	—	—	—	3,861	—	3,861
Issuance of common stock in connection with employee equity incentive plans	248	—	1	—	—	1
Shares withheld related to net share settlement	(64)	—	(590)	—	—	(590)
Stock-based compensation	—	—	9,407	—	—	9,407
Balance as of June 30, 2025	106,000	$11	$688,834	$(85,833)	$885	$603,897

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Loss	Equity	Interest (1)	Equity (1)

Balance as of March 31, 2024	103,859	$10	$640,293	$27,870	$(4,634)	$663,539	$9,787	$673,326
Net income (loss)	—	—	—	(24,194)	—	(24,194)	280	(23,914)
Other comprehensive loss	—	—	—	—	(173)	(173)	(34)	(207)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(5,385)	—	(5,385)	—	(5,385)
Issuance of common stock in connection with employee equity incentive plans	216	—	949	—	—	949	—	949
Shares withheld related to net share settlement	(2)	—	(17)	—	—	(17)	—	(17)
Stock-based compensation	—	—	8,010	—	—	8,010	—	8,010
Balance as of June 30, 2024	104,073	$10	$649,235	$(1,709)	$(4,807)	$642,729	$10,033	$652,762

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 5

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2024	104,763	$10	$667,617	$(58,765)	$(4,559)	$604,303
Net loss	—	—	—	(31,321)	—	(31,321)
Other comprehensive income	—	—	—	—	5,444	5,444
Change in redemption value of redeemable noncontrolling interest	—	—	—	4,253	—	4,253
Issuance of common stock in connection with employee equity incentive plans	1,337	1	3,440	—	—	3,441
Shares withheld related to net share settlement	(100)	—	(980)	—	—	(980)
Stock-based compensation	—	—	18,757	—	—	18,757
Balance as of June 30, 2025	106,000	$11	$688,834	$(85,833)	$885	$603,897

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Loss	Equity	Interest(1)	Equity (1)

Balance as of December 31, 2023	103,255	$10	$630,642	$40,410	$(3,487)	$667,575	$10,468	$678,043
Net income (loss)	—	—	—	(35,759)	—	(35,759)	499	(35,260)
Other comprehensive loss	—	—	—	—	(1,320)	(1,320)	(134)	(1,454)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(6,360)	—	(6,360)	—	(6,360)
Dividend paid to nonredeemable noncontrolling interests	—	—	—	—	—	—	(800)	(800)
Issuance of common stock in connection with employee equity incentive plans	849	—	3,300	—	—	3,300	—	3,300
Shares withheld related to net share settlement	(31)	—	(415)	—	—	(415)	—	(415)
Stock-based compensation	—	—	15,708	—	—	15,708	—	15,708
Balance as of June 30, 2024	104,073	$10	$649,235	$(1,709)	$(4,807)	$642,729	$10,033	$652,762
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

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 6

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(30,623)	$(34,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	18,657	15,701
Depreciation	6,724	6,180
Amortization	19,635	19,016
Provision for doubtful accounts	2,828	(66)
Reversal of bargain purchase gain on business acquisition	2,581	—
Deferred income taxes	(3,303)	(15,265)
Other	2,286	1,447
Changes in operating assets and liabilities:
Accounts receivable	38,023	75,819
Inventories	(43,738)	(25,870)
Prepaid expenses and other assets	4,018	7,334
Accounts payable	49,559	(72,018)
Other liabilities and accrued expenses	(17,704)	(22,521)
Net cash provided by (used in) operating activities	48,943	(44,779)
Cash flows from investing activities:
Purchase of property and equipment	(5,785)	(5,029)
Purchase of intangible asset	—	(100)
Purchase price adjustment related to business acquisition	—	1,041
Bridge Loan receivable	—	(12,310)
Net cash used in investing activities	(5,785)	(16,398)
Cash flows from financing activities:
Repayment of debt	(49,000)	(18,125)
Payment of deferred and contingent consideration	—	(4,942)
Proceeds from issuance of shares through employee equity incentive plans	3,441	3,300
Payment of taxes related to net share settlement of equity awards	(980)	(415)
Dividend paid to noncontrolling interest	(494)	(1,960)
Net cash used in financing activities	(47,033)	(22,142)
Effect of exchange rate changes on cash	1,693	(658)
Net decrease in cash and restricted cash	(2,182)	(83,977)
Cash and restricted cash at the beginning of the period	109,631	178,564
Cash and restricted cash at the end of the period	$107,449	$94,587
Supplemental cash flow disclosures:
Cash paid for interest	$4,864	$6,878
Cash paid for income taxes, net	6,373	3,778
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,130	$1,649
Right-of-use assets obtained in exchange for operating lease liabilities	6,511	27,335
Debt issuance costs unpaid at period end	746	—

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 7

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

Corsair is organized into two reportable segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming products, which includes capture cards, Stream Decks, microphones, teleprompters, and audio interfaces, our Facecam streaming cameras, studio accessories, sim racing products, and gaming furniture, among others.
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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of June 30, 2025 and our results of operations for the three and six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves,

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 8

reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, and deferred income tax. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the potential impacts from the events in the current economic and geopolitical environment. We adjust such estimates and assumptions when facts and circumstances dictate. The extent to which current macroeconomic conditions, including recent changes in trade regulations and tariffs, as well as developments in international trade regulations and agreements and continued geopolitical unrest will impact our business going forward depends on numerous dynamic factors that we cannot reliably predict. Actual results could differ materially from those estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The ASU is effective beginning in the first quarter of interim and annual periods beginning after December 15, 2025 on a prospective basis, with early adoption permitted. We are currently evaluating the provisions of this ASU and do not expect the adoption to have material effect on our consolidated financial statements. We expect to adopt this ASU for the fiscal year beginning January 1, 2026.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $32.7 million and $35.2 million as of June 30, 2025 and December 31, 2024, respectively. The net fair value gains (losses) recognized in other expense, net in relation to these derivative instruments was $(3.0) million and $(18) thousand for the three months ended June 30, 2025 and 2024, respectively, and was $(4.7) million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 9

4. Business Combinations

Fanatec Acquisition

On September 13, 2024, one of our subsidiaries, Corsair GmbH (“GmbH”) executed an Asset Purchase Agreement (“APA”) to purchase the business (the “Fanatec Business”) of Endor AG (“Endor”), which includes certain assets and all the personnel of Endor, as well as the equity interests of certain of Endor’s subsidiaries. Endor was a German public entity that created the leading end-to-end premium Fanatec sim racing product line. The Fanatec sim racing product line, which fully complements our sim racing chassis, gaming PCs, gaming and streaming peripherals, and monitors, has expanded our product offerings in these markets.

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

The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed as of the Fanatec Acquisition Date with measurement period adjustments through June 30, 2025. The primary areas of the purchase price allocation that are not yet finalized consist of income tax and indirect tax considerations, accounts payable, certain prepaids and other assets, and inventory values. We will continue to reflect measurement period adjustments to purchase price allocation, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in adjustments to the values presented in the following table (in thousands):

	Preliminary Purchase Price Allocation as of Acquisition Date (1)	Measurement Period Adjustments (2)	Amounts Recognized as of Acquisition Date (as adjusted)

Inventories	$40,475	$(9,048)	$31,427
Prepaid and other assets	2,450	3,110	5,560
Property and equipment	780	(73)	707
Identifiable intangible assets	15,129	—	15,129
Goodwill	—	3,617	3,617
Accounts payable	(6,959)	(148)	(7,107)
Accrued liabilities	(5,403)	(35)	(5,438)
Deferred tax liabilities	(168)	(4)	(172)
Total identified net assets acquired	46,304	(2,581)	43,723
Bargain purchase gain	(2,581)	2,581	—
Purchase consideration, net of cash acquired	$43,723	$—	$43,723
(1)
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
(2)
Measurement period adjustments recorded during the six months ended June 30, 2025.

The fair value of the working capital related items, as well as the fair value of property and equipment approximated their book values at the Fanatec Acquisition Date. The fair value of the inventories was estimated by major category, at an estimate of net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Fanatec Acquisition Date was $5.4 million, of which we recognized $0.2 million, $0.5 million and $4.7 million in “cost of revenue” in our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and for the year ended December 31, 2024, respectively, upon the sale of the acquired inventory.

The goodwill of $3.6 million represents the expansion of our market presence by utilizing Fanatec's strength and brand in the sim racing market. The goodwill is deductible for tax purposes and is assigned to our Peripherals reporting unit.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 10

The $15.1 million identifiable intangible assets acquired include trade name of $11.3 million and product technology of $3.8 million. The fair values of the identified intangible assets were estimated primarily using the income approach and were based on inputs that are not observable in the market, which we consider to be Level 3 inputs. These intangible assets are being amortized over their estimated useful lives, ranging from 6 to 15 years, using the straight-line method of amortization. The identifiable intangible assets acquired are deductible for tax purposes.

The acquisition-related costs incurred in the six months ended June 30, 2025 and in the year ended December 31, 2024 were $0.1 million and $2.7 million, respectively, and these amounts are included in sales and general and administrative expenses in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

Pro forma information is not included because the effects of the Fanatec Acquisition were not material to our condensed consolidated statements of operations for the periods presented.

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2024	$148,875	$205,347	$354,222
Measurement period adjustments	—	3,617	3,617
Effect of foreign currency exchange rates	104	1,781	1,885
Balance as of June 30, 2025	$148,979	$210,745	$359,724

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$50,512	$33,265	$17,247	$50,512	$28,958	$21,554
Trade name	46,105	13,410	32,695	45,448	11,606	33,842
Customer relationships	217,869	171,109	46,760	217,868	160,183	57,685
Patent portfolio	37,052	25,617	11,435	34,307	21,376	12,931
Supplier relationships	6,449	3,762	2,687	5,745	2,872	2,873
Total finite-life intangibles	357,987	247,163	110,824	353,880	224,995	128,885
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	4	—	4	4	—	4
Total intangible assets	$393,421	$247,163	$146,258	$389,314	$224,995	$164,319

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

The estimated future amortization expense of intangible assets as of June 30, 2025 is as follows (in thousands):

Amounts

Remainder of 2025	$19,648
2026	36,161
2027	26,320
2028	5,931
2029	3,773
Thereafter	18,991
Total	$110,824

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 11

6. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	June 30, 2025	December 31, 2024

Cash	$104,625	$107,011
Restricted cash—short term	2,576	2,374
Restricted cash—noncurrent	248	246
Total cash and restricted cash	$107,449	$109,631

	June 30, 2025	December 31, 2024

Accounts receivable	$181,292	$218,913
Allowance for doubtful accounts	(2,059)	(265)
Accounts receivable, net	$179,233	$218,648

(1)
As of June 30, 2025, one customer represented 53.7.% of our accounts receivable, net balance. As of December 31, 2024, two customers represented 41.8% and 14.2% of our accounts receivable, net balance, respectively.

	June 30, 2025	December 31, 2024

Raw materials	$53,256	$54,586
Work in progress	14,429	14,932
Finished goods	227,942	190,461
Inventories	$295,627	$259,979

	June 30, 2025	December 31, 2024

Manufacturing equipment	$33,464	$28,413
Leasehold improvements	21,435	20,938
Computer equipment, software and office equipment	17,719	16,418
Furniture and fixtures	6,527	5,655
Total property and equipment	$79,145	$71,424
Less: Accumulated depreciation and amortization	(50,334)	(41,682)
Property and equipment, net	$28,811	$29,742

	June 30, 2025	December 31, 2024

Right-of-use assets	$54,604	$52,580
Deferred tax asset	10,047	6,468
Other	4,945	4,864
Other assets	$69,596	$63,912

	June 30, 2025	December 31, 2024

Accrued reserves for sales returns	$32,489	$34,915
Accrued reserves for customer incentive programs	33,616	41,141
Accrued freight expenses	14,580	14,314
Operating lease liabilities, current	16,131	15,843
Accrued payroll and related expenses	16,451	13,297
Accrued warranty	5,311	8,759
Sales and use tax and value-added tax payable	6,845	9,169
Accrued legal expense	5,909	5,823
Contract liabilities	4,284	7,283
Other	26,787	26,325
Other liabilities and accrued expenses	$162,403	$176,869

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 12

	June 30, 2025	December 31, 2024

Operating lease liabilities, noncurrent	$50,225	$47,660
Other	4,074	3,715
Other liabilities, noncurrent	$54,299	$51,375

7. Debt

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. The Credit Agreement provided for a $100.0 million five-year revolving credit facility maturing in September 2026 (the “September 2026 Revolving Facility”) and a $250.0 million five-year term loan facility maturing in September 2026 (the “September 2026 Term Loan”). The Credit Agreement also permitted, subject to conditions stated therein, our ability to incur additional indebtedness pursuant to additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. Prepayment of the September 2026 Term Loan and the September 2026 Revolving Facility was permitted at any time without premium or penalty. We prepaid $42.75 million and $12.5 million of the September 2026 Term Loan principal in the six months ended June 30, 2025 and in the year ended December 31, 2024, respectively.

On June 30, 2025, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A. to refinance the Credit Agreement. The Amended and Restated Credit Agreement provides for total commitments of $225.0 million, consisting of a $100.0 million five-year revolving credit facility maturing on June 30, 2030 (the “June 2030 Revolving Facility”) and a $125.0 million five-year term loan facility maturing on June 30, 2030 (the “June 2030 Term Loan”). The Amended and Restated Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $125.0 million. As of June 30, 2025, the outstanding balance of the September 2026 Term Loan under the Credit Agreement of $125.0 million was carried over to the Amended and Restated Credit Agreement and will be repayable according to the new payment schedule under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement has a variable rate structure. According to the provisions of the Amended and Restated Credit Agreement, the June 2030 Term Loan and June 2030 Revolving Facility will each bear interest at our election, at either (a) term Secured Overnight Financing Rate ("SOFR") plus a percentage spread (ranging from 1.50% to 2.50%) based on our total net leverage ratio or (b) the base rate (as described in the Amended and Restated Credit Agreement as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month term SOFR plus 1.0%) plus a percentage spread (ranging from 0.50% to 1.50%) based on the our total net leverage ratio.

The following table presents the carrying value of our term loans (in thousands):

	June 30, 2025	December 31, 2024

Term Loan (variable rate) due September 2026 under the Credit Agreement	$—	$174,000
Term Loan (variable rate) due June 2030 under the Amended and Restated Credit Agreement	125,000	—
Debt discount and issuance cost, net of amortization	(601)	(461)
Total debt	124,399	173,539
Less: debt maturing within one year, net	6,116	12,229
Long-term debt, net	$118,283	$161,310

As of June 30, 2025, the estimated fair value of the June 2030 Term Loan under the Amended and Restated Credit Agreement, which we have classified as a Level 2 financial instrument, was approximately $124.6 million.

The unused capacity of the June 2030 Revolving facility under the Amended and Restated Credit Agreement was $99.8 million as of June 30, 2025. The unused capacity of the September 2026 Revolving facility under the Credit Agreement was $99.8 million as of December 31, 2024.

The effective interest rate of our June 2030 Term Loan, inclusive of the debt discount and debt issuance costs, was approximately 6.26% and 7.29% for the three months ended June 30, 2025 and 2024, respectively, and was approximately 6.21% and 7.39% for the six months ended June 30, 2024 and 2024, respectively.

The Amended and Restated Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 13

defined in the Amended and Restated Credit Agreement). According to the provisions of the Amended and Restated Credit Agreement, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Amended and Restated Credit Agreement). As of June 30, 2025, we were not in default under the Amended and Restated Credit Agreement.

Our obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions detailed in the Amended and Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Contractual interest expense for term loan	$2,231	$3,249	$4,688	$6,705
Amortization of debt discount and issuance cost	138	111	295	271
Other	107	76	169	151
Total interest expense	$2,476	$3,436	$5,152	$7,127

The future principal payments under our total long-term debt as of June 30, 2025 are as follows (in thousands):

Amounts

Remainder of 2025	$3,125
2026	6,250
2027	6,250
2028	6,250
2029	6,250
Thereafter	96,875
Total debt	$125,000

8. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Beginning of the period	$8,616	$6,323	$8,759	$7,155
Warranty provision related to products shipped	530	301	1,974	1,294
Deductions for warranty claims processed	(3,835)	(1,448)	(5,422)	(3,273)
End of period	$5,311	$5,176	$5,311	$5,176

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for our enterprise resource planning system and the related support services, in addition to commitments related to other cloud computing hosting arrangements. Total long-term non-cancelable purchase commitments as of June 30, 2025 and December 31, 2024 were $2.6 million and $1.6 million, respectively.

Letters of Credit

Letters of credit outstanding as of June 30, 2025 and December 31, 2024 were each at $0.2 million. No amounts have been drawn upon the letters of credit for the six months ended June 30, 2025 and for the year ended December 31, 2024, respectively.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a character normally incident to the ordinary course of business. Litigation can be expensive and disruptive to normal business operations, and the results of complex legal

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 14

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

9. Stockholders’ Equity

Shelf-Registration Statement

On July 22, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective August 1, 2022 (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants, through August 1, 2025. As of June 30, 2025, $216.7 million remained available for issuance under the 2022 Shelf Registration Statement. In addition, the 2022 Shelf Registration Statement registered 54,179,559 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement, all of which remained unsold as of June 30, 2025. The 2022 Shelf Registration Statement expired on August 1, 2025 and we plan to file a new shelf registration statement on Form S-3 to replace the 2022 Shelf Registration Statement on or about the date of the filing of this Quarterly Report on Form 10-Q.

10. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2025, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

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

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Cost of revenue	$574	$612	$1,072	$1,157
Sales, general and administrative	8,041	6,432	16,116	12,713
Product development	720	966	1,469	1,831
Stock-based compensation expense, net of amounts capitalized (1)	$9,335	$8,010	$18,657	$15,701
Excess income tax benefits (deficiencies) related to stock-based compensation expense	$(48)	$(320)	$115	$127

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 15

(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	June 30, 2025
	Unrecognized Expense	Remaining Weighted Average Period (In Years)

Stock options	$19,383	2.7
RSUs	29,710	2.6
PSUs	4,647	2.7
ESPP	166	0.1
Total unrecognized stock-based compensation expense	$53,906

11. Net Loss Per Share

The following table summarizes the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator
Net loss	$(20,306)	$(23,507)	$(30,623)	$(34,536)
Less: Net income attributable to noncontrolling interest	556	687	698	1,223
Net loss attributable to Corsair Gaming, Inc.	(20,862)	(24,194)	(31,321)	(35,759)
Change in redemption value of redeemable noncontrolling interest	3,861	(5,385)	4,253	(6,360)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(17,001)	$(29,579)	$(27,068)	$(42,119)
Denominator
Basic weighted-average shares outstanding	105,864	103,956	105,554	103,760
Effect of dilutive securities	—	—	—	—
Total diluted weighted-average shares outstanding	105,864	103,956	105,554	103,760

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.16)	$(0.28)	$(0.26)	$(0.41)
Diluted	$(0.16)	$(0.28)	$(0.26)	$(0.41)

Anti-dilutive potential common shares (1)	14,682	13,994	14,251	13,354
(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

12. Income Taxes

The following table presents our loss before income taxes, income tax benefit (expense) and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Loss before income taxes	$(20,675)	$(27,508)	$(28,931)	$(40,314)
Income tax benefit (expense)	369	4,001	(1,692)	5,778
Effective tax rate	1.8%	14.5%	(5.8)%	14.3%

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

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 16

Our effective tax rates were tax benefit of 1.8% and 14.5% for the three months ended June 30, 2025 and 2024, respectively. The change in our effective rate in the three-month period was primarily driven by a change in the mix of income and losses in the various tax jurisdictions in which we operate, as well as the impact of valuation allowance on U.S. federal and state deferred tax assets, which reduced the U.S. deferred income tax benefit.

Our effective tax rates were tax expense of (5.8)% and tax benefit of 14.3% for the six months ended June 30, 2024 and 2023, respectively. The decrease in our effective rate in the six-month period was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, and an increase in shortfall tax deficiencies from stock-based compensation.

We assess our deferred tax assets and liabilities to determine if it is more likely than not that they will be realized; if not, a valuation allowance is required to be recorded. Previously, in the third quarter of 2024, we reached a cumulative loss position over the previous three years, and with consideration of other negative evidence, we concluded that it is more likely than not that we will not realize our U.S. federal and state deferred tax assets. As a result of the foregoing, a full valuation allowance was recorded in the year ended December 31, 2024. The deferred tax liability related to indefinite-lived assets was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the nature of its indefinite life.

Unrecognized tax benefits were $3.3 million as of June 30, 2025 and $3.2 million as of December 31, 2024, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

On July 4, 2025, the U.S. congressional reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBB”) was signed into law, which includes a broad range of tax reform provisions that may affect our financial results. The OBBB primarily makes permanent many of the tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017 and introduces modifications to certain U.S. corporate tax provisions. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the impact of these provisions to our effective tax rate and cash flows for the current fiscal year and future periods.

13. Segment and Geographic Information and Major Customers

Operating segments are based on components of a company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by its chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available. By this definition, we have identified our Chief Executive Officer as the CODM. We operate and report in two segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming products, which includes capture cards, Stream Decks, microphones, teleprompters, and audio interfaces, our Facecam streaming cameras, studio accessories, sim racing products, and gaming furniture, among others.
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

Our CODM reviews net revenue, and gross profit of these segments on a regular basis to evaluate the performance of, and allocates resources to, each of the two segments. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating resources to the segments. Our CODM manages assets on a total company basis, not by operating segments; therefore, segmental asset information is not presented.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 17

Segment Profit and Loss

The tables below present the reportable segment profit and loss measure - segment gross profit for each of the periods presented (in thousands):

	For the three months ended June 30, 2025			For the three months ended June 30, 2024
	Gamer and Creator Peripherals	Gaming Components and Systems	Total	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$102,642	$217,470	$320,112	$94,229	$167,071	$261,300
Less:
Inventory costs (2)	55,672	166,313	221,985	52,544	137,252	189,796
Other segment items (3)	5,881	6,375	12,256	5,986	2,433	8,419
Total cost of revenue	61,553	172,688	234,241	58,530	139,685	198,215
Gross profit	$41,089	$44,782	$85,871	$35,699	$27,386	$63,085

	For the six months ended June 30, 2025			For the six months ended June 30, 2024
	Gamer and Creator Peripherals	Gaming Components and Systems	Total	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$214,615	$475,247	$689,862	$201,202	$397,355	$598,557
Less:
Inventory costs (2)	114,446	370,610	485,056	110,693	325,491	436,184
Other segment items (3)	12,666	3,907	16,573	11,167	1,482	12,649
Total cost of revenue	127,112	374,517	501,629	121,860	326,973	448,833
Gross profit	$87,503	$100,730	$188,233	$79,342	$70,382	$149,724
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

Revenue by Major Customer

The following table sets forth the customers that individually comprised 10% or more of our total net revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Customer A	30.2%	32.2%	29.2%	29.7%
Customer B	*	*	*	10.4%

* Customer represents less than 10% of our total net revenue in the period presented.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 18

Revenue by Major Products

The following table sets forth our net revenue by major product category for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Gamer and Creator Peripherals
Gaming Peripherals products	$102,642	$94,229	$214,615	$201,202
Gaming Components and Systems segment
Memory products	104,973	81,758	246,063	206,661
Other Component products	112,497	85,313	229,184	190,694
Total net revenue	$320,112	$261,300	$689,862	$598,557

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

United States	$145,923	$127,174	$314,320	$280,919
Americas (excluding Untied States) (1)	22,400	19,230	44,498	40,457
Europe and Middle East (1)	108,494	86,353	246,090	202,088
Asia Pacific (1)	43,295	28,543	84,954	75,093
Total net revenue	$320,112	$261,300	$689,862	$598,557
(1)
No individual country, other than disclosed above, represented 10% or more of our consolidated net revenue in the periods presented.

14. Redeemable Noncontrolling Interest (“RNCI”)

On January 1, 2022, we acquired a 51% controlling interest in iDisplay and entered into a Shareholders Agreement (the “SHA”) with the iDisplay Seller, which provided a put option to the iDisplay Seller to sell and a call option for us to purchase up to 29% of the remaining interests in iDisplay. The exercise price of the put and call option under the SHA is based on certain prescribed multiples of iDisplay’s historical TTM EBITDA less any debt.

Corsair and the iDisplay Seller did not exercise their call or put option under the SHA, but instead on July 1, 2024 (the “Execution Date”), Corsair entered into the SPAA with the iDisplay Seller to purchase an additional 30% ownership stake in iDisplay for a cash consideration of $19.8 million (the “Additional Purchase Transaction”). The closing conditions of the SPAA were completed on July 8, 2024 (the “Closing Date”) along with our payment of the cash consideration. As a result, our total ownership stake in iDisplay increased from 51% to 81%, and correspondingly, iDisplay Seller's ownership interest in iDisplay decreased from 49% to 19%.

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

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 19

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Balance at beginning of period	$14,535	$15,925	$15,149	$15,937
Share of net income	556	407	698	724
Share of other comprehensive income (loss)	234	(50)	174	(194)
Dividend paid	(190)	—	(494)	(1,160)
Change in redemption value	(3,861)	5,385	(4,253)	6,360
Balance at end of period (1)	$11,274	$21,667	$11,274	$21,667
(1)
RNCI balance of $11.3 million and $21.7 million as of June 30, 2025 and 2024 represented 19% and 29% interest in iDisplay, respectively, that were not acquired by Corsair.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the United States Securities and Exchange Commission (“SEC”) on February 26, 2025 and the Risk Factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 7, 2025. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 or in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and below in Item 3,“Quantitative and Qualitative Disclosures about Market Risk”.

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

We group our products into two categories (operating segments):

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones, teleprompters, and audio interfaces, our Facecam streaming cameras, studio accessories, sim racing products, and gaming furniture, among others.
•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

Summary of Financial Results

Our net revenue was $320.1 million and $261.3 million for the three months ended June 30, 2025 and 2024, respectively. Our gross margin was 26.8% and 24.1% for the three months ended June 30, 2025 and 2024, respectively. We had a net loss of $20.3 million and $23.5 million for the three months ended March 31, 2025 and 2024, respectively.

As of June 30, 2025, we had cash and restricted cash, in the aggregate of $107.4 million and the principal balance outstanding on our June 2030 Term Loan was $125.0 million. Cash generated from operations was $48.9 million and cash used in operations was $44.8 million for the six months ended June 30, 2025 and 2024, respectively.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and of this Quarterly report on Form 10-Q, as well as those described below.

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

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 21

recession. Other geopolitical concerns continue such as the effects of the ongoing conflicts in Ukraine and the Middle East, the tensions in the Red Sea, and any potential conflicts between China and Taiwan, and the resulting supply chain constraints.

Since February 2025, the U.S. government has proposed and in certain cases implemented new, substantial tariffs on imports to the United States from various countries, including Taiwan, China and Vietnam, where we manufacture or source our products. These tariffs and any retaliatory actions from other countries have created a volatile environment for global trade. As a global company with a flexible and multi-location manufacturing base, we are actively working to mitigate the potential supply chain challenges. Our products are manufactured in several countries, including the United States, through a combination of our own factories and a network of reliable assembly subcontractors, and we have in the past demonstrated our ability to shift production locations with minimal disruptions to our business. During the first six months of 2025, the impact of new tariffs on our business was not material to our condensed consolidated financial statements. However, there can be no assurances that we will continue to be successful in mitigating any negative impacts arising from the evolving global tariff landscape. We expect the global tariff environment to remain volatile throughout 2025, and we are actively monitoring developments in global tariffs and will continue to evaluate the potential impact on our business and financial condition, as well as on our suppliers, and the actions we may take to mitigate any impact. For our risk factor related to the impact of tariffs, see “Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs, as well as retaliatory responses, may have adverse impacts on our business, results of operations and financial condition.” Under Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

We are exposed to fluctuations in foreign currency exchange rates. As a result of our foreign sales and operations, we have revenue, payroll and other operating expenses denominated in foreign currencies, in particular the Euro, British Pound, Chinese Yuan, and Taiwan Dollar. Unfavorable movement in the exchange rate between the U.S. dollar and the currencies we conduct sales or operate in may negatively impact our financial results.

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. We believe these trends will over time bring more gamers and creators to purchase dedicated hardware and help grow the market for peripheral products. The growth of these markets will not be linear, as these markets are impacted by macroeconomic and consumer confidence, amongst other conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the timing of release of new game titles and next-generation CPUs and GPUs, as discussed in the bullet below. As for our Gamer and Creator peripherals segment, we saw continued growth from last year, primarily from our acquisition and integration of the new Fanatec business, which fully complements our sim racing chassis, gaming PCs, gaming and streaming peripherals, and monitors, and has expanded our product offerings in these markets. For the rest of 2025, we expect our Fanatec products to draw key specialist retailers, further expanding our reach in the enthusiast gaming market.
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

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 22

Impact of Customer Concentration and Shipping Costs

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 29.2% and 29.7% of our net revenue for the six months ended June 30, 2025 and 2024, respectively, and sales to our ten largest customers accounting for approximately 50.7% and 52.6% of our net revenue for the six months ended June 30, 2025 and 2024, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue for 2024 and for the six months ended June 30, 2025 was favorably impacted by the release of 78 and 54 new products, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first and second calendar quarters due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products, which usually take place in the second calendar quarter, and which tend to drive sales in the following two quarters. Further, our net revenue tends to be higher in the third and fourth calendar quarters due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the introduction of new consoles and high-profile games in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year followed by the first calendar quarter. Historical seasonal patterns may not continue in the future and may be further impacted in the future by macroeconomic factors, including trade policy and tariffs, increasing supply constraints, GPU shortages, and shifts in customer behavior. For example, our revenue seasonality for the third quarter of 2024 was negatively impacted due to a lower demand for our products in the Gaming Components and Systems segment, which was primarily attributable to the delayed launches of new, reasonably priced GPUs and CPUs, as well as the postponed releases of new game titles to early 2025.

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

Impact of Fluctuations in Integrated Circuits Pricing

Integrated circuits, or ICs, account for most of the cost of producing our high-performance memory products. IC prices are subject to pricing fluctuations, which can affect the average sales prices of memory modules, and thus impact our net revenue, and can have an effect on gross margins. The impact on net revenues can be significant as our high-performance memory products, included within our Gaming Components and Systems segment, represent a significant portion of our net revenue.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 23

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net revenue	$320,112	$261,300	$689,862	$598,557
Cost of revenue	234,241	198,215	501,629	448,833
Gross profit	85,871	63,085	188,233	149,724
Operating expenses:
Sales, general and administrative	85,280	70,388	172,272	150,605
Product development	17,514	17,411	35,147	34,052
Total operating expenses	102,794	87,799	207,419	184,657
Operating loss	(16,923)	(24,714)	(19,186)	(34,933)
Other (expense) income:
Interest expense	(2,476)	(3,436)	(5,152)	(7,127)
Interest income	580	1,158	1,210	2,723
Other expense, net	(1,856)	(516)	(5,803)	(977)
Total other expense, net	(3,752)	(2,794)	(9,745)	(5,381)
Loss before income taxes	(20,675)	(27,508)	(28,931)	(40,314)
Income tax benefit (expense)	369	4,001	(1,692)	5,778
Net loss	(20,306)	(23,507)	(30,623)	(34,536)
Less: Net income attributable to noncontrolling interest	556	687	698	1,223
Net loss attributable to Corsair Gaming, Inc.	$(20,862)	$(24,194)	$(31,321)	$(35,759)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.2	75.9	72.7	75.0
Gross profit	26.8	24.1	27.3	25.0
Operating expenses:
Sales, general and administrative	26.6	26.9	25.0	25.2
Product development	5.5	6.7	5.1	5.7
Total operating expenses	32.1	33.6	30.1	30.9
Operating loss	(5.3)	(9.5)	(2.8)	(5.9)
Other (expense) income:
Interest expense	(0.8)	(1.3)	(0.7)	(1.2)
Interest income	0.2	0.4	0.2	0.5
Other expense, net	(0.5)	(0.2)	(0.8)	(0.2)
Total other expense, net	(1.1)	(1.1)	(1.3)	(0.9)
Loss before income taxes	(6.4)	(10.6)	(4.1)	(6.8)
Income tax benefit (expense)	0.1	1.5	(0.2)	1.0
Net loss	(6.3)	(9.1)	(4.3)	(5.8)
Less: Net income attributable to noncontrolling interest	0.2	0.3	0.1	0.2
Net loss attributable to Corsair Gaming, Inc.	(6.5)%	(9.4)%	(4.4)%	(6.0)%

Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Net revenue	$320,112	$261,300	$689,862	$598,557

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 24

Net revenue increased by 22.5% and 15.3% for the three and six months ended June 30, 2025, respectively, as compared to the same periods last year.

The increase in net revenue in the three-month period was due to a 30.2% increase in sales for our Gaming Components and Systems segment, and a 8.9% increase in sales for our Gamer and Creator Peripherals segment.

The increase in net revenue in the six-month period was due to a 19.6% increase in sales for our Gaming Components and Systems segment, and a 6.7% increase in sales for our Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except percentages)
Gross profit	$85,871	$63,085	$188,233	$149,724
Gross margin	26.8%	24.1%	27.3%	25.0%

Gross margin increased by 270 bps for the three months ended June 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 130 bps increase from an improved product mix and a 130 bps increase from lower inventory reserves.

Gross margin increased by 230 bps for the six months ended June 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 150 bps increase from an improved product mix, and a 80 bps increase from a combination of efficiencies in managing product returns, and lower inventory reserves.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to the “Segment Results” section below.

Sales, General and Administrative (SG&A)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Sales, general and administrative	$85,280	$70,388	$172,272	$150,605

SG&A expenses increased by $14.9 million, or 21.2%, for the three months ended June 30, 2025 as compared to the same period last year primarily due to a $4.0 million increase in distribution costs from higher sales volume, a $3.3 million increase in marketing and advertising costs, a $2.7 million increase in personnel-related cost, a $1.7 million increase in stock-based compensation expense, a $1.3 million increase in provision for doubtful accounts, and a $0.8 million increase in facilities and maintenance expense.

SG&A expenses increased by $21.7 million, or 14.4%, for the six months ended June 30, 2025 as compared to the same period last year primarily due to a $8.0 million increase in distribution costs from higher sales volume, a $6.0 million increase in marketing and advertising costs, a $3.6 million increase in personnel-related cost, a $3.5 million increase in stock-based compensation expense, a $2.9 million increase in provision for doubtful accounts, and a $1.4 million increase in facilities and maintenance expense. These increases were partially offset by a $5.2 million decrease in legal and other professional service expenses, mainly due to the one-time legal settlement cost that was recognized in the six months ended June 30, 2024.

Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Product development	$17,514	$17,411	$35,147	$34,052

Product development expenses increased by $0.1 million, or 0.6%, for the three months ended June 30, 2025 as compared to the same period last year primarily due to a $0.5 million increase in higher consulting and contractor costs, which was partially offset by a $0.4 million decrease in depreciation expense.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 25

Product development expenses increased by $1.1 million, or 3.2%, for the six months ended June 30, 2025 as compared to the same period last year primarily due to a $2.0 million increase in consulting and contractor costs, which was partially offset by a $1.0 million decrease in depreciation expense.

Interest Expense, Interest Income and Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Interest expense	$(2,476)	$(3,436)	$(5,152)	$(7,127)
Interest income	580	1,158	1,210	2,723
Other expense, net	(1,856)	(516)	(5,803)	(977)

Interest expense decreased by 27.9% and 27.7% for the three and six months ended June 30, 2025, respectively, as compared to the same periods last year primarily due to lower principal balance on our September 2026 Term Loan combined with lower interest rates.

Interest income decreased by 49.9% and 55.6% for the three and six months ended June 30, 2025, respectively, as compared to the same periods last year primarily due to lower cash balance in our interest-bearing account combined with lower interest rates.

Other expense, net for the six months ended June 30, 2025 included a $2.6 million reversal of bargain purchase gain from the Fanatec Acquisition that was recognized in the prior year. The remainder of other expense, net for the three and six months ended June 30, 2025 and 2024 was primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure was primarily driven by fluctuations in the foreign currency exchange rates of the Euro, British Pound, and Taiwan Dollar.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except percentages)
Loss before income taxes	$(20,675)	$(27,508)	$(28,931)	$(40,314)
Income tax benefit (expense)	369	4,001	(1,692)	5,778
Effective tax rate	1.8%	14.5%	(5.8)%	14.3%

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

Our effective tax rates were tax benefit of 1.8% and 14.5% for the three months ended June 30, 2025 and 2024, respectively. The change in our effective rate in the three-month period was primarily driven by a change in the mix of income and losses in the various tax jurisdictions in which we operate, as well as the impact of valuation allowance on U.S. federal and state deferred tax assets, which reduced the U.S. deferred income tax benefit.

Our effective tax rates were tax expense of (5.8)% and tax benefit of 14.3% for the six months ended June 30, 2025 and 2024, respectively. The change in our effective rate in the six-month period was primarily driven by a change in the mix of income and losses in the various tax jurisdictions in which we operate, as well as the impact of valuation allowance on U.S. federal and state deferred tax assets, which reduced the U.S. deferred income tax benefit.

We assess our deferred tax assets and liabilities to determine if it is more likely than not that they will be realized; if not, a valuation allowance is required to be recorded. Previously, in the third quarter of 2024, we reached a cumulative loss position over the previous three years, and with consideration of other negative evidence, we concluded that it is more likely than not that we will not realize our U.S. federal and state deferred tax assets are not more likely than not to be realized. As a result of the foregoing, a full valuation allowance was recorded in 2024. The deferred tax liability related to indefinite-lived assets was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the nature of its indefinite life.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBB”) was signed into law, which includes a broad range of tax reform provisions that may affect our financial results. The OBBB primarily makes permanent many of the tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017 and introduces modifications to certain U.S.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 26

corporate tax provisions. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the impact of these provisions to our effective tax rate and cash flows for the current fiscal year and future periods.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024

Gamer and Creator Peripherals Segment	$102,642	32.1%	$94,229	36.1%	$214,615	31.1%	$201,202	33.6%
Gaming Components and Systems Segment
Memory Products	104,973	32.8	81,758	31.3	246,063	35.7	206,661	34.5
Other Component Products	112,497	35.1	85,313	32.6	229,184	33.2	190,694	31.9
	217,470	67.9	167,071	63.9	475,247	68.9	397,355	66.4
Total Net Revenue	$320,112	100.0%	$261,300	100.0%	$689,862	100.0%	$598,557	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased by 8.9% and 6.7%, respectively, for the three and six months ended June 30, 2025 as compared to the same periods last year. The increases were primarily due to the inclusion of post-acquisition revenues from our September 2024 Fanatec Acquisition.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment increased 30.2% and 19.6%, respectively, for the three and six months ended June 30, 2025 as compared to the same periods last year. These increases were primarily due to an increase in demand for our memory products and our other component products in the self-built PC market, which was driven by the launch of the new generation of GPUs and CPUs in early 2025.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024

Gamer and Creator Peripherals Segment	$41,089	40.0%	$35,699	37.9%	$87,503	40.8%	$79,342	39.4%
Gaming Components and Systems Segment
Memory Products	16,327	15.6	9,424	11.5	40,170	16.3	27,480	13.3
Other Component Products	28,455	25.3	17,962	21.1	60,560	26.4	42,902	22.5
	44,782	20.6	27,386	16.4	100,730	21.2	70,382	17.7
Total Gross Profit	$85,871	26.8%	$63,085	24.1%	$188,233	27.3%	$149,724	25.0%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased by 210 bps for the three months ended June 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 230 bps increase from lower inventory reserves and a 160 bps increase from an improved product mix and higher average selling prices related to mitigation of newly enacted tariffs on US imports. These increases were partially offset by a 180 bps decrease primarily from higher tariff costs, and higher spending on promotional activities as a proportion of revenue.

The gross margin of the Gamer and Creator Peripherals segment increased by 140 bps for the six months ended June 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 110 bps from an improved product mix.

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment increased by 420 bps for the three months ended June 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 230 bps increase from an improved

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 27

product mix and lower product material costs, a 120 bps increase from improved factory utilization, a 80 bps increase from lower spending on promotional activities as a proportion to revenue, and a 80 bps increase from lower inventory reserves. These increases were partially offset by a 120 bps decrease from higher air freight costs.

The gross margin of the Gaming Components and Systems segment increased by 350 bps for the six months ended June 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 250 bps increase from an improved product mix and lower product material costs, and a 80 bps increase from improved factory utilization.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when necessary, through debt facilities and issuance of equity securities. As of June 30, 2025, our principal sources of liquidity were cash and restricted cash, in aggregate of $107.4 million, and our borrowing capacity under the June 2030 Revolving Facility (as defined under “Capital Resources” below) of $99.8 million.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at June 30, 2025, supplemented with the borrowing capacity under our June 2030 Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash provided by (used in):
Operating activities	$48,943	$(44,779)
Investing activities	(5,785)	(16,398)
Financing activities	(47,033)	(22,142)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $48.9 million and consisted of non-cash adjustments of $49.4 million, a net cash inflow of $30.1 million from changes in our net operating assets and liabilities, partially offset by a net loss of $30.6 million. The non-cash adjustments primarily consisted of amortization of intangibles, depreciation, stock-based compensation expense, and the reversal of the Fanatec Acquisition bargain purchase gain previously recognized in the year ended December 31, 2024. The net cash inflow from changes in our net operating assets and liabilities was primarily related to an increase in accounts payable due to timing of payments and higher inventory purchases, as well as a decrease in accounts receivable due to timing of collections, partially offset by cash outflows from an increase in inventories as we stocked up inventory in the United States in anticipation of tariffs, as well as a decrease in other liabilities and accrued expenses primarily due to a reduction in the accruals needed for customer incentives programs and sales returns with lower revenues in the quarter ended June 30, 2025 as compared to the quarter ended December 31, 2024.

Net cash used in operating activities for the six months ended June 30, 2024 was $44.8 million and consisted of a net loss of $34.5 million and a net cash outflow of $37.3 million from changes in our net operating assets and liabilities, partially offset by non-cash adjustments of $27.0 million. The net cash outflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to a reduction in the accruals needed for sales returns and customer incentives with lower revenues, as well as an increase in inventories, attributable in part to the buildup of safety stock to accommodate supply lead times in our peripherals products and in part due to lower demand for our components products in the first half of 2024. These net cash outflows were partially offset by a decrease in accounts receivable from lower revenue and a decrease in prepaid and other assets. The non-cash adjustments primarily consisted of

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 28

amortization of intangibles, depreciation and stock-based compensation expense, which were partially offset by changes in deferred income taxes.

Cash Flows from Investing Activities

Cash used in investing activities was $5.8 million for the six months ended June 30, 2025 for capital expenditure.

Cash used in investing activities was $16.4 million for the six months ended June 30, 2024 and primarily consisted of $12.3 million disbursement of Bridge Loan, $5.0 million of capital expenditure, partially offset by $1.0 million cash received from escrow for the purchase price adjustment related to a business acquisition.

Cash Flows from Financing Activities

Cash used in financing activities was $47.0 million for the six months ended June 30, 2025 and consisted of $49.0 million repayment of debt, $1.0 million payment of taxes related to net share settlement of equity awards, and $0.5 million payment of dividends to noncontrolling interest, partially offset by $3.4 million proceeds received from the issuance of shares through the employee equity incentive plans.

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

Capital Resources

On September 3, 2021, we refinanced the First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. The Credit Agreement provided for a $100.0 million five-year revolving credit facility maturing in September 2026 (the “September 2026 Revolving Facility”) and a $250.0 million five-year term loan facility maturing in September 2026 (the “September 2026 Term Loan”). The Credit Agreement also permitted, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. Prepayment of the September 2026 Term Loan and the September 2026 Revolving Facility was permitted at any time without premium or penalty. We prepaid $42.75 million and $12.5 million of the September 2026 Term Loan principal in the six months ended June 30, 2025 and in the year ended December 31, 2024, respectively.

On June 30, 2025, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. to refinance the Credit Agreement. The Amended and Restated Credit Agreement provides for total commitments of $225.0 million, consisting of a $100.0 million five-year revolving credit facility maturing on June 30, 2030 (the “June 2030 Revolving Facility”) and a $125.0 million five-year term loan facility maturing on June 30, 2030 (the “June 2030 Term Loan”). The Amended and Restated Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $125.0 million. As of June 30, 2025, the outstanding balance of the September 2026 Term Loan under the Credit Agreement of $125.0 million was carried over to the Amended and Restated Credit Agreement and will be repayable according to the new payment schedule under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement has a variable rate structure. According to the provisions of the Amended and Restated Credit Agreement, the June 2030 Term Loan and June 2030 Revolving Facility will each bear interest at our election, at either (a) term Secured Overnight Financing Rate ("SOFR") plus a percentage spread (ranging from 1.50% to 2.50%) based on our total net leverage ratio or (b) the base rate (as described in the Restated Credit Agreement as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month term SOFR plus 1.0%) plus a percentage spread (ranging from 0.50% to 1.50%) based on the our total net leverage ratio.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of June 30, 2025 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$152,374	$12,864	$33,260	$106,250	$—
Inventory-related purchase obligations (2)	125,860	125,860	—	—	—
Operating lease obligations (3)	80,267	16,327	23,625	15,788	24,527
Other purchase obligations (4)	12,872	11,266	1,606	—	—
Total	$371,373	$166,317	$58,491	$122,038	$24,527

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 29

(1)
Amounts represent the principal cash payments as of June 30, 2025 of our June 2030 Term Loan based on the repayment schedule according to the Amended and Restated Credit Agreement and the expected interest payments associated with the June 2030 Term Loan. See Note 7, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of June 30, 2025, we had $3.9 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of June 30, 2025, we had cash and restricted cash of $107.4 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of June 30, 2025, under the Amended and Restated Credit Agreement, we had $125.0 million (face value) outstanding on the June 2030 Term Loan which bears interest at variable market rates, primarily SOFR. A significant change in these market rates may adversely affect our operating results. As of June 30, 2025, a hypothetical 100 basis point change in interest rates would result in a change to the annual interest expense by approximately $1.2 million.

Foreign Currency Risk

Approximately 20.1% of our net revenue for the six months ended June 30, 2025 was denominated in foreign currencies, primarily Euro, and to a lesser extent, the British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Taiwan, and China. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro and British Pound denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $32.7 million and $35.2 million as of June 30, 2025 and December 31, 2024, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other expense, net was $(3.4) million and $(1.0) million for the six months ended June 30, 2025 and 2024, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $0.6 million in our condensed consolidated financial statements for the six months ended June 30, 2025.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 31

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 32

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

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. The risks that we describe in our public filings are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely effect on our business, financial condition and/or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 33

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/18/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	4.2	11/10/2020

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	03/11/2021

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.4	09/14/2020

10.1	Employment Agreement, by and between Corsair Gaming, Inc. and Thi La.	8‑K	10.2	02/14/2025

10.2	Amended and Restated Credit Agreement, dated as of June 30, 2025, by and among Corsair Gaming, Inc., as the borrower, certain of its subsidiaries as guarantors, and Bank of America N.A., as administrative agent, swingline lender and L/C issuer.	8‑K	10.1	07/02/2025

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a‑14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: August 7, 2025	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Corsair Gaming, Inc. | Q2 2025 Form 10-Q | 35