Form 10-Q
period 2025-09-30
Corsair Gaming, Inc.
filed 2025-11-04
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 23, 2025, the registrant had 106,575,210 shares of common stock, $0.0001 par value per share, outstanding.

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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net revenue	$345,763	$304,199	$1,035,625	$902,756
Cost of revenue	252,667	234,538	754,296	683,371
Gross profit	93,096	69,661	281,329	219,385
Operating expenses:
Sales, general and administrative	82,032	74,072	254,304	224,677
Product development	16,691	16,533	51,838	50,585
Total operating expenses	98,723	90,605	306,142	275,262
Operating loss	(5,627)	(20,944)	(24,813)	(55,877)
Other (expense) income:
Interest expense	(2,053)	(3,011)	(7,205)	(10,138)
Interest income	197	297	1,407	3,020
Other expense, net	(829)	(910)	(6,632)	(1,887)
Total other expense, net	(2,685)	(3,624)	(12,430)	(9,005)
Loss before income taxes	(8,312)	(24,568)	(37,243)	(64,882)
Income tax expense	(2,080)	(27,018)	(3,772)	(21,240)
Net loss	(10,392)	(51,586)	(41,015)	(86,122)
Less: Net income attributable to noncontrolling interest	237	122	935	1,345
Net loss attributable to Corsair Gaming, Inc.	$(10,629)	$(51,708)	$(41,950)	$(87,467)

Calculation of net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(10,629)	$(51,708)	$(41,950)	$(87,467)
Change in redemption value of redeemable noncontrolling interest	1,095	(6,684)	5,348	(13,044)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(9,534)	$(58,392)	$(36,602)	$(100,511)

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.09)	$(0.56)	$(0.35)	$(0.97)
Diluted	$(0.09)	$(0.56)	$(0.35)	$(0.97)
Weighted-average common shares outstanding:
Basic	106,289	104,397	105,802	103,974
Diluted	106,289	104,397	105,802	103,974

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 2

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(10,392)	$(51,586)	$(41,015)	$(86,122)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $94 and $(65) for the three months ended September 30, 2025 and 2024, respectively, and $(135) and $102 for the nine months ended September 30, 2025 and 2024, respectively.	(1,352)	3,915	5,190	2,284
Unrealized foreign exchange gain (loss) from long-term intercompany loan, net of tax benefit (expense) of nil and nil for the three months ended September 30, 2025 and 2024, respectively, and nil and $160 for the nine months ended September 30, 2025 and 2024, respectively.	23	228	(901)	211
Comprehensive loss	(11,721)	(47,443)	(36,726)	(83,627)
Less: Comprehensive income attributable to noncontrolling interest	166	166	1,038	1,061
Comprehensive loss attributable to Corsair Gaming, Inc.	$(11,887)	$(47,609)	$(37,764)	$(84,688)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 3

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash	$64,405	$107,011
Restricted cash	1,399	2,374
Accounts receivable, net	191,882	218,648
Inventories	314,455	259,979
Prepaid expenses and other current assets	35,540	35,376
Total current assets	607,681	623,388
Restricted cash, noncurrent	249	246
Property and equipment, net	30,669	29,742
Goodwill	357,787	354,222
Intangible assets, net	135,763	164,319
Other assets	66,350	63,912
Total assets	$1,198,499	$1,235,829
Liabilities
Current liabilities:
Debt maturing within one year, net	$6,118	$12,229
Accounts payable	246,188	207,215
Other liabilities and accrued expenses	157,718	176,869
Total current liabilities	410,024	396,313
Long-term debt, net	116,753	161,310
Deferred tax liabilities	8,111	7,379
Other liabilities, noncurrent	53,036	51,375
Total liabilities	587,924	616,377
Commitments and Contingencies (Note 8)
Temporary equity
Redeemable noncontrolling interest	10,345	15,149
Stockholders' equity
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 106,548 and 104,763 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11	10
Additional paid-in capital	695,959	667,617
Accumulated deficit	(95,367)	(58,765)
Accumulated other comprehensive loss	(373)	(4,559)
Total stockholders’ equity	600,230	604,303
Total liabilities, temporary equity and stockholders' equity	$1,198,499	$1,235,829

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 4

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of June 30, 2025	106,000	$11	$688,834	$(85,833)	$885	$603,897
Net loss	—	—	—	(10,629)	—	(10,629)
Other comprehensive loss	—	—	—	—	(1,258)	(1,258)
Change in redemption value of redeemable noncontrolling interest	—	—	—	1,095	—	1,095
Issuance of common stock in connection with employee equity incentive plans	566	—	2,052	—	—	2,052
Shares withheld related to net share settlement	(18)	—	(164)	—	—	(164)
Stock-based compensation	—	—	5,237	—	—	5,237
Balance as of September 30, 2025	$106,548	$11	$695,959	$(95,367)	$(373)	$600,230

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Loss	Equity	Interest (1)	Equity (1)

Balance as of June 30, 2024	104,073	$10	$649,235	$(1,709)	$(4,807)	$642,729	$10,033	$652,762
Net income (loss)	—	—	—	(51,708)	—	(51,708)	8	(51,700)
Other comprehensive income (loss)	—	—	—	—	4,099	4,099	(4)	4,095
Change in redemption value of redeemable noncontrolling interest	—	—	—	(6,684)	—	(6,684)	—	(6,684)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,060)	(1,060)
Purchase of additional ownership interest	—	—	1,573	—	(612)	961	(449)	512
Reclassification to temporary equity (refer to Note 14)	—	—	—	—	—	—	(8,528)	(8,528)
Issuance of common stock in connection with employee equity incentive plans	633	—	1,810	—	—	1,810	—	1,810
Shares withheld related to net share settlement	(16)	—	(147)	—	—	(147)	—	(147)
Stock-based compensation	—	—	7,424	—	—	7,424	—	7,424
Balance as of September 30, 2024	104,690	$10	$659,895	$(60,101)	$(1,320)	$598,484	$—	$598,484

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 5

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance as of December 31, 2024	104,763	$10	$667,617	$(58,765)	$(4,559)	$604,303
Net loss	—	—	—	(41,950)	—	(41,950)
Other comprehensive income	—	—	—	—	4,186	4,186
Change in redemption value of redeemable noncontrolling interest	—	—	—	5,348	—	5,348
Issuance of common stock in connection with employee equity incentive plans	1,903	1	5,492	—	—	5,493
Shares withheld related to net share settlement	(118)	—	(1,144)	—	—	(1,144)
Stock-based compensation	—	—	23,994	—	—	23,994
Balance as of September 30, 2025	106,548	$11	$695,959	$(95,367)	$(373)	$600,230

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Loss	Equity	Interest(1)	Equity (1)

Balance as of December 31, 2023	103,255	$10	$630,642	$40,410	$(3,487)	$667,575	$10,468	$678,043
Net income (loss)	—	—	—	(87,467)	—	(87,467)	507	(86,960)
Other comprehensive income (loss)	—	—	—	—	2,779	2,779	(138)	2,641
Change in redemption value of redeemable noncontrolling interest	—	—	—	(13,044)	—	(13,044)	—	(13,044)
Dividend paid to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,860)	(1,860)
Purchase of additional ownership interest	—	—	1,573	—	(612)	961	(449)	512
Reclassification to temporary equity (refer to Note 14)	—	—	—	—	—	—	(8,528)	(8,528)
Issuance of common stock in connection with employee equity incentive plans	1,482	—	5,110	—	—	5,110	—	5,110
Shares withheld related to net share settlement	(47)	—	(562)	—	—	(562)	—	(562)
Stock-based compensation	—	—	23,132	—	—	23,132	—	23,132
Balance as of September 30, 2024	104,690	$10	$659,895	$(60,101)	$(1,320)	$598,484	$—	$598,484
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

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 6

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(41,015)	$(86,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	23,844	23,125
Depreciation	10,203	9,494
Amortization	29,744	28,582
Provision for doubtful accounts	2,828	—
Reversal of bargain purchase gain on business acquisition	2,581	—
Deferred income taxes, net of valuation allowance	(3,207)	12,766
Other	2,279	2,789
Changes in operating assets and liabilities:
Accounts receivable	24,003	74,258
Inventories	(63,280)	(9,569)
Prepaid expenses and other assets	4,744	216
Accounts payable	38,299	(61,316)
Other liabilities and accrued expenses	(19,071)	(13,901)
Net cash provided by (used in) operating activities	11,952	(19,678)
Cash flows from investing activities:
Purchase of property and equipment	(10,124)	(8,351)
Purchase of intangible asset	—	(100)
Purchase price adjustment related to business acquisition	—	1,041
Acquisition of business, net of cash acquired	—	(43,131)
Net cash used in investing activities	(10,124)	(50,541)
Cash flows from financing activities:
Repayment of debt and debt issuance cost	(51,253)	(21,250)
Borrowings from line of credit	11,500	21,500
Repayment of line of credit	(11,500)	(21,500)
Purchase of additional ownership interest	—	(19,750)
Payment of deferred and contingent consideration	—	(4,942)
Proceeds from issuance of shares through employee equity incentive plans	5,493	5,110
Payment of taxes related to net share settlement of equity awards	(1,144)	(562)
Dividend paid to noncontrolling interest	(494)	(5,222)
Net cash used in financing activities	(47,398)	(46,616)
Effect of exchange rate changes on cash	1,992	(123)
Net decrease in cash and restricted cash	(43,578)	(116,958)
Cash and restricted cash at the beginning of the period	109,631	178,564
Cash and restricted cash at the end of the period	$66,053	$61,606
Supplemental cash flow disclosures:
Cash paid for interest	$6,813	$9,830
Cash paid for income taxes, net	11,002	5,223
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$3,161	$1,946
Right-of-use assets obtained in exchange for operating lease liabilities	7,713	27,555

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 7

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of September 30, 2025 and our results of operations for the three and nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 8

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, deferred income tax, and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the potential impacts from the events in the current economic and geopolitical environment. We adjust such estimates and assumptions when facts and circumstances dictate. The extent to which current macroeconomic conditions, including recent changes in trade regulations and tariffs, as well as developments in international trade regulations and agreements and continued geopolitical unrest will impact our business going forward depends on numerous dynamic factors that we cannot reliably predict. Actual results could differ materially from those estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosure. This ASU updates the reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. The ASU was effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard in the fourth quarter of 2024.

Accounting Pronouncements Issued but Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will result in additional required disclosures in our consolidated financial statements, when adopted. We expect to adopt this ASU for the year ended December 31, 2025 and do not expect the adoption to have material effect on our consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles, Goodwill and Other Internal-Use Software (Topic 350) - Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect the adoption to have material effect on our consolidated financial statements. We expect to adopt this ASU for the fiscal year beginning January 1, 2028.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 9

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $24.3 million and $35.2 million as of September 30, 2025 and December 31, 2024, respectively. The net fair value gains (losses) recognized in other expense, net in relation to these derivative instruments was $0.2 million and $(1.3) million for the three months ended September 30, 2025 and 2024, respectively, and was $(4.5) million and $(0.7) million for the nine months ended September 30, 2025 and 2024, respectively.

4. Business Combination

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

The final allocation of the Fanatec Acquisition purchase consideration to the estimated fair value of the assets acquired and liabilities assumed, inclusive of measurement period adjustments, was as follows (in thousands):

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 10

	Preliminary Purchase Price Allocation as of Acquisition Date (1)	Measurement Period Adjustments (2)	Amounts Recognized as of Acquisition Date (as adjusted)

Inventories	$40,475	$(9,048)	$31,427
Prepaid and other assets	2,450	3,903	6,353
Property and equipment	780	(73)	707
Identifiable intangible assets	15,129	—	15,129
Goodwill	—	2,140	2,140
Accounts payable	(6,959)	81	(6,878)
Accrued liabilities	(5,403)	420	(4,983)
Deferred tax liabilities	(168)	(4)	(172)
Total identified net assets acquired	46,304	(2,581)	43,723
Bargain purchase gain	(2,581)	2,581	—
Purchase consideration, net of cash acquired	$43,723	$—	$43,723
(1)
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
(2)
Measurement period adjustments recorded during the nine months ended September 30, 2025.

The fair value of the working capital related items, as well as the fair value of property and equipment approximated their book values at the Fanatec Acquisition Date. The fair value of the inventories was estimated by major category, at an estimate of net realizable value, which we believe approximates the price a market participant could achieve in a current sale. As of September 30, 2025, the difference between the fair value of the inventories and the book value recorded on the Fanatec Acquisition Date was $5.4 million, of which, upon the sale of the acquired inventories, we recognized $0.7 million for the nine months ended September 30, 2025, and $4.7 million for the year ended December 31, 2024, respectively, in “cost of revenue” in our condensed consolidated statements of operations.

The goodwill of $2.1 million represents the expansion of our market presence by utilizing Fanatec's strength and brand in the sim racing market. The goodwill is deductible for tax purposes and is assigned to our Peripherals reporting unit.

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

The acquisition-related costs incurred in the nine months ended September 30, 2025 and in the year ended December 31, 2024 were $0.1 million and $2.7 million, respectively, and these amounts are included in sales and general and administrative expenses in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

Pro forma information is not included because the effects of the Fanatec Acquisition were not material to our condensed consolidated statements of operations for the periods presented.

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2024	$148,875	$205,347	$354,222
Measurement period adjustments	—	2,140	2,140
Effect of foreign currency exchange rates	87	1,338	1,425
Balance as of September 30, 2025	$148,962	$208,825	$357,787

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 11

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$50,512	$35,673	$14,839	$50,512	$28,958	$21,554
Trade name	45,953	14,143	31,810	45,448	11,606	33,842
Customer relationships	216,869	175,540	41,329	217,868	160,183	57,685
Patent portfolio	36,417	26,383	10,034	34,307	21,376	12,931
Supplier relationships	6,178	3,861	2,317	5,745	2,872	2,873
Total finite-life intangibles	355,929	255,600	100,329	353,880	224,995	128,885
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	4	—	4	4	—	4
Total intangible assets	$391,363	$255,600	$135,763	$389,314	$224,995	$164,319

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

The estimated future amortization expense of intangible assets as of September 30, 2025 is as follows (in thousands):

Amounts

Remainder of 2025	$9,734
2026	36,026
2027	26,232
2028	5,634
2029	3,763
Thereafter	18,940
Total	$100,329

6. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	September 30, 2025	December 31, 2024

Cash	$64,405	$107,011
Restricted cash—short term	1,399	2,374
Restricted cash—noncurrent	249	246
Total cash and restricted cash	$66,053	$109,631

	September 30, 2025	December 31, 2024

Accounts receivable (1)	$192,243	$218,913
Allowance for doubtful accounts	(361)	(265)
Accounts receivable, net	$191,882	$218,648

(1)
As of September 30, 2025, one customer represented 47.3% of our accounts receivable, net balance. As of December 31, 2024, two customers represented 41.8% and 14.2% of our accounts receivable, net balance, respectively.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 12

	September 30, 2025	December 31, 2024

Raw materials	$47,736	$54,586
Work in progress	9,619	14,932
Finished goods	257,100	190,461
Inventories	$314,455	$259,979

	September 30, 2025	December 31, 2024

Manufacturing equipment	$34,885	$28,413
Leasehold improvements	22,483	20,938
Computer equipment, software and office equipment	19,111	16,418
Furniture and fixtures	7,590	5,655
Total property and equipment	84,069	71,424
Less: Accumulated depreciation and amortization	(53,400)	(41,682)
Property and equipment, net	$30,669	$29,742

	September 30, 2025	December 31, 2024

Right-of-use assets	$51,704	$52,580
Deferred tax asset	10,274	6,468
Other	4,372	4,864
Other assets	$66,350	$63,912

	September 30, 2025	December 31, 2024

Accrued reserves for customer incentive programs	$41,631	$41,141
Accrued reserves for sales returns	31,611	34,915
Accrued payroll and related expenses	15,211	13,297
Operating lease liabilities, current	14,305	15,843
Accrued freight expenses	12,906	14,314
Sales and use tax and value-added tax payable	6,804	9,169
Contract liabilities	3,954	7,283
Accrued warranty	5,715	8,759
Accrued legal expense	494	5,823
Other	25,087	26,325
Other liabilities and accrued expenses	$157,718	$176,869

	September 30, 2025	December 31, 2024

Operating lease liabilities, noncurrent	$49,071	$47,660
Other	3,965	3,715
Other liabilities, noncurrent	$53,036	$51,375

7. Debt

On September 3, 2021, we refinanced our First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. The Credit Agreement provided for a $100.0 million five-year revolving credit facility maturing in September 2026 (the “September 2026 Revolving Facility”) and a $250.0 million five-year term loan facility maturing in September 2026 (the “September 2026 Term Loan”). The Credit Agreement also permitted, subject to conditions stated therein, our ability to incur additional indebtedness pursuant to additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. Prepayment of the September 2026 Term Loan and the September 2026 Revolving Facility was permitted at any time without premium or penalty. We prepaid $42.8 million and $12.5 million of the September 2026 Term Loan principal in the nine months ended September 30, 2025 and in the year ended December 31, 2024, respectively.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 13

On June 30, 2025, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A. to refinance the Credit Agreement. The Amended and Restated Credit Agreement provides for total commitments of $225.0 million, consisting of a $100.0 million five-year revolving credit facility maturing on June 30, 2030 (the “June 2030 Revolving Facility”) and a $125.0 million five-year term loan facility maturing on June 30, 2030 (the “June 2030 Term Loan”). The Amended and Restated Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $125.0 million. On June 30, 2025, the outstanding balance of the September 2026 Term Loan under the Credit Agreement of $125.0 million was carried over to the Amended and Restated Credit Agreement and will be repayable according to the new payment schedule under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement has a variable rate structure. According to the provisions of the Amended and Restated Credit Agreement, the June 2030 Term Loan and June 2030 Revolving Facility each bears interest at our election, at either (a) term Secured Overnight Financing Rate ("SOFR") plus a percentage spread (ranging from 1.50% to 2.50%) based on our total net leverage ratio or (b) the base rate (as described in the Amended and Restated Credit Agreement as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month term SOFR plus 1.0%) plus a percentage spread (ranging from 0.50% to 1.50%) based on the our total net leverage ratio.

The following table presents the carrying value of our term loans (in thousands):

	September 30, 2025	December 31, 2024

Term Loan (variable rate) due September 2026 under the Credit Agreement	$—	$174,000
Term Loan (variable rate) due June 2030 under the Amended and Restated Credit Agreement	123,438	—
Debt discount and issuance cost, net of amortization	(567)	(461)
Total debt	122,871	173,539
Less: debt maturing within one year, net	6,118	12,229
Long-term debt, net	$116,753	$161,310

As of September 30, 2025, the estimated fair value of the June 2030 Term Loan under the Amended and Restated Credit Agreement, which we have classified as a Level 2 financial instrument, was approximately $124.4 million.

The unused capacity of the June 2030 Revolving facility under the Amended and Restated Credit Agreement was $99.8 million as of September 30, 2025. The unused capacity of the September 2026 Revolving facility under the Credit Agreement was $99.8 million as of December 31, 2024.

The effective interest rate for our term loans, inclusive of the amortization of debt discount and debt issuance costs, was approximately 6.07% and 6.34% for the three months ended September 30, 2025 and 2024, respectively, and was approximately 6.14% and 7.04% for the nine months ended September 30, 2025 and 2024, respectively.

The Amended and Restated Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Amended and Restated Credit Agreement). According to the provisions of the Amended and Restated Credit Agreement, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Amended and Restated Credit Agreement). As of September 30, 2025, we were fully in compliance under the Amended and Restated Credit Agreement.

Our obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions detailed in the Amended and Credit Agreement and related ancillary documentation.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 14

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Contractual interest expense for term loan	$1,859	$2,784	$6,547	$9,489
Contractual interest expense for revolving facility	81	29	81	29
Amortization of debt discount and issuance cost	58	133	353	404
Other	55	65	224	216
Total interest expense	$2,053	$3,011	$7,205	$10,138

The future principal payments under our total long-term debt as of September 30, 2025 are as follows (in thousands):

Amounts

Remainder of 2025	$1,563
2026	6,250
2027	6,250
2028	6,250
2029	6,250
Thereafter	96,875
Total debt	$123,438

8. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Beginning of the period	$5,311	$5,176	$8,759	$7,155
Liabilities assumed from business acquisition	—	2,314	—	2,314
Warranty provision related to products shipped	2,473	685	4,447	1,979
Deductions for warranty claims processed	(2,069)	(1,135)	(7,491)	(4,408)
End of period	$5,715	$7,040	$5,715	$7,040

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for our enterprise resource planning system and the related support services, in addition to commitments related to other cloud computing hosting arrangements. Total long-term non-cancelable purchase commitments as of September 30, 2025 and December 31, 2024 were $2.3 million and $1.6 million, respectively.

Letters of Credit

Letters of credit outstanding as of September 30, 2025 and December 31, 2024 were each at $0.2 million. No amounts have been drawn upon the letters of credit for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively.

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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 15

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

9. Stockholders’ Equity

Shelf-Registration Statements

On July 22, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective August 1, 2022 (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants, through August 1, 2025, of which $216.7 million remained unsold through August 1, 2025. In addition, the 2022 Shelf Registration Statement registered 54,179,559 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement, all of which remained unsold through August 1, 2025. The 2022 Shelf Registration Statement expired on August 1, 2025, and on August 7, 2025 we filed a new shelf registration statement on Form S-3, which was declared effective on August 15, 2025 (the “2025 Shelf Registration Statement”) to replace the 2022 Shelf Registration Statement.

The 2025 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants through August 15, 2028. As of September 30, 2025, $300.0 million remained available for issuance under the 2025 Shelf Registration Statement. In addition, the 2025 Shelf Registration Statement registered 56,300,771 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement, all of which remained unsold as of September 30, 2025.

10. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2025, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 16

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Cost of revenue	$445	$435	$1,517	$1,592
Sales, general and administrative	4,089	6,077	20,205	18,790
Product development	653	912	2,122	2,743
Stock-based compensation expense, net of amounts capitalized (1)	$5,187	$7,424	$23,844	$23,125
Excess income tax benefits (deficiencies) related to stock-based compensation expense	$134	$47	$249	$174

(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	September 30, 2025
	Unrecognized Expense	Remaining Weighted Average Period (In Years)

Stock options	$17,273	2.6
RSUs	26,205	2.5
PSUs	1,029	2.4
ESPP	388	0.4
Total unrecognized stock-based compensation expense	$44,895

11. Net Loss Per Share

The following table summarizes the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator
Net loss	$(10,392)	$(51,586)	$(41,015)	$(86,122)
Less: Net income attributable to noncontrolling interest	237	122	935	1,345
Net loss attributable to Corsair Gaming, Inc.	(10,629)	(51,708)	(41,950)	(87,467)
Change in redemption value of redeemable noncontrolling interest	1,095	(6,684)	5,348	(13,044)
Net loss attributable to common stockholders of Corsair Gaming, Inc.	$(9,534)	$(58,392)	$(36,602)	$(100,511)
Denominator
Basic weighted-average shares outstanding	106,289	104,397	105,802	103,974
Effect of dilutive securities	—	—	—	—
Total diluted weighted-average shares outstanding	106,289	104,397	105,802	103,974

Net loss per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.09)	$(0.56)	$(0.35)	$(0.97)
Diluted	$(0.09)	$(0.56)	$(0.35)	$(0.97)

Anti-dilutive potential common shares (1)	14,455	13,949	14,319	13,553
(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 17

12. Income Taxes

The following table presents our loss before income taxes, income tax expense and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Loss before income taxes	$(8,312)	$(24,568)	$(37,243)	$(64,882)
Income tax expense	(2,080)	(27,018)	(3,772)	(21,240)
Effective tax rate	(25.0)%	(110.0)%	(10.1)%	(32.7)%

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

Our effective tax rates were tax expense of (25.0)% and (110.0)% for the three months ended September 30, 2025 and 2024, respectively. The decrease in our effective rate in the three-month period was primarily due to an income tax provision of $28.0 million for valuation allowance recorded against our U.S. federal and state deferred tax assets in the three months of September 30, 2024, as well as a change in the mix of income and losses in the various tax jurisdictions in which we operate.

Our effective tax rates were tax expense of (10.1)% and (32.7)% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in our effective rate in the nine-month period was primarily due to an income tax provision of $28.0 million for valuation allowance recorded against our U.S. federal and state deferred tax assets in the nine months of September 30, 2024, as well as a change in the mix of income and losses in the various tax jurisdictions in which we operate.

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

Unrecognized tax benefits were $3.3 million as of September 30, 2025 and $3.2 million as of December 31, 2024, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

On July 4, 2025, the U.S. congressional reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBB”) was signed into law, which includes a broad range of tax reform provisions that may affect our financial results. The OBBB primarily makes permanent many of the tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017 and introduces modifications to certain U.S. corporate tax provisions. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As the OBBB Act was enacted during the quarter ended September 30, 2025, the Company is required, in accordance with U.S. GAAP, to record the effects of the new legislation in the period of enactment. We have completed a provisional analysis of the OBBB’s impact on our deferred tax assets and liabilities. As a result of the provisional analysis, the Company has concluded a U.S. taxable loss of $45 million for the nine months ended September 30, 2025, primarily due to the reinstatement of the immediate expensing of research and experimental costs; however, there is no net impact to our tax provision for the three and nine months ended September 30, 2025 due to our current U.S valuation allowance position.

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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 18

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

Segment Profit and Loss

The tables below present the reportable segment profit and loss measure - segment gross profit for each of the periods presented (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Gamer and Creator Peripherals	Gaming Components and Systems	Total	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$112,660	$233,103	$345,763	$101,966	$202,233	$304,199
Less:
Inventory costs (2)	60,971	183,477	244,448	58,192	165,432	223,624
Other segment items (3)	7,397	822	8,219	4,742	6,172	10,914
Total cost of revenue	68,368	184,299	252,667	62,934	171,604	234,538
Gross profit	$44,292	$48,804	$93,096	$39,032	$30,629	$69,661

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Gamer and Creator Peripherals	Gaming Components and Systems	Total	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$327,275	$708,350	$1,035,625	$303,168	$599,588	$902,756
Less:
Inventory costs (2)	175,417	554,087	729,504	168,885	490,923	659,808
Other segment items (3)	20,063	4,729	24,792	15,909	7,654	23,563
Total cost of revenue	195,480	558,816	754,296	184,794	498,577	683,371
Gross profit	$131,795	$149,534	$281,329	$118,374	$101,011	$219,385
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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 19

Revenue by Major Customer

The following table sets forth the customers that individually comprised 10% or more of our total net revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Customer A	29.5%	35.0%	29.3%	31.5%
Customer B	*	*	*	10.1%

* Customer represents less than 10% of our total net revenue in the period presented.

Revenue by Major Products

The following table sets forth our net revenue by major product category for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Gamer and Creator Peripherals
Gaming Peripherals products	$112,660	$101,966	$327,275	$303,168
Gaming Components and Systems segment
Memory products	117,179	96,979	363,242	303,640
Other Component products	115,924	105,254	345,108	295,948
Total net revenue	$345,763	$304,199	$1,035,625	$902,756

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

United States	$139,586	$137,386	$453,906	$418,305
Americas (excluding Untied States) (1)	21,249	18,724	65,747	59,181
Europe and Middle East (1)	139,140	116,783	385,230	318,871
Asia Pacific (1)	45,788	31,306	130,742	106,399
Total net revenue	$345,763	$304,199	$1,035,625	$902,756
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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 20

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

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Balance at beginning of period	$11,274	$21,667	$15,149	$15,937
Share of net income	237	114	935	838
Share of other comprehensive income (loss)	(71)	48	103	(146)
Dividend paid	—	(2,202)	(494)	(3,362)
Change in redemption value	(1,095)	6,684	(5,348)	13,044
Purchase of additional ownership interest	—	(20,452)	—	(20,452)
Other (1)	—	8,528	—	8,528
Balance at end of period	$10,345	$14,387	$10,345	$14,387
(1)
This amount represents the reclassification of 19% ownership of iDisplay from noncontrolling interest (presented within permanent equity) to RNCI (presented within temporary equity), effective on the Closing Date of the Additional Purchase Transaction as further described above.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 21

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

Overview

We are a leading global provider and innovator of high-performance products for gamers and digital creators, such as streamers, vloggers and broadcasters, many of which build their own PCs using our components. Our industry-leading gaming products help digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming products enable creators, particularly streamers, to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. Our solution is the most complete suite of products that address the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE and our web-based Corsair Web Hub for gamers and the Elgato streaming suite for content creators, including our Stream Deck control software, which provide unified, intuitive performance, and aesthetic control and customization across their respective product families. We also offer digital services to enhance the customer experience by integrating esports, Elgato's marketplace, customer care and extended warranty into our product offerings.

We group our products into two categories (operating segments):

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones, teleprompters, and audio interfaces, our Facecam streaming cameras, studio accessories, command center displays, sim racing products, and gaming furniture, among others.
•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and gaming monitors, among others.

Summary of Financial Results

Our net revenue was $345.8 million and $304.2 million for the three months ended September 30, 2025 and 2024, respectively. Our gross margin was 26.9% and 22.9% for the three months ended September 30, 2025 and 2024, respectively. We had a net loss of $10.4 million and $51.6 million for the three months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, we had cash and restricted cash, in the aggregate of $66.1 million and the principal balance outstanding on our June 2030 Term Loan was $123.4 million. Cash generated from operations was $12.0 million and cash used in operations was $19.7 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 22

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

Since February 2025, the U.S. government has proposed and in certain cases implemented new, substantial tariffs on imports to the United States from various countries, including Taiwan, China and Vietnam, where we manufacture or source our products. These tariffs and any retaliatory actions from other countries have created a volatile environment for global trade. As a global company with a flexible and multi-location manufacturing base, we are actively working to mitigate the potential supply chain challenges. Our products are manufactured in several countries, including the United States, through a combination of our own factories and a network of reliable assembly subcontractors, and we have in the past demonstrated our ability to shift production locations with minimal disruptions to our business. During the first nine months of 2025, the impact of new tariffs on our business was not material to our condensed consolidated financial statements. However, there can be no assurances that we will continue to be successful in mitigating any negative impacts arising from the evolving global tariff landscape. We expect the global tariff environment to remain volatile throughout 2025, and we are actively monitoring developments in global tariffs and will continue to evaluate the potential impact on our business and financial condition, as well as on our suppliers, and the actions we may take to mitigate any impact. For our risk factor related to the impact of tariffs, see “Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs, as well as retaliatory responses, may have adverse impacts on our business, results of operations and financial condition.” Under Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. We believe these trends will over time bring more gamers and creators to purchase dedicated hardware and help grow the market for peripheral products. The growth of these markets will not be linear, as these markets are impacted by macroeconomic and consumer confidence, amongst other conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the timing of release of new game titles and next-generation CPUs and GPUs, as discussed in the bullet below. As for our Gamer and Creator peripherals segment, we saw continued growth from last year, primarily from our acquisition and integration of the new Fanatec business, which fully complements our sim racing chassis, gaming PCs, gaming and streaming peripherals, and monitors, and has expanded our product offerings in these markets. For the rest of 2025, we expect our Fanatec products to continue to draw key specialist retailers, further expanding our reach in the enthusiast gaming market.
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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 23

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

Impact of Customer Concentration and Shipping Costs

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 29.3% and 31.5% of our net revenue for the nine months ended September 30, 2025 and 2024, respectively, and sales to our ten largest customers accounting for approximately 50.4% and 53.4% of our net revenue for the nine months ended September 30, 2025 and 2024, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue for 2024 and for the nine months ended September 30, 2025 was favorably impacted by the release of 78 and 80 new products, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first half of the year due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products. Further, our net revenue tends to be higher in the second half of the year due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the release of high-profile games, including the annual release of popular gaming franchises in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year. Historical seasonal patterns may not continue in the future and may be further impacted in the future by macroeconomic factors, including trade policy and tariffs, increasing supply constraints, GPU shortages, and shifts in customer behavior.

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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 24

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net revenue	$345,763	$304,199	$1,035,625	$902,756
Cost of revenue	252,667	234,538	754,296	683,371
Gross profit	93,096	69,661	281,329	219,385
Operating expenses:
Sales, general and administrative	82,032	74,072	254,304	224,677
Product development	16,691	16,533	51,838	50,585
Total operating expenses	98,723	90,605	306,142	275,262
Operating loss	(5,627)	(20,944)	(24,813)	(55,877)
Other (expense) income:
Interest expense	(2,053)	(3,011)	(7,205)	(10,138)
Interest income	197	297	1,407	3,020
Other expense, net	(829)	(910)	(6,632)	(1,887)
Total other expense, net	(2,685)	(3,624)	(12,430)	(9,005)
Loss before income taxes	(8,312)	(24,568)	(37,243)	(64,882)
Income tax expense	(2,080)	(27,018)	(3,772)	(21,240)
Net loss	(10,392)	(51,586)	(41,015)	(86,122)
Less: Net income attributable to noncontrolling interest	237	122	935	1,345
Net loss attributable to Corsair Gaming, Inc.	$(10,629)	$(51,708)	$(41,950)	$(87,467)

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 25

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.1	77.1	72.8	75.7
Gross profit	26.9	22.9	27.2	24.3
Operating expenses:
Sales, general and administrative	23.7	24.3	24.6	24.9
Product development	4.8	5.4	5.0	5.6
Total operating expenses	28.5	29.7	29.6	30.5
Operating loss	(1.6)	(6.8)	(2.4)	(6.2)
Other (expense) income:
Interest expense	(0.6)	(1.0)	(0.7)	(1.1)
Interest income	0.1	0.1	0.1	0.3
Other expense, net	(0.2)	(0.3)	(0.6)	(0.2)
Total other expense, net	(0.7)	(1.2)	(1.2)	(1.0)
Loss before income taxes	(2.3)	(8.0)	(3.6)	(7.2)
Income tax expense	(0.6)	(8.9)	(0.4)	(2.4)
Net loss	(2.9)	(16.9)	(4.0)	(9.6)
Less: Net income attributable to noncontrolling interest	0.1	—	0.1	0.1
Net loss attributable to Corsair Gaming, Inc.	(3.0)%	(16.9)%	(4.1)%	(9.7)%

Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net revenue	$345,763	$304,199	$1,035,625	$902,756

Net revenue increased by 13.7% and 14.7% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods last year.

The increase in net revenue in the three-month period was due to a 15.3% increase in sales for our Gaming Components and Systems segment, and a 10.5% increase in sales for our Gamer and Creator Peripherals segment.

The increase in net revenue in the nine-month period was due to a 18.1% increase in sales for our Gaming Components and Systems segment, and a 8.0% increase in sales for our Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except percentages)
Gross profit	$93,096	$69,661	$281,329	$219,385
Gross margin	26.9%	22.9%	27.2%	24.3%

Gross margin increased by 400 bps for the three months ended September 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 250 bps increase from an improved product mix and the inclusion of post-acquisition revenue from our September 2024 Fanatec Acquisition, and a 150 bps increase from lower inventory reserves.

Gross margin increased by 290 bps for the nine months ended September 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 180 bps increase from an improved product mix and the inclusion of

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 26

post-acquisition revenue from our September 2024 Fanatec Acquisition, and a 110 bps increase from lower inventory reserves.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to the “Segment Results” section below.

Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Sales, general and administrative	$82,032	$74,072	$254,304	$224,677

SG&A expenses increased by $8.0 million, or 10.7%, for the three months ended September 30, 2025 as compared to the same period last year primarily due to a $3.3 million increase in marketing and advertising costs, a $3.0 million increase in personnel-related cost, a $2.5 million increase in distribution costs from higher sales volume, and a $2.0 million increase in facilities and maintenance expense. These increases were partially offset by a $1.9 million decrease in stock-based compensation, and a $1.4 million decrease in legal and other professional service expenses.

SG&A expenses increased by $29.6 million, or 13.2%, for the nine months ended September 30, 2025 as compared to the same period last year primarily due to a $10.5 million increase in distribution costs from higher sales volume, a $9.4 million increase in marketing and advertising costs, a $6.5 million increase in personnel-related cost, a $3.4 million increase in facilities and maintenance expense, a $3.0 million increase in provision for doubtful accounts, and a $1.5 million increase in stock-based compensation expense. These increases were partially offset by a $6.8 million decrease in legal and other professional service expenses, mainly due to the one-time legal settlement cost that was recognized in the nine months ended September 30, 2024.

Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Product development	$16,691	$16,533	$51,838	$50,585

Product development expenses increased by $0.2 million, or 1.0%, for the three months ended September 30, 2025 as compared to the same period last year primarily due to a $1.0 million increase in personnel-related cost, which was partially offset by a $0.5 million decrease in the allocation of corporate IT-related and facility-related costs, and a $0.3 million decrease in stock-based compensation expense.

Product development expenses increased by $1.3 million, or 2.5%, for the nine months ended September 30, 2025 as compared to the same period last year primarily due to a $2.0 million increase in consulting and contractor costs and a $1.6 million increase in personnel-related cost. These increases were partially offset by a $1.1 million decrease in the allocation of corporate IT-related and facility-related costs, a $0.9 million decrease in depreciation expense, and a $0.6 million decrease in stock-based compensation expense.

Interest Expense, Interest Income and Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Interest expense	$(2,053)	$(3,011)	$(7,205)	$(10,138)
Interest income	197	297	1,407	3,020
Other expense, net	(829)	(910)	(6,632)	(1,887)

Interest expense decreased by 31.8% and 28.9% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods last year primarily due to lower principal balance on our term loans combined with lower interest rates.

Interest income decreased by 33.7% and 53.4% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods last year primarily due to lower cash balance in our interest-bearing account combined with lower interest rates.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 27

Other expense, net for the nine months ended September 30, 2025 included a $2.6 million reversal of bargain purchase gain from the Fanatec Acquisition that was recognized in the prior year. The remainder of other expense, net for the three and nine months ended September 30, 2025 and 2024 was primarily comprised of foreign exchange gains and losses on cash, accounts receivable and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure was primarily driven by fluctuations in the foreign currency exchange rates of the Euro, British Pound, and Taiwan Dollar.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except percentages)
Loss before income taxes	$(8,312)	$(24,568)	$(37,243)	$(64,882)
Income tax expense	(2,080)	(27,018)	(3,772)	(21,240)
Effective tax rate	(25.0)%	(110.0)%	(10.1)%	(32.7)%

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

Our effective tax rates were tax expense of (25.0)% and (110.0)% for the three months ended September 30, 2025 and 2024, respectively. The change in our effective rate in the three-month period was primarily due to an income tax provision of $28.0 million for valuation allowance recorded against our U.S. federal and state deferred tax assets in the three months of September 30, 2024, as well as a change in the mix of income and losses in the various tax jurisdictions in which we operate.

Our effective tax rates were tax expense of (10.1)% and (32.7)% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in our effective rate in the nine-month period was primarily due to an income tax provision of $28.0 million for valuation allowance recorded against our U.S. federal and state deferred tax assets in the nine months of September 30, 2024, as well as a change in the mix of income and losses in the various tax jurisdictions in which we operate.

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

On July 4, 2025, the U.S. congressional reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBB”) was signed into law, which includes a broad range of tax reform provisions that may affect our financial results. The OBBB primarily makes permanent many of the tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017 and introduces modifications to certain U.S. corporate tax provisions. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As the OBBB Act was enacted during the quarter ended September 30, 2025, the Company is required, in accordance with U.S. GAAP, to record the effects of the new legislation in the period of enactment. We have completed a provisional analysis of the OBBB’s impact on our deferred tax assets and liabilities. As a result of the provisional analysis, the Company has concluded a U.S. taxable loss of $45 million for the nine months ended September 30, 2025, primarily due to the reinstatement of the immediate expensing of research and experimental costs; however, there is no net impact to our tax provision for the three and nine months ended September 30, 2025 due to our current U.S valuation allowance position.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 28

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024

Gamer and Creator Peripherals Segment	$112,660	32.6%	$101,966	33.5%	$327,275	31.6%	$303,168	33.6%
Gaming Components and Systems Segment
Memory Products	117,179	33.9	96,979	31.9	363,242	35.1	303,640	33.6
Other Component Products	115,924	33.5	105,254	34.6	345,108	33.3	295,948	32.8
	233,103	67.4	202,233	66.5	708,350	68.4	599,588	66.4
Total Net Revenue	$345,763	100.0%	$304,199	100.0%	$1,035,625	100.0%	$902,756	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased by 10.5% and 8.0%, respectively, for the three and nine months ended September 30, 2025 as compared to the same periods last year. The increases were primarily due to the inclusion of post-acquisition revenues from our September 2024 Fanatec Acquisition, and the success of recent new product launches.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment increased by 15.3% and 18.1%, respectively, for the three and nine months ended September 30, 2025 as compared to the same periods last year. These increases were primarily due to an increase in demand for our memory products and our other component products in the self-built PC market, which was driven by the launch of the new generation of GPUs and CPUs in early 2025.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024

Gamer and Creator Peripherals Segment	$44,292	39.3%	$39,032	38.3%	$131,795	40.3%	$118,374	39.0%
Gaming Components and Systems Segment
Memory Products	19,632	16.8	10,409	10.7	59,802	16.5	37,889	12.5
Other Component Products	29,172	25.2	20,220	19.2	89,732	26.0	63,122	21.3
	48,804	20.9	30,629	15.1	149,534	21.1	101,011	16.8
Total Gross Profit	$93,096	26.9%	$69,661	22.9%	$281,329	27.2%	$219,385	24.3%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased by 100 bps for the three months ended September 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 240 bps increase from an improved product mix and the inclusion of post-acquisition revenue from our September 2024 Fanatec Acquisition, and a 200 bps increase from lower inventory reserves. These increases were partially offset by a 140 bps decrease from higher return and rework costs, a 130 bps decrease from higher tariff costs, and a 90 bps decrease from lower factory utilization.

The gross margin of the Gamer and Creator Peripherals segment increased by 130 bps for the nine months ended September 30, 2025 as compared to the same period last year primarily attributable to an improved product mix and the inclusion of post-acquisition revenue from our September 2024 Fanatec Acquisition.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 29

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment increased by 580 bps for the three months ended September 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 300 bps increase from an improved product mix and higher average selling prices, a 150 bps increase from lower spending on promotional activities as a proportion to revenue, and a 120 bps increase from lower inventory reserves.

The gross margin of the Gaming Components and Systems segment increased by 430 bps for the nine months ended September 30, 2025 as compared to the same period last year. The increase was primarily attributable to a 270 bps increase from an improved product mix and higher average selling prices, a 80 bps increase from lower inventory reserves, and a 70 bps increase from improved factory utilization.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when necessary, through debt facilities and issuance of equity securities. As of September 30, 2025, our principal sources of liquidity were cash and restricted cash, in aggregate of $66.1 million, and our borrowing capacity under the June 2030 Revolving Facility (as defined under “Capital Resources” below) of $99.8 million.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, and selective mergers and acquisitions.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at September 30, 2025, supplemented with the borrowing capacity under our June 2030 Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash provided by (used in):
Operating activities	$11,952	$(19,678)
Investing activities	(10,124)	(50,541)
Financing activities	(47,398)	(46,616)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $12.0 million and consisted of a net inflow from non-cash adjustments of $68.3 million and was partially offset by a net loss of $41.0 million and a net cash outflow of $15.3 million from changes in our net operating assets and liabilities. The non-cash adjustments primarily consisted of amortization of intangibles, depreciation, stock-based compensation expense, provision for doubtful accounts, and the reversal of the Fanatec Acquisition bargain purchase gain previously recognized in the year ended December 31, 2024. The net cash outflow from changes in our net operating assets and liabilities was primarily related to higher inventory purchases as we prepare for year-end sales, as well as a decrease in other liabilities and accrued expenses primarily due to a reduction in the accruals for operating expenses and accruals for customer incentives programs and sales returns with lower revenues. These net cash outflow were partially offset by an increase in accounts payable due to an increase in inventory purchases and the timing of payments, as well as a decrease in accounts receivable from lower revenue.

Net cash used in operating activities for the nine months ended September 30, 2024 was $19.7 million and consisted of a net loss of $86.1 million and a net cash outflow of $10.3 million from changes in our net operating assets and

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 30

liabilities, offset partially by non-cash adjustments of $76.8 million. The net cash outflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts payable due to timing of payments and a decrease in other liabilities and accrued expenses mainly due to a reduction in the accruals needed for sales returns and customer incentives with lower revenues, and lower bonus, as well as an increase in inventories as we prepared for year-end sales. These net cash outflows were partially offset by a decrease in accounts receivable from lower revenue. The non-cash adjustments primarily consisted of amortization of intangibles, depreciation and stock-based compensation expense, as well as changes in deferred income taxes.

Cash Flows from Investing Activities

Cash used in investing activities was $10.1 million for the nine months ended September 30, 2025 for capital expenditure.

Cash used in investing activities was $50.5 million for the nine months ended September 30, 2024 and primarily consisted of $43.1 million cash used for the Fanatec Acquisition (refer to Note 4, “Business Combinations” for more information on the Fanatec Acquisition), $8.4 million of capital expenditure, partially offset by $1.0 million cash received from escrow for the purchase price adjustment related to the Drop Acquisition.

Cash Flows from Financing Activities

Cash used in financing activities was $47.4 million for the nine months ended September 30, 2025 and consisted of $51.3 million repayment of debt and debt issuance costs, $1.1 million payment of taxes related to net share settlement of equity awards, and $0.5 million payment of dividends to noncontrolling interest, partially offset by $5.5 million proceeds received from the issuance of shares through the employee equity incentive plans.

Cash used in financing activities was $46.6 million for the nine months ended September 30, 2024 and primarily consisted of $21.3 million repayment of debt, $19.8 million purchase of additional ownership interest in iDisplay (refer to Note 14, "Redeemable Noncontrolling Interest" for more information on the additional ownership interest purchase), $4.9 million settlement of deferred consideration related to a prior business acquisition in 2019, $5.2 million payment of dividends to noncontrolling interest, and $0.6 million payment of taxes related to net share settlement of equity awards, partially offset by $5.1 million proceeds received from the issuance of shares through the employee equity incentive plans. During the nine months ended September 30, 2024, we borrowed $21.5 million from our Revolving Facility to fund our operations and the full amount was repaid within the same period.

Capital Resources

On September 3, 2021, we refinanced our First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. The Credit Agreement provided for a $100.0 million five-year revolving credit facility maturing in September 2026 (the “September 2026 Revolving Facility”) and a $250.0 million five-year term loan facility maturing in September 2026 (the “September 2026 Term Loan”). The Credit Agreement also permitted, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. Prepayment of the September 2026 Term Loan and the September 2026 Revolving Facility was permitted at any time without premium or penalty. We prepaid $42.8 million and $12.5 million of the September 2026 Term Loan principal in the nine months ended September 30, 2025 and in the year ended December 31, 2024, respectively.

On June 30, 2025, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. to refinance the Credit Agreement. The Amended and Restated Credit Agreement provides for total commitments of $225.0 million, consisting of a $100.0 million five-year revolving credit facility maturing on June 30, 2030 (the “June 2030 Revolving Facility”) and a $125.0 million five-year term loan facility maturing on June 30, 2030 (the “June 2030 Term Loan”). The Amended and Restated Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $125.0 million. On June 30, 2025, the outstanding balance of the September 2026 Term Loan under the Credit Agreement of $125.0 million was carried over to the Amended and Restated Credit Agreement and will be repayable according to the new payment schedule under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement has a variable rate structure. According to the provisions of the Amended and Restated Credit Agreement, the June 2030 Term Loan and June 2030 Revolving Facility each bears interest at our election, at either (a) term Secured Overnight Financing Rate ("SOFR") plus a percentage spread (ranging from 1.50% to 2.50%) based on our total net leverage ratio or (b) the base rate (as described in the Restated Credit Agreement as

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 31

the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month term SOFR plus 1.0%) plus a percentage spread (ranging from 0.50% to 1.50%) based on the our total net leverage ratio.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of September 30, 2025 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$148,957	$12,501	$23,064	$113,392	$—
Inventory-related purchase obligations (2)	85,544	85,544	—	—	—
Operating lease obligations (3)	80,819	14,942	18,726	14,891	32,260
Other purchase obligations (4)	9,666	8,779	887	—	—
Total	$324,986	$121,766	$42,677	$128,283	$32,260
(1)
Amounts represent the principal cash payments as of September 30, 2025 of our June 2030 Term Loan based on the repayment schedule according to the Amended and Restated Credit Agreement and the expected interest payments associated with the June 2030 Term Loan. See Note 7, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of September 30, 2025, we had $3.7 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of September 30, 2025, we had cash and restricted cash of $66.1 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of September 30, 2025, under the Amended and Restated Credit Agreement, we had $123.4 million (face value) outstanding on the June 2030 Term Loan which bears interest at variable market rates, primarily SOFR. A significant change in these market rates may adversely affect our operating results. As of September 30, 2025, a hypothetical 100 basis point change in interest rates would result in a change to the annual interest expense by approximately $1.2 million.

Foreign Currency Risk

Approximately 20.2% of our net revenue for the nine months ended September 30, 2025 was denominated in foreign currencies, primarily Euro, and to a lesser extent, the British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Taiwan, and China. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro and British Pound denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $24.3 million and $35.2 million as of September 30, 2025 and December 31, 2024, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other expense, net was $(4.3) million and $(1.9) million for the nine months ended September 30, 2025 and 2024, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $0.3 million in our condensed consolidated financial statements for the nine months ended September 30, 2025.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 33

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 34

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) On September 15, 2025, Michael Potter, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act (the “Trading Plan”). The Trading Plan is for the sale of up to 767,934 shares of our common stock subject to options granted pursuant to our equity incentive plans, as well as shares of common stock subject to restricted stock units (“RSUs”) also granted pursuant to our equity incentive plans, in amounts and prices determined in accordance with formulae set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and September 15, 2026.

The number of shares of common stock subject to RSUs previously granted to Mr. Potter (the “RSU Shares”) to be sold pursuant to the Trading Plan vest at various dates between July 2, 2023 and August 18, 2026. As a result, the aggregate number of RSU Shares that will be sold under the Trading Plan is not yet determinable, because each of the planned sale amounts is equal to a certain percentage of the shares underlying the RSU award, that have vested pursuant to the RSU award terms, net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 35

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

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: November 4, 2025	By:	/s/ Michael G. Potter
Michael G. Potter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Corsair Gaming, Inc. | Q3 2025 Form 10-Q | 37