Form 10-K
period 2025-12-31
Corsair Gaming, Inc.
filed 2026-02-25
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recent second fiscal quarter, was $435,256,370 based on the closing price as reported by the Nasdaq Global Select Market.

As of February 12, 2026, 106,662,337 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended December 31, 2025, are incorporated by reference in Parts II and III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Auditor Name:	KPMG LLP	Auditor Location:	Santa Clara, California	Auditor Firm ID:	185

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Annual Report on Form 10-K and relate to matters such as our industry, business strategy, business model, optimization of our product mix, growth, user engagement, goals and expectations concerning our market position and market share, inventory management and supply chain flexibility, global expansion, future acquisitions and pursuant of leadership positions in premium categories, our direct to consumer business model, future operations, margins, revenue, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases to identify the forward-looking statements.

The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, geopolitical, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission (the “SEC”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

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

We have served the market for three decades and we believe many of our products maintain leading market share positions, according to external market data and internal estimates. We have built a passionate base of loyal customers due to our brand authenticity and reputation as a provider of innovative and finely engineered products that deliver a high level of performance.

Our solution is the most complete suite of products among our major competitors and addresses the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE for gamers and the Elgato software suite for content creators, including our Stream Deck control software. These software platforms provide unified, intuitive performance, aesthetic control and customization across their respective product families. We also offer digital services to enhance the customer experience by integrating esports, Elgato's marketplace, customer care and extended warranty into our product offerings.

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
•
Gaming Components and Systems. Includes our high-performance power supply units (“PSUs”), cooling solutions, computer cases, and dynamic random access memory (“DRAM”) modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and AI workstations, among others.

Our products are sold to end users worldwide through our retail channel or our direct-to-consumer channel. In our retail channel, we distribute our products either directly to the retailer, such as Amazon and Best Buy, or through distributors.

We believe our brand, scale, product ecosystem, and global reach provide significant competitive advantages and will allow us to continue to capture a growing share of the expanding gaming, streaming and sim racing market. We believe we can continue to grow by offering market-leading products to gamers, creators, and sim racing enthusiasts, expanding the breadth of our product suite to meet the needs of our customers, continuing to invest in marketing, product innovation and sales, and selectively pursuing accretive acquisitions, such as the ten acquisitions we have completed since 2018, including the Fanatec acquisition in September 2024. The Fanatec sim racing business is now fully integrated into the larger Corsair operational framework and is leveraging centralized procurement, logistics and an expanding sales channel. Demand for sim racing products remains strong, driven by the growing popularity of Formula 1 (“F1”), new product launches, and channel expansion.

In 2025, we made several executive leadership changes, including the appointment of Thi La, our previous President and Chief Operating Officer, to serve as Chief Executive Officer, effective July 1, 2025, and the appointment of Gordon Mattingly as our new Chief Financial Officer, effective December 2, 2025.

Our Industry

Since the emergence of arcade games in the 1970s, gaming has evolved into a mainstream form of entertainment and now occupies a central role in the global media landscape. According to the Activate Research 2025 report, gaming represents approximately 15% of total consumer internet and media time, exceeding categories such as social media and messaging. We believe the continued growth in gaming engagement, together with the expansion of game streaming, esports, and content creation platforms, supports sustained demand for high-performance gaming and creator hardware. While a significant portion of premium gaming hardware is currently purchased by a relatively small subset of highly engaged users, we believe broader participation across gaming and creator ecosystems presents a meaningful long-term opportunity for hardware adoption.

Corsair Gaming, Inc. | 2025 Form 10-K | 2

The gaming hardware industry experienced a mixed operating environment in 2025. While global macroeconomic conditions remained challenging, including elevated interest rates, persistent inflationary pressures, geopolitical uncertainty, and evolving global trade dynamics, industry demand began to stabilize and improve relative to 2024. In addition, while consumer confidence remained uneven across regions, the gaming market benefited from technology refresh cycles, new product innovation, and continued and heightened engagement driven in part by high-profile game releases and continued strength in leading franchises, including first-person shooter titles such as Call of Duty, Counter-Strike 2, Valorant, and Apex Legends.

A key driver of improved industry momentum in 2025 was the launch of NVIDIA next-generation graphics cards in early 2025, following an extended refresh cycle of approximately 2.5 years. These new 5000 series GPUs, incorporating advanced artificial intelligence (“AI”) architectures, delivered meaningful performance improvements, including higher frame rates at 4K resolution and enhanced ray-tracing capabilities supported by AI-driven frame generation. This technology transition helped stimulate demand for high-performance gaming systems, components, and peripherals, particularly among enthusiasts seeking to upgrade aging hardware. In addition, the release cadence of major game titles improved during 2025, following delays in 2024, which contributed to renewed engagement across PC and console gaming ecosystems. The launch of the Nintendo Switch 2 in June 2025 also contributed to sustained consumer interest and activity and was associated with increased demand for related accessories, including Elgato video capture products, as new console content was streamed across online platforms.

Further, gaming engagement continues to broaden across platforms, including PC, console, cloud gaming, and mobile, with mobile gaming often serving as an entry point and PC and console platforms representing natural upgrade paths for users seeking higher performance and more immersive experiences. As gaming becomes more accessible across a range of devices and price points, a broader base of users is introduced to interactive entertainment, which we believe expands the overall gaming audience and supports long-term demand for higher-performance gaming hardware and peripherals.

In parallel, the digital content creator economy remained strong in 2025, with gaming-related content creation and live streaming continuing to grow across major platforms. Streaming has become an integral part of the gaming ecosystem, driving both audience engagement and monetization opportunities for creators. Platforms such as YouTube, TikTok, and Twitch continue to provide global distribution, community building, and income generation opportunities for creators, reinforcing demand for professional-grade streaming hardware and software. Beyond gaming, streaming and content creation applications have expanded across a wide range of use cases including podcasting, video blogging, interactive fitness, remote learning, and work-from-home, among others. Leading platforms continue to operate at significant global scale, with YouTube reporting approximately 2.7 billion monthly active users and Twitch averaging approximately of 2.5 million concurrent viewers in 2025, each supporting a large and engaged global creator community.

Aspiring gamers and creators aim to reach for the next level of performance and content quality, and we seek to meet this need with Corsair solutions. Competitive gaming rewards speed, precision and reliability. As in other sports, specialized high-performance products such as gaming mice, keyboards, headsets, sim racing products and performance controllers allow digital athletes to perform at their best. Modern games also require significant processing power to render high-resolution graphics and reward the speed and precision of user inputs, driving demand for powerful gaming components and systems. Further, in a world where the ability to create content is democratized and competition for viewer engagement is greater than ever, content creators, particularly streamers, are increasingly seeking ways to maximize the quality of their video capture and broadcasting, which requires specialized high-performance products.

Competitive gamer performance needs are being met with the latest technology, such as ultra-precise optical sensors in gaming mice, very low actuation distances in gaming keyboard switches, customizable rear paddles on performance controllers, liquid cooling solutions for high-performance processors and overclocked DRAM modules to process graphically complex games. Similarly, creators' broadcast needs are being met with professional audio/visual products as audience demand for high-quality viewing experiences has grown, and continues to grow, significantly. Further, Stream Deck studio control interfaces have become a mainstay in broadcast and gaming setups as hardware and software integration has become critical for gamers and creators who need all their devices to work together harmoniously. Finally, gamers and creators need the ability to customize their products, which we believe is best delivered via a software platform that seamlessly unifies control across devices. Our two proprietary software ecosystems, iCue and Elgato software suite, cover the broadest range of gaming components, peripherals, and streaming products, which we believe are unmatched by anything else in the market.

Our Competitive Strengths

We are a leading global provider and innovator of high-performance gaming products. We believe that we have a strong position in our target markets, which consist of gamer and creator peripherals, and gaming components and systems markets, as a result of the following competitive strengths:

•
Leading brand recognition for performance drives strong customer loyalty. Since our founding in 1994, we have shipped more than 320 million units of gaming and creator products as of December 31, 2025, and actively nurtured a passionate and engaged global customer base by maintaining a long history of delivering innovative, finely engineered

Corsair Gaming, Inc. | 2025 Form 10-K | 3

products that have expanded the frontiers of gaming performance. As a result, we believe we have established ourselves as a leading brand among gaming enthusiasts and creators, many of whom are active and prominent in esports and broadcasting, and act as ambassadors for our brands.
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
•
Differentiated software-driven ecosystem. We have developed a software-driven ecosystem designed to integrate our hardware products, enhance user performance and workflow efficiency. At the center of our creator and streaming ecosystem is the Stream Deck platform, which enables creators, streamers, and gamers to control applications, automate workflows, and access customizable commands through programmable hardware interfaces and an expanding set of third-party integrations. Stream Deck functions as a scalable control layer across gaming, streaming, and content creation environments. In addition, our iCUE software platform is designed for PC builders and performance-focused users, providing centralized system monitoring, performance optimization, cooling control, and RGB configuration across compatible Corsair components and peripherals. iCUE functionality can also be accessed and controlled through Stream Deck integrations, enabling users to manage system settings and performance workflows within a unified interface.
•
Elgato Marketplace. The Elgato Marketplace is a digital platform that enables users to discover, download, and purchase plugins, digital assets, profiles, and workflow integrations designed primarily for use with Stream Deck and other Elgato products. The marketplace also allows third-party developers and content creators to distribute and monetize compatible digital products and integrations. By expanding available functionality and customization options, and by facilitating ongoing content and integration updates, the Elgato Marketplace enhances the extensibility of the Stream Deck ecosystem and supports continued user engagement over time.
•
Global sales and distribution network. We have developed a comprehensive worldwide marketing and distribution network. In this global network, we have established a multichannel sales model and have long-standing relationships with distributors and retailers globally, as well as direct-to-consumer sales channels. We currently ship to 74 countries across six continents, with our products being sold at leading retailers including Amazon, Best Buy and Walmart. In 2025, sales to the Americas, EMEA and Asia Pacific represented 49.1%, 38.4% and 12.5% of net revenue, respectively.
•
Management team of visionary leaders with deep industry experience and proven ability to execute. We have a strong management team of experienced and talented executives with a track record of execution and deep industry knowledge.

Our Growth Strategy

We intend to grow our business by improving the quality of our growth, expanding our market opportunity, and further differentiating our ecosystem of high-performance gaming and creator products. Key components of our strategy include:

•
Improve the quality of growth through optimizing product mix, innovation, and platform expansion. We are prioritizing products in our higher-engagement Gamer and Creator Peripherals segment, supported by a steady cadence of innovative product launches across premium categories. At the same time, we continue to actively manage our Gaming Components and Systems segment as our core business, leveraging scale, operational expertise, and brand strength to drive revenue and expand market share. We believe this balanced approach enhances margin profile, recurring engagement, and long-term customer lifetime value.
•
Scale our software-driven ecosystem, led by Stream Deck. At the center of our creator ecosystem is the Stream Deck platform, we plan to further expand the platform by enhancing its ability to enable users to control applications, automate workflows, and integrate third-party services through programmable hardware and software interfaces. We intend to accelerate the growth of the Elgato Marketplace to further expand this ecosystem by incentivizing developers and creators to distribute and monetize compatible digital products and integrations. Together, these platforms are designed to enhance functionality, increase user engagement, and capture new opportunities for recurring digital revenue. Separately, we plan to broaden the capabilities of our iCUE software platform to better serves PC builders and performance-focused users through more advanced centralized system monitoring, optimization, cooling control, and RGB configuration and by enhancing integration between Stream Deck and iCUE allowing users to manage performance workflows across compatible products within a unified environment.

Corsair Gaming, Inc. | 2025 Form 10-K | 4

•
Drive margin expansion through operational discipline and platform leverage. We plan to continue to focus on disciplined inventory management, supply chain flexibility, and cost optimization to mitigate the impact of macroeconomic volatility, semiconductor constraints, and trade dynamics and regulations. At the same time, we plan to scale higher-margin platforms, premium product categories, and digital ecosystem engagement enhances operating leverage and supports margin expansion over time.
•
Expand our direct-to-consumer business model. We intend to increase investment in digital and physical consumer touchpoints to deepen engagement and strengthen customer relationships. Through e-commerce, social engagement, our first immersive retail experience store in California, and our direct brands including Origin, SCUF, Drop, and Fanatec, we continue to grow our direct-to-consumer presence. We believe expanding direct engagement improves conversion, enhances brand loyalty, and provides insights that inform product development and go-to-market execution, while retail channel partners remain an important part of our distribution strategy.
•
Expand into adjacent and premium categories. We have successfully entered new categories, including streaming and creator solutions, console controllers, custom systems, and sim racing hardware. Our acquisition of Fanatec expanded our presence in high-performance sim racing, and we intend to continue to pursue leadership positions in premium categories where performance differentiation supports pricing strength and margin improvement.
•
Strengthen industry partnerships and ecosystem integration. We collaborate with hardware manufacturers, game publishers, esports organizations, and creators to enhance ecosystem compatibility and product visibility. Strategic partnerships and co-branded initiatives support engagement across gaming and creator communities and reinforce our brand positioning in performance-oriented segments.
•
Continue global expansion. We serve customers in more than 70 countries and we plan to continue investing in sales, marketing, and distribution infrastructure to expand our presence in the Americas, Europe, and Asia Pacific. We view international expansion as a long-term growth opportunity.
•
Selectively pursue complementary acquisitions. We intend to continue evaluating and pursuing acquisitions that strengthen our ecosystem, that expand product capabilities, enhance software platforms or increase our presence in higher-growth or higher-margin categories. Our prior acquisitions have diversified our offerings, broadened our customer base, and strengthened our brand and global footprint. We will remain disciplined in evaluating potential opportunities.

Our Solutions

We design our high-performance products to address the needs of gamers and creators. To help our customers perform at their peak, whether at work, in game or on camera, we have developed the industry’s most complete integrated ecosystem of gamer and creator peripherals and high-performance gaming components and systems. We have an extensive product portfolio, with 34 primary product lines.

•
Gamer and Creator Peripherals. Our gamer and creator peripherals seek to provide the fastest, highest fidelity, and most seamless interface between digital athletes and their game, and content creators and their viewers. Our solutions include our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which include capture cards, Stream Decks, microphones and audio interfaces, our Facecam streaming cameras, studio accessories, command center displays, sim racing products, and gaming furniture, among others.
•
Gaming Components and Systems. We develop and sell high-performance gaming components to help gamers and creators build their own custom gaming PCs. We also develop and sell complete high-performance gaming PCs and laptops using our gaming components. Our prebuilt systems and user-built systems are designed to deliver maximum performance, while also providing our customers the aesthetic design and customizability they demand. Our solutions include our PSUs, cooling solutions, computer cases, SSD and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and AI workstations, among others.
•
PC Gaming Software. Our product offering is supported by two primary proprietary software ecosystems: iCUE, designed for gamers and PC performance enthusiasts, and the Elgato software suite, designed for content creators and streamers. These platforms provide unified performance management, workflow control, and customization across compatible product families. Our iCUE software platform enables centralized system monitoring, performance optimization, cooling control, and RGB configuration across supported Corsair components and peripherals through a single interface. The Elgato software suite includes Stream Deck, Wave Link audio management, Camera Hub configuration software, and Elgato 4K Capture Utility. Stream Deck software enables programmable workflow control and third-party integrations across gaming, streaming, and productivity environments. Wave Link provides digital audio

Corsair Gaming, Inc. | 2025 Form 10-K | 5

mixing and routing functionality for creators. Camera Hub enables configuration and control of supported camera and lighting products. The capture applications support video recording and streaming workflows across platforms. Together, these software platforms enhance hardware integration, expand functionality over time, and support continued engagement within our gaming and creator ecosystems.

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

Marketing

Our marketing efforts are designed to enhance the Corsair, Elgato, Origin, SCUF, Drop and Fanatec brand names, to help us acquire new customers and to increase sales from our existing customers. We have structured our marketing organization to achieve both product- and geography-specific coverage. In addition, our marketing personnel regularly meets with other key industry suppliers such as NVIDIA, Intel, AMD and game publishers in order to ensure that our product development efforts appropriately address the needs of their new products and to discuss trends and changes in the computer technology market.

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

Sales and Distribution

Our products are purchased by gaming enthusiasts and content creators worldwide through either our e-retail and retail channel or our direct-to-consumer channel. In our e-retail and retail channel, we distribute our products either directly to resellers or through key distributors. While we historically have sold our products directly to consumers through our website, following our acquisitions of Origin, SCUF, Drop, and Fanatec, the volume of direct-to-consumer sales has increased as all of these companies primarily generated sales through direct-to-consumer channels. We believe direct-to-consumer sales represent a significant avenue to increase engagement with our customers and to drive growth by facilitating increased market penetration across our product categories. In addition, during 2025 we opened our first immersive retail experience store in California to further support direct customer engagement and showcase our product ecosystem.

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

In 2025, 2024 and 2023, e-retailer Amazon accounted for more than 10% of our net revenue, at 27.4%, 30.9%, and 30.7%, respectively.

Corsair Gaming, Inc. | 2025 Form 10-K | 6

Production and Operations

We believe we have developed a global and scalable production and operations infrastructure that allows us to deliver our products promptly and cost-effectively. We operate a facility in Taiwan where we assemble, test, package and ultimately supply nearly all of our DRAM modules and a significant portion of our customized gaming controllers and liquid cooling products. We also assemble, test, package and ultimately supply our custom-built PCs and fully built PCs from our U.S. facility in Atlanta, Georgia. All of the other products we sell are produced at factories operated by third parties located in Asia. In addition, we outsource storage and shipping to several third-party logistics providers around the world which allows us to reduce order fulfillment time, reduce shipping costs and improve inventory flexibility.

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

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first half of the year due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products. Further, our net revenue tends to be higher in the second half of the year due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the release of high-profile games, including the annual release of popular gaming franchises in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year. Historical seasonal patterns may not continue in the future and may be further impacted by macroeconomic factors, including trade policy and tariffs, increasing supply constraints, semiconductor shortages, delay in the anticipated launch of new or enhanced GPUs and CPUs, and shifts in customer behavior.

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

Over the years, we have added new product categories and we intend to continue to introduce new product categories in the future. To the extent we are successful in adding new product categories, we will confront new competitors, many of which may have more experience, better known brands and greater distribution capabilities in the new product categories and markets than we do. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies. Many of our current and potential competitors, some of which are large, multi-national businesses, have substantially greater financial, technical, sales, marketing, personnel and other resources, and have greater brand recognition than we have. Additionally, we are seeing an increase in the number of low-cost products in the market made by virtually unknown brands with established Asia-based factories that focus on eliminating marketing and distribution costs. Such products appeal to consumers who place less value on brand reputation and associated reliability and accept the associated risks inherent in buying those options, which in turn can result in some share loss for certain of our non-critical components.

Our ability to compete successfully is fundamental to our success in existing and new markets. If we do not compete effectively, demand for our products could decline, our net revenues and gross margin could decrease and we could lose market share, which would seriously harm our business, results of operations and financial condition. See the risk factor under the heading “Risks Related to our Business— We face intense competition, and if we do not compete effectively, we could lose market share, demand for our products could decline and our business may be seriously harmed” in Item 1A of this Form 10-K for further details and a summary of our key competitors.

Corsair Gaming, Inc. | 2025 Form 10-K | 7

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

We believe that our patents and trademarks and their applications are important for maintaining the competitive differentiation of our products and services, enhancing our freedom to sell our products and services in markets in which we choose to participate, and maximizing our return on research and development investments. The expansion of our business has required us to protect our trademarks, domain names, copyrights, and patents. To the extent that we expand our business into new geographic areas, we may be required to protect our trademarks, domain names, copyrights, patents and other intellectual property in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation.

For a discussion of risks attendant to intellectual property rights, see “Risk Factors—Risks Related to our Business—Our future success depends to a large degree upon our ability to defend the Corsair brand and product family brands such as Fanatec, SCUF, Vengeance, K70, Elgato, Origin and iCUE from infringement and, if we are unable to protect our brand and other intellectual property, our business may be seriously harmed” and “Risk Factors—Risks Related to our Business—We are, have in the past been, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could require us to pay damages or royalties and could limit our ability to use certain technologies in the future” in item 1A.

Environmental Matters

Our operations, properties and products are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. We believe, based on current information, that we are in material compliance with environmental laws and regulations applicable to us.

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

Human Capital Resources

As of December 31, 2025, we employed 2,355 persons, including contractors working full-time in our manufacturing operations as well as contractors supporting our software and IT development. None of our U.S. direct employees is currently represented by a labor union or is covered by a collective bargaining agreement with respect to his or her employment. International employees in several European countries covered by statutory collective bargaining agreements represent approximately 1.7% of our total employee population. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 8

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
•
We depend upon the introduction and success of new third-party high-performance computer hardware, particularly graphics processing units (“GPUs”), and central processing units (“CPUs”), and sophisticated new video games to drive sales of our products. If newly introduced GPUs, CPUs and sophisticated new video games are not successful, if the rate at which those products are introduced declines, or if such products are not readily available, our business may be harmed.
•
We face intense competition, and if we do not compete effectively, we could lose market share, demand for our products could decline and our business may be seriously harmed.
•
Our growth prospects are, to a certain extent, connected with the ongoing growth of the gaming and content creation industries, including live game streaming and esports, and any restriction of or decline or reduction in the growth or popularity of the gaming or content creation industries may seriously harm our business.
•
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

Corsair Gaming, Inc. | 2025 Form 10-K | 9

Risks Related to Our Business

Our competitive position and success in the market depend to a significant degree upon our ability to build and maintain the strength of our brands among gaming enthusiasts and creators, and any failure to build and maintain our brands may seriously harm our business.

We regard our brands as a valuable asset, and reinforcing our position as a leading supplier of cutting-edge, high-performance products for gaming and streaming is essential to maintaining and strengthening our brands. This requires that we constantly innovate by introducing new and enhanced products that achieve significant levels of acceptance among gamers. We also need to continue to invest in, and devote substantial resources to, advertising, marketing, customer support and other efforts to create and maintain brand recognition and loyalty among our retailer customers, distributors and gamers. However, product development, marketing and other brand promotion activities may not yield increased net revenue and, even if they do, any increased net revenue may not offset the expenses incurred in building our brands. In addition, we have relationships with celebrities, influencers and other individuals, any negative perception of these individuals on matters unrelated to our business may have a negative impact on our business. Further, certain marketing efforts such as sponsorship of esports athletes, content creators or events could become prohibitively expensive, and as a result these marketing initiatives may no longer be feasible.

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

We believe that the success of our products depends to a significant degree on our ability to identify new features or category opportunities, anticipate technological developments and market trends and distinguish our products from those of our competitors. In order to further grow our business, we also will need to quickly develop, manufacture and ship innovative and reliable new products and enhancements to our existing products in a cost-effective and timely manner to take advantage of developments in enabling technologies and the introduction of new computer hardware, such as new generations of GPUs and CPUs, and computer games, all of which drive demand for our products. In recent years, we have entered into several new markets, for example we have expanded our product ecosystem to include high-performance AI workstations designed for specialized AI workflows, the cameras market for content creators and the sim racing market for gamers, and in the future, we intend to introduce other products designed to appeal to these markets. To the extent we do so, we will likely encounter competition from large, well-known consumer electronics and peripherals companies. Some of these companies have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacture, distribution, promotion, sale and support of their products. If we are unable to anticipate future technological shifts, market needs, , or fail to develop and introduce and distinguish new products or product enhancements, our business, financial condition, and results of operations would be negatively impacted.

We depend upon the introduction and success of new third-party high-performance computer hardware, particularly GPUs and CPUs, and sophisticated new video games to drive sales of our products. If newly introduced GPUs, CPUs and sophisticated new video games are not successful, if the rate at which those products are introduced declines, or if such products are not readily available, our business may be seriously harmed.

The introduction of more powerful GPUs, CPUs and similar computer hardware that place increased demands on other system components, such as memory, PSUs or cooling solutions, has a significant effect on the demand for our products. The manufacturers of those products include large, public, independent companies that we do not influence or control. As a result, our business results

Corsair Gaming, Inc. | 2025 Form 10-K | 10

have and may in the future be materially affected by the timing and frequency with which new high-performance hardware products are introduced by these independent third parties, whether these products achieve widespread acceptance among gamers, whether such products are readily available at affordable prices and whether additional memory, enhanced PSUs or cooling solutions, new computer cases or other peripheral devices are necessary to support those products. Although we believe that, historically, new generations of high-performance GPUs and CPUs have positively affected the demand for our products, there can be no assurance that this will be the case in the future. For example, the introduction of a new generation of highly efficient GPUs and CPUs that require less power or that generate less heat than prior generations may reduce the demand for both our PSUs and cooling solutions. In addition, future GPU launches may increasingly cater towards artificial intelligence (“AI”) and data center sectors, which are designed for parallel processing of workloads and often strip out graphic-specific features essential to gaming. In the past, semiconductor and computer hardware companies have typically introduced new products annually, generally in the second calendar quarter, which has tended to drive our sales in the following two quarters. If computer hardware companies do not continue to regularly introduce new and enhanced GPUs, CPUs and other products that place increasing demands on system memory and processing speed, require larger PSUs or cooling solutions or that otherwise drive demand for computer cases and other peripherals, or if gamers do not accept those products, our business may be seriously harmed.

Sales of our products have also been historically driven by conditions in the computer gaming industry. In particular, our business depends on the introduction and success of computer games with sophisticated graphics that place greater demands on system processing speed and capacity and therefore require more powerful GPUs or CPUs, which in turn drives demand for our DRAM modules, PSUs, cooling solutions and other components and peripherals. Likewise, we believe that the continued introduction and market acceptance of new or enhanced versions of computer games helps sustain consumer interest in computer gaming generally. The demand for our products would likely decline, perhaps substantially, if computer game companies and developers do not introduce and successfully market sophisticated new and improved games that require increasingly high levels of system and graphics processing power on an ongoing basis or if demand for computer games among computer gaming enthusiasts or conditions in the computer gaming industry deteriorate for any reason. As a result, our sales and other operating results fluctuate due to conditions in the market for computer games, and downturns in this market may seriously harm our business.

We face intense competition, and if we do not compete effectively, we could lose market share, demand for our products could decline and our business may be seriously harmed.

We face intense competition in the markets for all of our products. We operate in markets that are characterized by rapid technological change, constant price pressure, rapid product obsolescence, evolving industry standards and new demands for features and performance. We experience aggressive price competition and other promotional activities by competitors in response to declines in consumer demand and excess product supply, or as competitors seek to gain market share. We provide a variety of financial incentive programs to our customers, including special pricing arrangements, promotions, rebates and volume-based incentives, among others. The reserves for such incentive programs are based on our judgment and estimates, using actual sales data, historical experience, forecasted incentives, anticipated volume of future sales, and inventory levels in the channel. There could be significant differences between the actual costs of such programs and our estimates.

Because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies. Many of our current and potential competitors, some of which are large, multi-national businesses, have substantially greater financial, technical, sales, marketing, personnel and other resources and greater brand recognition than we have. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively than we can. In addition, some of our competitors are small or mid-sized specialty companies that can react to changes in industry trends or consumer preferences or introduce new or innovative products more quickly than we can. In addition, new companies may enter our existing or future markets with similar or alternative offerings, which may be less costly or provide additional features. As a result, our product development efforts may not be successful or result in market acceptance of our products. Our primary competitors include:

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

Corsair Gaming, Inc. | 2025 Form 10-K | 11

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

Our growth prospects are, to a certain extent, connected with the ongoing growth of the gaming and content creation industries, including live game streaming and esports, and any restriction of or decline or reduction in the growth or popularity of the gaming or content creation industries may seriously harm our business.

Over the past three decades, gaming and content creation have grown from relatively niche industries to significant segments of the global entertainment industry with a wide following across various demographic groups globally. This growth includes, and has been in part driven by, the rapid expansion of live game streaming by content creators and the growing popularity of professional competitive gaming, also referred to as esports. However, the continued growth of the gaming and content creation industries will depend on numerous factors, many of which are beyond our control, including but not limited to:

•
the continued growth of streaming, including its popularity among fans and aspiring content creators and how it impacts their desire to purchase high-performance gaming and streaming products;
•
the continued growth of esports, including its increasing popularity among fans and amateur esports athletes and how it impacts their desire to purchase high-performance gaming products;
•
general economic conditions, particularly economic conditions adversely affecting consumer sentiment and discretionary consumer spending;
•
social perceptions of gaming, especially those related to the impact of gaming on health and social development;
•
the introduction of legislation or other regulatory restrictions on social media, gaming and the broadcast of live streaming or esports, including restrictions addressing violence in video games and addiction to video games, also referred to as Gaming Disorder by the World Health Organization;
•
economics or monetization of esports performing below expectations, ultimately causing a decrease in outside investments in esports;
•
reduced accessibility of streaming and other gaming video content, whether due to government regulation or restrictions, platform fragmentation, the erection of paywalls, or otherwise;
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
•
the popularity of esports games that do not utilize many of our products, for example games that run on mobile devices or tablets that replace more traditional esports on PCs; and
•
our research and development and the products we sell failing to satisfy the increasing high-performance requirements of competitive gamers or streamers.

Corsair Gaming, Inc. | 2025 Form 10-K | 12

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

The U.S. government has implemented and may continue to implement or propose changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties, along with the imposition of tariffs on a wide range of products and other goods from China, countries in EMEA (Europe, the Middle East and Africa) and other regions. On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President of the U.S. to impose tariffs, invalidating some but not all of the recently imposed tariffs. The President has responded to this ruling by implementing a new 10% tariff on most imports into the United States under the Trade Act of 1974 which will take effect February 24, 2026 and will last for 150 days. Significant uncertainty remains regarding the potential for new tariffs that may be imposed under alternative authority. It is also uncertain how China and other countries may respond to the recent and evolving trade actions, including the previously imposed and proposed additional tariffs and additional trade restrictions on certain imports from the U.S. The current trade relations between the U.S. and China remain volatile and uncertain.

We rely significantly on manufacturing facilities in Taiwan, China and Vietnam. In addition, we and our manufacturers rely on the availability of raw materials and other components to produce a significant amount of our products. The imposition of tariffs and any countermeasures have and may continue to increase the cost of our products, limit the availability of the raw materials or components we use, disrupt the global supply chain, increase market volatility, and create additional challenges to our operations. As a result, the sales, cost, or gross margin of our products may be adversely affected, and the demand from our customers has and may continue to be diminished. In addition, uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.

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

We and our manufacturers rely on an extended third-party supply chain and the availability of raw materials to produce a significant amount of our products. From time to time, we have experienced product shortages due to both disruptions in supply from the third parties that manufacture or supply our products and our inability or the inability of these third-party manufacturers to obtain necessary components, and we may experience similar shortages in the future. For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components driven by the proliferation of AI infrastructure. Our products are dependent

Corsair Gaming, Inc. | 2025 Form 10-K | 13

upon some of these components and a continued shortage may negatively impact our business by increasing lead times and prices from our suppliers, which could adversely affect our results of operations. Increased memory component prices, which have been driven by global semiconductor shortages, may also impact demand in the self-built PC market by increasing costs of builds, which may in turn negatively impact our business and results of operations.

Further, a reduction or interruption in supply, including interruptions due to global pandemics or geopolitical unrest beyond our control, an inability to procure quality raw materials in a cost-effective manner and constrain volatile materials costs, a failure to monitor contract compliance to ensure and sustain sourcing savings, a failure to procure adequate inventory or raw materials from our suppliers or regulatory changes, including recent developments in trade regulations and tariff policies, may lead to delays in manufacturing and increases in costs. Moreover, procurement of many components used in our products is generally the responsibility of the third parties that manufacture our products, and we therefore have limited or no ability to control or influence the procurement process or to monitor the quality of components. Our manufacturers or suppliers may provide us with products or components that do not perform reliably or do not meet our quality standards or performance specifications, are susceptible to early failure or contain other defects. This may seriously harm our reputation, increase our warranty and other costs or lead to product returns or recalls, any of which may seriously harm our business.

Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages that could materially adversely affect our financial condition and operating results. While we have entered into agreements for the supply of many components, there can be no assurance that we will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of components on commercially reasonable terms. Health crises, including pandemics, have led, and could led to quarantines or labor shortages, which may impact the output of key suppliers because of longer production and shipping times, higher product costs, and increased shipping and logistics costs, each of which have historically negatively impacted our gross margins, as well as the need to purchase long-lead time items ahead of demand due to supply constraints.

Any disruption in or termination of our relationships with any of our manufacturers or suppliers or our inability to develop relationships with new manufacturers or suppliers as and when required would cause delays, disruptions or reductions in product shipment and may require product redesigns, all of which could damage relationships with our customers, seriously harm our brand, increase our costs and otherwise seriously harm our business. Likewise, shortages or interruptions in the supply of products or components, including disruptions of shipping lanes or divergence from shipping lanes due to geopolitical events, including recent disruptions in the Red Sea, and the surrounding areas, and the war between Russia and Ukraine, or any inability to procure these products or components from alternate sources at acceptable prices in a timely manner, could delay shipments to our customers and increase our costs, any of which may seriously harm our business. If our customers experience delays or unavailability of our products due to our inability to obtain certain components, this may negatively impact our customers’ ordering patterns. Accordingly, if our supply of components for a new or existing product were delayed or constrained, or if an outsourcing partner delayed shipments of completed products to us, our financial condition and operating results could be materially adversely affected.

Our sales are subject to seasonal fluctuations, which may seriously harm our business. Total unit shipments of our products tend to be higher during the third and fourth quarters of the year.

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the spending patterns of gamers who purchase our products. Our total unit shipments have generally been lowest in the first and second calendar quarters due to lower sales following the fourth quarter holiday season and associated high-profile game launches and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced GPUs, CPUs and other computer hardware products, which usually takes place in the second calendar quarter, and which tends to drive sales in the following two quarters. As a consequence of seasonality, our total unit shipments for the second calendar quarter are generally the lowest of the year, followed by total unit shipments for the first calendar quarter. Our total unit shipments are thus subject to seasonal fluctuations, which may seriously harm our business. Historical seasonal patterns have been impacted in the past, and may be further impacted in the future, by macroeconomic factors including trade regulations and tariffs, increasing supply constraints, semiconductor shortages, delay in the anticipated launch of new or enhanced GPUs and CPUs, and shifts in customer behavior. If historical seasonal fluctuations in sales shift due to evolving spending patterns of gamers, our historical financial results may not be indicative of future performance.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 14

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
•
change in demand for our products due to certain of our products having higher price-points than products supplied by our competitors;
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
•
fluctuations in the available supply of high-performance computer hardware resulting in the increased costs to gamers, which could ultimately lead to decreased demand for our gaming products, due to factors such as component supply shortages or consumers purchasing GPUs for non-gaming purposes such as cryptocurrency mining, the development of AI or in support of data center infrastructure;
•
the war between Russia and Ukraine resulting in shipments of resources from these countries being delayed, or even ceasing, which could cause the GPU shortage to last longer as the production of GPUs requires resources that come from these countries such as highly purified neon gas and palladium, of which Ukraine and Russia, respectively, are the world’s leading exporters;
•
changes in trade relations or the implementation of tariffs or economic and trade sanctions and export restrictions, in particular any tariffs, sanctions or export restrictions affecting trade between the United States and China;
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

Corsair Gaming, Inc. | 2025 Form 10-K | 15

•
the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflicts in Ukraine and the Middle East, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
•
macro-economic fluctuations in the United States and global economies, including those that impact discretionary consumer spending, trade regulations and tariff policies, changes in interest rates or inflation; and
•
changes in business cycles that affect the markets in which we sell our products.

Technological factors. In addition to technological developments directly relating to our products, more generalized changes in technology, including the adoption and proliferation of AI, may have a significant effect on our operating results. For example, our business could be seriously harmed by rapid, wholesale changes in technology in or affecting the markets in which we compete or widespread adoption of cloud computing.

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

Other significant negative effects could include limited growth or reductions in worldwide sales of certain products that incorporate DRAM modules, such as PCs, smartphones and servers, resulting in reduced demand for our products from our customers as they limit or lower their spending and inventory levels. Adverse economic conditions may also reduce our cash flow due to delays in customer payments, increase the risk of customer bankruptcy or business failures and result in increases in bad debt write-offs and receivables reserves.

Other negative effects on our business resulting from adverse economic conditions worldwide may include:

•
higher costs for promotions, customer incentive programs and other initiatives used to stimulate demand;
•
constraints on consumer spending caused by higher inflation, including but not limited to the imposition of tariffs, increased interest rates and exchange rate fluctuations, leading to weaker consumer demand for our products;
•
increased risk of excess and obsolete inventories, which may require write-downs or impairment charges;
•
financial distress or bankruptcy of key suppliers or third-party manufacturers, resulting in insufficient product quantities to meet demand or increases in the cost of producing our products; and
•
financial distress or bankruptcy of key distributors, resellers or retailers.

Depressed economic conditions, whether in our key regional markets or globally, would result in a decline in both product prices and the demand for our products, which may seriously harm our business.

Corsair Gaming, Inc. | 2025 Form 10-K | 16

DRAM integrated circuits account for most of the cost of producing our DRAM modules and fluctuations in the market price and availability of DRAM integrated circuits may have a material impact on our net revenue and gross profit.

DRAM integrated circuits (“ICs”) account for most of the cost of producing our DRAM modules. The market for these ICs is highly competitive and cyclical. Prices of DRAM ICs have historically been subject to volatility over relatively short periods of time due to a number of factors, including imbalances in supply and demand. These fluctuations have occurred in the past and we expect they will recur in the future, which could seriously harm our business. For example, changes in the selling prices of our DRAM modules may have a substantial impact on our net revenue as our performance memory products represents a significant portion of our overall net revenue. In addition, declines in the market price of ICs enable our competitors to lower prices and we will likely be forced to lower our product prices in order to compete effectively, which would have an adverse effect on our net revenue. Further, because we carry inventory of DRAM ICs and DRAM modules, fluctuations in the market price of these ICs can have an effect on our gross margin. For example, declines in the prices of these ICs and their related products have tended to have a negative short-term impact on gross margin of our DRAM modules. In addition, selling prices of our DRAM modules, on the one hand, and market prices of DRAM ICs, on the other hand, may rise or fall at different rates, which may also affect our gross margin. Any of these circumstances would materially adversely affect our net revenue and gross margins.

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

Political instability, global conflict and ongoing wars or military actions could adversely affect our business, financial condition and results of operations.

Although the length, impact and outcome of global conflicts including in Ukraine and the Middle East are highly unpredictable, these conflicts have contributed to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

We are continuing to monitor the situations in Ukraine and the Middle East and assessing the impacts on our business, including our suppliers and customers. We have no way to definitively predict the outcome of the war in Ukraine and the conflict in the Middle East or their impacts in Ukraine, Russia or Belarus, the Middle East, or the surrounding areas, as these conflicts, and any resulting government reactions, are constantly evolving and are beyond our control. The extent and duration of the military action, economic and trade sanctions and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

If we lose or are unable to attract and retain key management, our ability to compete could be seriously harmed and our financial performance could suffer.

Our performance depends to a significant degree upon the contributions of our management team, particularly our Chief Executive Officer and Director. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. To the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so.

We rely on highly skilled personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel our business may be seriously harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals, particularly our marketing personnel, sales force, electrical engineers, mechanical engineers and computer professionals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow, or our business may contract and we may lose market share. Moreover, certain of our competitors or other technology businesses may seek to hire our employees. There can be no assurance that our stock-based and other compensation will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our common stock does not increase or declines. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed. In addition, our business may be adversely affected if legislative or administrative changes to immigration or visa laws and regulations

Corsair Gaming, Inc. | 2025 Form 10-K | 17

impair our hiring processes. Further, we also face significant competition for employees, particularly in the San Francisco Bay Area where our headquarters are located, and as a result, skilled employees in this competitive geographic location can often command higher compensation and may be difficult to hire. In addition, Russia’s invasion of Ukraine, the evolving and potentially difficult to anticipate state of relations between the United States and Russia, and economic and trade sanctions by the United States and the European Union against Russia could have an adverse impact on our research and development efforts as we outsource significant research and development activities to companies in Ukraine.

A significant portion of our net revenue is generated by sales of DRAM modules and any significant decrease in the average selling prices of our DRAM modules would seriously harm our business.

A significant percentage of our net revenue is generated by sales of DRAM modules. Net revenue generated by sales of DRAM modules accounted for a total of 32.3% and 29.2% of our net revenue for the years ended December 31, 2025 and 2024, respectively. As a result, any significant decrease in average selling prices of our DRAM modules, whether as a result of declining market prices of DRAM ICs or for any other reason, would seriously harm our business. Selling prices for our DRAM modules tend to increase or decrease with increases or decreases, respectively, in market prices of DRAM ICs.

Sales to a limited number of customers represent a significant portion of our net revenue, and the loss of one or more of our key customers may seriously harm our business.

A material portion of our net revenues depends on sales to global distributors and retailers. In 2025 and 2024, sales to Amazon accounted for 27.4% and 30.9% of our net revenue, respectively. Sales to our ten largest customers accounted for 49.3% and 53.1% of our net revenue in 2025 and 2024, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us from time to time. These purchase orders may generally be cancelled and orders can be reduced or postponed by the customer. In addition, our customers are under no obligation to continue purchasing from us and may purchase similar products from our competitors, and some of our customer agreements contain “most favored nation” clauses. Further, while we maintain accounts receivables insurance for many of our customers, we do not maintain such coverage for Amazon and others. As a result, if either Amazon or others were to default on their payment to us, and if we were to have substantial accounts receivables balances with such customers outstanding, we would not be covered by insurance, and our business may be seriously harmed. If the financial condition of a key customer weakens, if a key customer stops purchasing our products, or if uncertainty regarding demand for our products causes a key customer to reduce their orders and marketing of our products, our business could be seriously harmed. A decision by one or more of our key customers to change their business requirements or focus, reduce, delay or cancel its orders from us, either as a result of industry conditions or specific events relating to a particular customer or failure or inability to pay amounts owed to us in a timely manner, or at all, may seriously harm our business. In addition, because of our reliance on key customers, the loss of one or more key customers as a result of bankruptcy or liquidation or otherwise, and the resulting loss of sales, may seriously harm our business. Accordingly, unless and until we expand our customer base, our future success will depend upon the timing and volume of business from our largest customers.

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

We maintain limited manufacturing facilities that only assemble certain products such as our DRAM modules, custom built PCs, custom cooling and performance controllers, and as a result, we depend entirely upon third parties to manufacture and supply the products we sell and the components used in our products such as gaming peripherals and gaming components. Our products that are manufactured by outsourced parties are generally produced by a limited number of manufacturers and in some instances is purchased on a purchase order basis. For example, each model of our gaming keyboards, gaming mice, gaming headsets, computer cases, PSUs and cooling solutions is produced by a single manufacturer. During periods when we are implementing new process technologies with our manufacturers, our manufacturers may not be fully productive and may experience higher than acceptable defect rates. Any increases in defects could impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to customers, each of which would have a material and adverse effect on our business and results of operations.

Further, we do not have long-term supply agreements with most of our manufacturers and suppliers. In addition, we carry limited inventory of our products, and the loss of one or more of these manufacturers or suppliers, or a significant decline in production or deliveries by any of them, including as a result of the imposition of trade regulations or tariffs, could significantly limit our shipments of products or prevent us from shipping the products entirely. If one of our exclusive or single-source manufacturers were to stop production, or experience product quality or shortage issues, we may be unable to locate or engage a suitable replacement on terms we consider acceptable and, in any event, there would likely be significant delays and considerable costs involved in transitioning production to a new manufacturer. The process of qualifying a new manufacturer and commencing volume production is

Corsair Gaming, Inc. | 2025 Form 10-K | 18

complex and time-consuming, and such transitions can be disruptive and costly. Our inability to effectively manage the risks associated with our third-party manufacturers could materially adversely impact our business and results of operations.

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

We operate a facility in Taiwan that assembles, tests, packages and ultimately supplies all of our DRAM modules and a significant portion of our cooling solutions, prebuilt and custom gaming systems and custom gaming controllers. We also assemble, test, package and ultimately supply our custom-built PCs and our customized gaming controllers in our U.S. facility. All of the other products we sell, including the components used to assemble our DRAM modules, are produced at factories operated by third parties located in China, Taiwan and countries in Southeast Asia. Further, a majority of the world’s semiconductors, in particular the advanced ones often used in gaming PCs are manufactured in Taiwan. The fact that all of these facilities, manufacturers, suppliers and factories are concentrated in China, Taiwan and countries in Southeast Asia exposes us to geopolitical risks in these areas. As a result, our business is and will continue to be subject to the risks generally associated with international business operations, including compliance with numerous changing, and sometimes conflicting legal regimes.

Production at facilities located in China, Taiwan or Southeast Asia, including our own facility in Taiwan, and deliveries from those facilities, may be adversely affected by tensions, hostilities or trade disputes involving China, Taiwan, the United States or other countries. For example, tensions between the United States and China have led to the United States’ imposition of a series of tariffs, sanctions, and other restrictions on imports from China and sourcing from certain Chinese persons or entities, as well as other business restrictions. In response, some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase tensions and create greater uncertainty and instability in our business dealings and negatively affect our business and operations. Further, such tariffs could adversely impact our gross profits if we cannot pass the increased costs incurred as a result of these tariffs through to our consumers, or if the resulting increased prices result in a decrease in consumer demand.

Corsair Gaming, Inc. | 2025 Form 10-K | 19

There is also potential for considerable political instability in Taiwan related to its disputes with China, including China’s threats to potentially annex Taiwan. In addition, political instability in countries in Southeast Asia such as Thailand where we source certain components, could result in delays in shipments or our inability to source certain critical components for our products. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn may seriously harm our business.

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

In addition, the current U.S. presidential administration has implemented tariffs on imports from China, Taiwan, and other countries in Southeast Asia and has announced a formal investigation process to consider new national security-based tariffs on imports of semiconductors and semiconductor manufacturing equipment. If other restrictions are placed on such imports or any related counter-measures are taken by China, Taiwan, or other countries subject to new U.S. tariffs, our business may be seriously harmed if such tariffs or counter-measures affect the manufacturing costs of any of our products. Further, such tariffs could adversely impact our gross profits if we cannot pass the increased costs incurred as a result of these tariffs through to our consumers, or if the resulting increased prices result in a decrease in consumer demand.

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

Because our products must cross international borders, we are subject to risk of delay if our documentation does not comply with customs rules and regulations or for similar reasons or if geopolitical events close borders. In addition, any increases in customs duties or tariffs, as a result of changes to existing trade agreements between countries or otherwise, could increase our costs or the final cost of our products to our retailer customers or gamers or decrease our margins. The laws governing customs and tariffs in many

Corsair Gaming, Inc. | 2025 Form 10-K | 20

countries are complex, subject to many interpretations, are subject to changes which may be difficult to anticipate and often include substantial penalties for non-compliance.

Technological developments or other changes in our industry could render our products less competitive or obsolete, which may seriously harm our business.

Our industry is characterized by rapidly evolving technology and standards. These technological developments require us to integrate new technology and standards into our products, create new and relevant categories of products and adapt to changing business models in a timely manner. Our competitors may develop or acquire alternative and competing technologies and standards that could allow them to create new and disruptive products or produce similar competitive products at lower costs of production. Advances in the development of gaming, computing and audiovisual technology could render our products less competitive or obsolete. For example, the emergence of augmented reality and virtual reality headsets could render certain of our gamer and creator peripherals such as keyboards and mice less relevant, similar to how cloud computing could drastically reduce the need for gaming components and systems. If we are unable to provide new products for augmented or virtual reality devices or to address other technological trends, our business may be seriously harmed. In addition, government authorities and industry organizations may adopt new standards that apply to our products. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and compete effectively. Our product development expenses were $69.2 million and $67.5 million for the years ended December 31, 2025 and December 31, 2024, respectively, representing 4.7% and 5.1% of our net revenue for these periods, respectively. Our failure to improve our products, create new and relevant categories of products and adapt to changing business models in a timely manner may seriously harm our business.

We order most of our products from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of both product shortages, which may result in lost sales and higher expenses, and excess inventory, which may require us to sell our products at substantial discounts and lead to write-offs.

Our growth and ability to meet customer demand depends in part on our ability to adequately plan and ensure appropriate supply chain capacity and inventory levels. Accordingly, we depend upon our product forecasts to make decisions regarding investments of our resources and production levels of our products. Because of the lead time necessary to manufacture our products and the fact that we usually have little or no advance notice of customer orders, we must order our products from third-party manufacturers, committing to substantial purchases prior to obtaining orders for those products from our customers. This makes it difficult for us to adjust our inventory levels if orders fall below our expectations. Our failure to predict low demand for our products could result in excess inventory, as well as lower cash flows and lower margins if we were unable to sell a product or if we were required to lower product prices in order to reduce inventories, and may also result in inventory write-downs. In addition, the cancellation or reduction of orders by our customers may also result in excess inventory. On the other hand, if actual orders exceed our expectations, we may need to incur additional costs, such as higher shipping costs for air freight or other expedited delivery or higher product costs for expedited manufacturing, in order to deliver sufficient quantities of products to meet customer orders on a timely basis or we may be unable to fulfill some orders altogether. In addition, many of the types of products we sell have short product life cycles, so a failure to accurately predict and meet demand for products can result in lost sales that we may be unable to recover in subsequent periods. These short life cycles also make it more likely that slow moving or excess inventory may become obsolete, requiring us to sell our products at significant discounts or write off entirely excess or obsolete inventory. Any failure to deliver products in quantities sufficient to satisfy demand can also seriously harm our reputation with both our retailer customers and end-consumers.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 21

From time to time, we pay licensing fees in settlement of certain intellectual property infringement claims made by third parties, which may not be available on commercially acceptable terms. Therefore, there can be no assurance that licensing fees paid under these circumstances will not seriously harm our business.

If we are unable to integrate our products and proprietary software with third-party hardware, operating system software, including open source systems, and other products, the functionality of our products would be adversely affected, which may seriously harm our business.

The functionality of some of our products depends on our ability to integrate those products with certain hardware, operating system software and related products, including those of providers such as Intel, AMD, NVIDIA, Microsoft, Sony and Asus, as well as those available via open source. We rely to a certain extent on the relationships we have with certain providers in developing our products and resolving issues. There can be no assurance that those relationships will be maintained or that those or other companies will continue to provide the necessary information and support to allow us to develop products that integrate with their products or that third party developers will continue to develop plugins for and integrations with our proprietary software. Additionally, as usage of open source gaming environments grows, fragmentation in these ecosystems as well as the supporting open source operating systems may increase our software development costs and limit our ability to provide a consistent user experience. If integration with certain products or open source ecosystems become more difficult, our products would likely be more difficult to use or may not be compatible with key hardware, operating systems or other products, which would seriously harm our reputation and the utility and desirability of our products, and, as a result, would seriously harm our business.

One of our strategies is to grow through acquisitions, which could result in operating difficulties, dilution to our stockholders and other seriously harmful consequences.

One of our strategies is to grow through acquisitions and we may also seek to grow through other strategic transactions such as alliances and joint ventures. In particular, we believe that our future growth depends in part on our ability to enhance our existing product lines, enhance software platforms, and introduce new products and categories of products through acquisitions and other strategic transactions. To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex. There is substantial competition for attractive acquisitions and other strategic transactions, and we may not be successful in completing any such acquisitions or other strategic transactions in the future. If we are successful in making any acquisition or strategic transaction, we may be unable to integrate the acquired business effectively or may incur unanticipated expenditures, which could seriously harm our business. Acquisitions and strategic transactions can involve a wide variety of risks depending upon, among other things, the specific business or assets being acquired or the specific terms of any transaction, including:

•
failure to achieve the intended benefits or anticipated return on investment, including operational synergies;
•
significant use of cash, assumption of debt, or dilution of stockholders;
•
exposure to unexpected costs or liabilities;
•
challenges integrating technology, operations and personnel, and loss of key employees;
•
disruption or loss of relationships with customers, suppliers, or other business partners;
•
diversion of management attention;
•
challenges obtaining required regulatory or third-party approvals; and
•
adverse tax, internal control or financial reporting impacts.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 22

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

We need substantial working capital to operate our business. We rely to a significant degree upon credit extended by many of our manufacturers and suppliers in order to meet our working capital needs. Credit terms vary from vendor to vendor but typically vendors allow us zero to 120 days to pay for the products. However, notwithstanding the foregoing, there are instances when we are required to pay for products in advance of them being manufactured and delivered to us. We have and may continue to utilize borrowings under our revolving credit facility to provide working capital, and access to external debt financing has historically been and will likely continue to be very important to us. As a result of any downturn in general economic conditions or conditions in the credit markets or other factors, manufacturers and suppliers may be reluctant to provide us with the same credit that they have in the past, which would require that we increase the level of borrowing under our revolving credit facility or obtain other external financing to provide for our substantial working capital needs. Additional financing may not be available on terms acceptable to us or at all. In particular, our access to other debt financing is limited by the negative covenant in our credit agreement restricting our ability to incur other indebtedness, as well as the financial covenants therein prohibiting our Consolidated Total Net Leverage Ratio (“CTNL Ratio”) from exceeding 3.00 to 1.00 and our Consolidated Interest Coverage Ratio (“CIC Ratio”) being less than 3.00 to 1.00 (both tested quarterly on a trailing four fiscal quarter basis), with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement (as defined below)). As a result, such restrictions could limit, perhaps substantially, the amount of permitted indebtedness under other debt arrangements.

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

We had $121.9 million of indebtedness as of December 31, 2025. We have incurred significant indebtedness under our credit facilities to fund working capital and other cash needs and we expect to incur additional indebtedness in the future, particularly if we use borrowings or other debt financing to finance all or a portion of any future acquisitions. In addition, the terms of our credit facilities require, and any debt instruments we enter into in the future may require, that we comply with certain restrictions and covenants. These covenants and restrictions, as well as any significant increase in our indebtedness, could adversely impact us for a number of reasons, including the following:

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

Corsair Gaming, Inc. | 2025 Form 10-K | 23

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

Restrictions under our credit facilities. We must comply with covenants under our current credit facilities, which require the maintenance of a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC Ratio of 3.00 to 1.00 (as defined in our credit facilities), with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Credit Agreement). While we were in compliance with all applicable financial covenants under our credit facilities as of December 31, 2025, there can be no assurance that we will not breach these financial covenants in our existing and future credit facilities.

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

Sales to customers outside the United States accounted for 57.0% and 53.3% of our net revenue in 2025 and 2024, respectively. In addition, substantially all of the products that we sell are manufactured at facilities in Asia. Our international sales and operations are subject to a wide range of risks, which may vary from country to country or region to region. These risks include the following:

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
•
the risk that trade to or from some foreign countries, or companies in foreign countries that manufacture our products or supply components that are used in our products, may be affected by political tensions, trade disputes, tariffs and similar

Corsair Gaming, Inc. | 2025 Form 10-K | 24

matters, particularly between China and Taiwan, China and the United States, Russia and Ukraine, the United States and Russia, and Israel and Hamas;
•
United States and foreign trade restrictions, including those that may limit or otherwise regulate the importation or exportation of technology or components to or from various countries or impose tariffs or quotas on such technology or components;
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

In particular, the U.S. government may enact significant changes to the taxation of business entities. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. While the Tax Cuts and Jobs Act of 2017 previously required a five-year amortization of domestic research costs starting in 2022, the One Big Beautiful Bill Act of 2025 has restored the immediate deduction for these domestic expenditures under Section 174A. However, research expenditures attributable to research conducted outside the United States must still be capitalized and amortized ratably over a 15-year period. In addition, the Inflation Reduction Act of 2022 imposes a minimum tax of 15% on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. While certain other draft legislation has been proposed in the U.S., the likelihood of any proposed changes to the tax law being enacted or implemented is unclear, and we are currently unable to predict whether such changes will occur. If any such changes are implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.

In addition, the Organization for Economic Co-Operation and Development (“OECD”) has released guidance and blueprints covering various topics, including a global minimum effective tax rate of 15% on certain corporate groups known as “Pillar Two”, and rules governing transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities as those guidance and blueprints are potentially implemented in various jurisdictions. For example, the European Union, or the EU, adopted the Pillar Two on December 12, 2022, requiring EU Member States to implement the OECD’s global minimum tax rules by 31 December 2023. In addition, various other countries where we do business have implemented or plan to implement the “Pillar Two” global corporate minimum tax rate in 2024 and 2025 and are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We have evaluated the impact from the OECD Pillar Two rules and determined that there is no impact to our financial position for both 2024 and 2025.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 25

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. As of December 31, 2025, we had NOL carryforwards for U.S. federal, state and foreign tax purposes of $52.5 million, $42.0 million, and $9.3 million, respectively. Certain of our tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017, but we do not expect our tax attributes to be materially affected by the annual limitation. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of NOLs to reduce our future taxable income and tax liabilities may be limited, which could affect our profitability.

System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which may seriously harm our business.

We process personal, confidential and other sensitive information (“Confidential Information”) in our computer systems, hardware, software, technology infrastructure and online sites and networks as well as those provided by third parties, collectively IT Systems. Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years, creating an evolving landscape of cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information that we and our providers process. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate preventative measures. Threat actors who may include experienced computer programmers, opportunistic hackers and hacktivists, state-sponsored organizations and employees who, due to malfeasance or error, have in the past and may in the future penetrate our security controls and misappropriate or compromise our Confidential Information or that of our employees or third parties, which in turn, may create disruptions to our IT Systems or cause shutdowns. These threat actors may also develop and deploy viruses, worms, bugs, ransomware and other malicious software programs that attack or otherwise exploit security vulnerabilities in our IT Systems using increasingly sophisticated techniques – including phishing and social engineering – and tools – including artificial intelligence – that can circumvent security controls, evade detection and remove forensic evidence. Further, we offer the flexibility to work remotely, which introduces heightened cybersecurity risks as remote working environments can be less secure and more susceptible to cyber-attacks due to cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 26

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

Actual or perceived breaches of our security measures, those of third-parties or the accidental loss, inadvertent disclosure or unapproved dissemination of Confidential Information about us, our partners, our customers or third parties have exposed, and, in the future, could expose us and other affected parties to a risk of loss or misuse of this information, resulting in litigation (including class actions) and potential liability, paying damages, regulatory inquiries, investigations or actions, damage to our brand and reputation or other serious harm to our business. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons. We have not been subject to any such notification requirement following any security events. Complying with the numerous and complex regulations in the event of a data security breach could be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions may seriously harm our business.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 27

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

The EU and UK also impose cybersecurity obligations on organizations that manufacture computers and peripheral equipment. These cybersecurity obligations are primarily imposed through EU Member States’ implementation of Directive (EU) 2022/2555 (the “NIS 2 Directive”) in the EU and the Product Security and Telecommunications Infrastructure Act 2022 (“PSTI”), and Cyber Resilience Act (the “CRA”) in the UK. The NIS 2 Directive imposes a robust range of cybersecurity obligations, including a list of minimum cybersecurity measures that must be adopted and leaves the door open to EU Member States to impose more stringent requirements on in-scope entities with respect to cybersecurity than provided for under the text of the NIS 2 Directive. The PSTI, amongst other things, imposes obligations on manufacturers, importers and distributors of specific categories of consumer connectable products to comply with minimum security requirements with a view to securing such products against cyber-attacks. The CRA will impose obligations on manufacturers, importers and distributors of products with a digital component to ensure that such products adhere to minimum security requirements once its obligations come into force. Failure to comply with any of these cybersecurity regimes may subject us to fines and other penalties. Given the rapidly evolving nature of the regulatory landscape (e.g., the EU-wide NIS2 Directive, the EU-wide Cyber Resilience Act and the U.K.’s PSTI), we may be unable to ensure timely compliance with these requirements, which may adversely impact our business, financial condition and results of operations.

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

We use AI in our business, and challenges relating to the development and use of AI, including generative AI, may result in competitive harm, reputational damage, and legal liability, and adversely affect our results of operations.

We use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively “AI Technologies”) throughout our business, and are making significant investments in this area. For example, we use AI Technologies for various internal business functions and in certain customer offerings, such as customer support.

There are significant risks involved in developing, maintaining and deploying AI Technologies, and there can be no assurance that their use, or our investments in them will always result in benefits to our business, products, services, efficiency, or profitability. In addition, if our AI products or services fail to operate as anticipated or as well as competing products, or do not meet customer needs, our competitive position may be harmed and our business and reputation adversely affected. Intellectual property protection for AI and machine learning remains uncertain and continues to evolve, with ongoing legislative and litigation developments in different jurisdictions. If we fail to obtain or enforce adequate protection for the intellectual property rights concerning our AI Technologies, or if those rights are invalidated or otherwise diminished, our competitors or others may be able to leverage our research and

Corsair Gaming, Inc. | 2025 Form 10-K | 28

development efforts to develop competing products, which could impair our ability to compete effectively and adversely affect our business, reputation and financial condition.

In addition, the regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. AI regulations may impose requirements related to transparency, accountability, and non-discrimination, and may change or be interpreted in ways that could directly affect our business operations. For example, in the United States and Europe, recent and proposed laws regulate the use of automated decision-making and generative AI, and establish requirements for companies that develop, use, or provide AI technologies. These developments create ongoing uncertainty regarding compliance and may require us to adapt our products, services, or practices as regulatory regimes evolve.

It is possible that further new laws and regulations (or interpretations of existing laws and regulations), including around intellectual property, data privacy, competition and antitrust laws, may limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services and business. Compliance with these laws and regulations may require significant resources and increase our operating expenses, and any actual or perceived failure to comply could adversely affect our business, financial condition, results of operations, or competitive position.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 29

We are required to test goodwill, intangible assets and other long-lived assets for recoverability and may be required to record charges if there are indicators of impairment, and we have in the past recognized impairment charges. As of December 31, 2025, we had approximately $357.8 million of goodwill, $125.2 million of intangible assets and $89.1 million of other long-lived assets. One of our strategies is to grow through acquisitions of other businesses or technologies and, if we are successful in doing so, these acquisitions may result in goodwill and other long-lived assets. The risk that we will be required to recognize impairment charges is also heightened by the fact that the life cycles of much of the products we sell are relatively short, which increases the possibility that we may be required to recognize impairment charges for obsolete inventory. Impairment charges will adversely affect our operating results and could seriously harm our business.

Our future success depends to a large degree on our ability to defend the Corsair brand and product family brands such as SCUF, Elgato, Fanatec and iCUE from infringement and, if we are unable to adequately protect, enforce, or defend our brands and other intellectual property, our business, financial condition, or results of operations could be adversely affected.

We consider the Corsair brand to be one of our most valuable assets. We also consider the Elgato, Origin, SCUF, Fanatec brands and iCUE proprietary technology brands. Our future success depends to a large degree upon our ability to defend the Corsair brand, proprietary technology brands, and product family brands from infringement and to protect our other intellectual property. We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as nondisclosure terms to protect our intellectual property. Failure to maintain, protect, or defend our brands or other intellectual property, or actions by third parties that negatively affect our brands, could adversely affect our business, reputation, and operating results.

We hold a limited number of patents and pending patent applications. It is possible that any patent owned by us will be invalidated, deemed unenforceable, circumvented or challenged and that our pending or any future patent applications will not be granted. In addition, other intellectual property laws or our confidentiality procedures and contractual provisions may not adequately protect our intellectual property and trade secrets, or proprietary technology, and others may independently develop similar technology, duplicate our products, or design around our intellectual property rights. Any of these events could adversely affect our business, financial condition, or results of operations.

Certain of the licenses pursuant to which we are permitted to use the intellectual property of third parties can be terminated at any time by us or the other party. If we are unable to negotiate and maintain licenses on acceptable terms, we will be required to develop alternative technology internally or license it from other third parties, which may be difficult, costly, or impossible, and could adversely affect our business, financial condition, or results of operations.

The expansion of our business will require us to protect our trademarks, domain names, copyrights, patents, trade secrets and other intellectual property rights in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation or other enforcement proceedings. These enforcement efforts may increase our operating expenses. If we are unable to protect and enforce our trademarks, domain names, copyrights, patents, trade secrets and other intellectual property rights, or prevent third parties from infringing upon them, our business could be adversely affected.

We have taken steps in the past to enforce our intellectual property rights and expect to continue to do so in the future. However, it may not be practical or cost-effective for us to enforce our rights with respect to certain items of intellectual property fully, or at all, particularly in developing countries where the enforcement of intellectual property rights may be more difficult than in the United States. Additionally, there can be no assurance that we will be able to successfully enforce our intellectual property rights or obtain sufficient remedies if they are breached, against our competitors or third parties, which could adversely affect our competitive position or reputation. Further, it is possible that, given the costs of obtaining patent protection, we may choose not to seek patent protection for certain items of intellectual property that may later turn out to be important. If we fail to meaningfully establish, maintain, protect our proprietary information and enforce our intellectual property rights, our business, financial condition and results of operations could be adversely affected.

Some of our products rely on open source software, which may expose us to additional risks and could impact our proprietary software and products.

Our products rely on software licensed by third parties under open source licenses, including as incorporated into software we receive from third-party commercial software vendors, and will continue to rely on such open source software in the future. Use of open source software may expose us to greater risks compared to the use of third-party commercial software, including limitations on our ability to protect our proprietary technology, obligations to license or disclose our proprietary software, and increased potential for security vulnerabilities, as open source licensors generally do not provide support, updates, warranties or other contractual protections regarding infringement claims or the quality of the code. Further, the terms of many open source licenses have not been extensively interpreted by courts, and there is a risk that such licenses may be construed in ways that impose unanticipated conditions or restrictions on our ability to market or commercialize our products or require us to make our proprietary software available to others, including for modification or redistribution. As a result, we may be subject to claims from third parties alleging ownership of what we

Corsair Gaming, Inc. | 2025 Form 10-K | 30

believe to be open source software, and, under certain conditions, we could be required to release our proprietary source code, obtain costly licenses, re-engineer our products, or even cease offering products until compliance is achieved. Such outcomes could result in increased litigation, additional research and development expenses, or otherwise adversely affect our ability to commercialize our product. In addition, we have intentionally made certain software we have developed available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we engage in a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, it is still possible that our contributions could still be used by competitors or others in ways beyond our intentions. Any of these risks, if realized, could adversely affect our business, financial condition, or results of operations.

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

Any intellectual property claims, with or without merit, can be time-consuming, expensive to litigate or settle and can divert management resources and attention. For example, in the past we have settled claims relating to infringement allegations and agreed to make royalty or license payments in connection with such settlements. As a result of an adverse determination or settlement of such claims, we may be required to pay damages, which could be substantial, stop use of the technologies found to be in violation of a third-party’s rights, or divert significant resources towards litigation or dispute resolution, all of which could prevent us from developing, selling or using some of our products that incorporate the asserted intellectual property. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense and might not be successful or, if alternative non-infringing technologies already exist, we may be required to license those technologies from third parties, which may be expensive or impossible. If we cannot license or develop technologies for any infringing aspects of our business, we may be forced to halt sales of our products incorporating the infringing technologies and may be unable to compete effectively. Any of these results or any inquiry, allegation or claim of intellectual property infringement or misappropriation against us or any of our partners and/or suppliers, whether or not successful, could seriously harm our business, prospects, financial condition and operating results.

We and our contract manufacturers may be adversely affected by seismic activity or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in the San Francisco Bay Area and the testing and packaging of most of our DRAM modules take place in our facility in Taiwan. Both locations are known to experience earthquakes from time to time, some of which have been severe. In addition, typhoons and other severe weather systems frequently affect Taiwan and fires frequently affect California. Most of the third-party facilities where our products and some of the components used in our products are manufactured are located in China, Taiwan, Southeast Asia and other areas that are known for seismic activity and other natural disasters. Earthquakes in any of the foregoing areas may also result in tsunamis. We do not carry earthquake insurance. As a result, earthquakes or other natural disasters could severely disrupt our operations, either directly or as a result of their effect on third-party manufacturers and suppliers upon whom we rely and their respective supply chains, and may negatively impact the ordering patterns of our customers and may seriously harm our business.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 31

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

As of December 31, 2025, EagleTree beneficially owned approximately 52.8% of our common stock and is able to control our affairs in all cases. In addition, if we repurchase any of our common stock pursuant to our previously announced stock repurchase program, EagleTree’s ownership could further increase. Further, pursuant to the terms of an Investor Rights Agreement between us and EagleTree, EagleTree has the right, among other things, to designate the chairman of our board of directors, as well as the right to nominate up to five out of eight directors to our board of directors as long as affiliates of EagleTree beneficially own at least 50% of our common stock, four directors as long as affiliates of EagleTree beneficially own at least 40% and less than 50% of our common stock, three directors as long as affiliates of EagleTree beneficially own at least 30% and less than 40% of our common stock, two directors as long as affiliates of EagleTree beneficially own at least 20% and less than 30% of our common stock and one director as long as affiliates of EagleTree beneficially own at least 10% and less than 20% of our common stock.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 32

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
•
additions and departures of key personnel, including our Chief Executive Officer;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•
developments of new technologies or other innovations;
•
the passage of legislation or other regulatory or geopolitical developments affecting us or our industry;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based upon the number of shares outstanding as of December 31, 2025, we had

Corsair Gaming, Inc. | 2025 Form 10-K | 33

outstanding a total of 106.6 million shares of common stock. Of these shares, all of the shares of our common stock sold in the initial public offering, in the secondary offering in January 2021 and in the primary offering in November 2022, are freely tradable, without restriction, in the public market. In addition, in August 2025, approximately 56.3 million shares of our common stock that were held by EagleTree were registered pursuant to a Registration Statement on Form S-3.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 34

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

Corsair Gaming, Inc. | 2025 Form 10-K | 35

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

Under our amended and restated certificate of incorporation, none of EagleTree or any of its respective portfolio companies, funds or other affiliates, or any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EagleTree will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual was presented with a corporate opportunity, other than specifically in their capacity as one of our officers or directors, and ultimately directs such corporate opportunity to EagleTree instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EagleTree. For instance, a director of our company who also serves as a director, officer or employee of EagleTree, or any of its respective portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of December 31, 2025, this provision of our amended and restated certificate of incorporation relates only to the EagleTree director designees. These potential conflicts of interest could seriously harm our business if attractive corporate opportunities are allocated by EagleTree to itself or its respective portfolio companies, funds or other affiliates instead of to us.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 36

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

In addition, our business must be conducted in compliance with applicable economic and trade sanctions and export control laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant authorities. Such laws and regulations prohibit or restrict certain operations, investment decisions and sales activities, including dealings with certain countries or territories, and with certain governments and designated persons. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions and export control laws and regulations.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 37

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

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Act, Nasdaq rules and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Further, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders increasingly have divergent views on environmental, social and governance practices of companies. As we look to respond to evolving standards our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

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
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity events.

Our work on developing and implementing a process to oversee and identify risks from using third-party service providers, suppliers and vendors who have access to our critical systems and information is ongoing.

Corsair Gaming, Inc. | 2025 Form 10-K | 38

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

Item 2. Properties.

Our current principal executive office is located in Milpitas, California and consists of approximately 118,000 square feet of space under a lease that expires in August 2035. We also lease manufacturing and warehousing facilities in Georgia, Florida, Netherlands, United Kingdom and Taiwan, as well as properties in various parts of the United States, Europe and Asia for our product development, sales and service support and administrative functions. Our total property leases as of December 31, 2025, which expire at various dates through August 2035, are for an aggregate of approximately 743,000 square feet (including the Milpitas headquarters lease). In addition, we have approximately 375,000 square feet of space dedicated to us in our contracts with various third-party distribution centers in California, Canada and China for additional warehouses to store our inventory.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Corsair Gaming, Inc. | 2025 Form 10-K | 39

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information of our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CRSR”.

Holders

According to the records of our transfer agent, there were 21 holders of record of our common stock on February 12, 2026. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends in the past, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant. Further, our credit facilities also contain restrictions on our ability to pay dividends or make distributions in respect of our common stock or redemptions or repurchases of our common stock and future credit facilities or other borrowing arrangements may contain similar provisions.

Repurchase of Equity Shares

On January 30, 2026, our Board of Directors authorized the repurchase up to $50 million of our outstanding common stock. This represents Corsair’s first repurchase authorization. The repurchase program is effective immediately, does not have an expiration date and is subject to market conditions, applicable laws and regulatory guidelines. The timing and amount of any repurchases will depend on a variety of factors, and the program may be suspended or discontinued at any time and without prior notice.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below compares (i) the cumulative total stockholder return on our common stock from December 31, 2020 through December 31, 2025 with (ii) the cumulative total return of the Nasdaq Composite Index and the S&P Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the indices on December 31, 2020 and the reinvestments of dividends, if any.

Corsair Gaming, Inc. | 2025 Form 10-K | 40

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Corsair Gaming, Inc. | 2025 Form 10-K | 41

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

Overview

We are a leading global provider and innovator of high-performance products for gamers and digital creators, such as streamers, vloggers and broadcasters, many of which build their own PCs using our components. Our industry-leading gaming products help digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming products enable creators, particularly streamers, to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC components products offer our customers multiple options to build their customized gaming and workstation desktop PCs. Our solution is the most complete suite of products that address the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE and the Elgato streaming suite for content creators, including our Stream Deck control software, which provide unified, intuitive performance, aesthetic control and customization across our Corsair hardware ecosystem and Elgato streaming products. We also offer digital services to enhance the customer experience by integrating esports, Elgato's marketplace, customer care and extended warranty into our product offerings.

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

•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and AI workstations, among others.

We are committed to continuing to grow in our current markets as well as new markets through the development of innovative technologies and by entering into new categories through organic growth or acquisitions. In recent years, we have entered into several new markets, for example the camera market for content creators and the sim racing market for gamers. We continue to expand our product portfolio and in 2025, we launched 105 new products.

On September 19, 2024, we completed the acquisition of the Fanatec Business for $43.7 million. The Fanatec sim racing product line, which fully complements our gaming PCs, gaming and streaming peripherals, has expanded our business in these markets. Fanatec’s results of operations are included in our consolidated statements of operations with effect from September 19, 2024.

Summary of Financial Results

Our net revenue was $1,472.5 million, $1,316.4 million, and $1,459.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Our gross margin was 28.9%, 24.9%, and 24.7% for the years ended December 31, 2025, 2024, and 2023, respectively. We had net losses of $16.2 million, $85.2 million, and $2.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025 and 2024, we had cash and restricted cash, in the aggregate, of $98.8 million and $109.6 million, respectively. Net cash provided by operating activities was $50.1 million, $35.9 million, and $89.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 42

Impact of Macroeconomic Conditions. Our business and financial performance depend significantly on worldwide economic conditions. We continue to face global macroeconomic challenges including evolving dynamics in the global trade environment and changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on imports or exports from or to countries where we manufacture or sell our products, inflationary trends, uncertainty in key financial markets, and volatility in exchange rates. Other geopolitical concerns continue such as the effects of the ongoing conflicts in Ukraine and the Middle East, the tensions in the Red Sea, and any potential conflicts between China and Taiwan, and the resulting supply chain constraints.

Since February 2025, the U.S. government has proposed and in certain cases implemented new, substantial tariffs on imports to the United States from various countries, including Taiwan, China and Vietnam, where we manufacture or source our products. These tariffs and any retaliatory actions from other countries have created a volatile environment for global trade. As a global company with a flexible and multi-location manufacturing base, we are actively working to mitigate the potential supply chain challenges. Our products are manufactured in several countries, including the United States, through a combination of our own factories and a network of reliable assembly subcontractors, and we have in the past demonstrated our ability to shift production locations with minimal disruptions to our business. While we mitigated the impact of new tariffs on our business to some extent during the year ended December 31, 2025, there can be no assurances that we will continue to be as effective in mitigating any negative impacts arising from the evolving global trade regulation and tariff landscape. We expect the global trade and tariff environment to remain volatile and we are actively monitoring developments in global trade and tariffs and will continue to evaluate the potential impact on our business and financial condition, as well as on our suppliers, and the actions we may take to mitigate any impact.

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

We are exposed to fluctuations in foreign currency exchange rates. As a result of our foreign sales and operations, we have revenue, payroll and other operating expenses denominated in foreign currencies, in particular the Euro, British Pound, Taiwan Dollar, and Chinese Yuan. Unfavorable movement in the exchange rate between the U.S. dollar and the currencies we conduct sales or operate in may negatively impact our financial results.

Impact of Industry Trends. Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. We believe these trends will over time bring more gamers and creators to purchase dedicated hardware and help grow the market for peripheral products. The growth of these markets will not be linear, as these markets are impacted by macroeconomic and consumer confidence, amongst other conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the timing of release of new game titles and next-generation CPUs and GPUs, as discussed in the bullet below. As for our Gamer and Creator peripherals segment, we saw continued growth from last year, primarily from our acquisition and integration of the new Fanatec business, which fully complements our sim racing chassis, gaming PCs, and gaming and streaming peripherals, and has expanded our product offerings in these markets. Continuing into 2026, we believe our Fanatec products will continue to draw key specialist retailers, further expanding our reach in the enthusiast gaming market.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, PSUs or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, drives demand for our high-performance gaming components and systems, such as power supply units and cooling solutions, and our gaming PC memory. As a result, our operating results may be materially affected by the timing of, and the rate at which computer hardware companies introduce, new and enhanced CPUs and GPUs, the timing of, and rate at which computer game companies and developers introduce sophisticated new and improved games that require increasingly high levels of system and graphics processing power, and whether these new products and games are widely accepted by gamers. Following a period of elevated demand in 2023, driven by increased GPU availability and popular game launches, demand moderated during 2024 as we entered into a mid-cycle period for new GPU platforms. In early 2025, the launch of the latest generation of GPUs contributed to

Corsair Gaming, Inc. | 2025 Form 10-K | 43

increased demand for our gaming components and systems products. Demand in 2026 may be more consistent with mid-cycle conditions rather than the elevated demand typically experienced following major platform launches.
•
Global semiconductor shortage. We are currently observing significant constraints in the global supply of seminconductors driven by the proliferation of AI infrastructure, which are materially impacting the broader hardware market. Heightened demand for these components has driven commodity prices to high levels, resulting in a substantial increase in the market price of DRAM modules. We believe these elevated costs act as a barrier to entry for the budget-segment of the self-built PC market and may negatively impact our results in the near term. However, our core market position is centered on the enthusiast-level PC builder, a demographic that historically demonstrates less price sensitivity than the broader market. Additionally, we believe these supply dynamics are occurring alongside a shift in the workstation market driven by the expanded implementation of AI. As the costs of running critical business tasks on public cloud-based Large Language Models ("LLMs") increase, there is growing demand to operate local LLMs on private workstation hardware. We believe we are well positioned to address this emerging trend by delivering high-performance memory components and fully integrated, purpose-built systems necessary to support local AI processing workloads.

Impact of Customer Concentration and Shipping Costs. We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors, which we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 27.4%, 30.9%, and 30.7% of our net revenue for 2025, 2024, and 2023, respectively, and sales to our ten largest customers accounting for approximately 49.3%, 53.1% and 55.4% of our net revenue for the same periods, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration of revenue and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design, which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions. Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue in 2025 and 2024 was favorably impacted by the release of 105 and 78 new products in 2025 and 2024, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends. We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first half of the year due to lower consumer demand following the fourth quarter holiday season and because of the decline in sales that typically occurs in anticipation of the introduction of new or enhanced CPUs, GPUs, and other computer hardware products. Further, our net revenue tends to be higher in the second half of the year due to seasonal sales such as “Black Friday” and “Cyber Monday” as well as “Singles Day” in China, as retailers tend to make purchases in advance of these sales. Our sales also tend to be higher in the fourth quarter due to the release of high-profile games, including the annual release of popular gaming franchises in connection with the holiday season. As a consequence of seasonality, our net revenue for the second calendar quarter is generally the lowest of the year. Historical seasonal patterns may not continue in the future and may be further impacted in the future by macroeconomic factors, including trade policy and tariffs, increasing supply constraints, semiconductor shortages, delay in the anticipated launch of new or enhanced GPUs and CPUs, and shifts in customer behavior.

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

Impact of Fluctuations in Integrated Circuits Pricing. Integrated circuits (“ICs”) account for most of the cost of producing our high-performance memory products. IC prices are subject to pricing fluctuations, which can affect the average sales prices of memory modules, and thus impact our net revenue, and can have an effect on gross margins. The impact on net revenues can be significant as

Corsair Gaming, Inc. | 2025 Form 10-K | 44

our high-performance memory products, included within our Gaming Components and Systems segment, represent a significant portion of our net revenue.

Components of our Operating Results

Net Revenue

We generate materially all of our net revenue from the sale of gamer and creator peripherals and gaming components and systems to retailers, including e-retailers, gamers and distributors worldwide. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers, inbound freight costs from manufacturers to our distribution hubs as well as inter-hub shipments, cost of materials and overhead, duties and tariffs, warranty replacement cost to process and rework returned items, depreciation of tooling equipment, warehousing costs, excess and obsolete inventory write-downs, and certain allocated costs related to facilities and information technology (“IT”), personnel, and supply chain logistics related operating expenses.

Operating Expenses

Operating expenses consist of sales, general and administrative expenses and product development expenses.

Sales, general and administrative. Sales, general and administrative (“SG&A”) expenses represent the largest component of our operating expenses and consist of distribution costs, sales, marketing and other general and administrative costs. Distribution costs include outbound freight and the costs to operate our distribution hubs. Sales and marketing costs relate to the costs to operate our global sales force that works in conjunction with our channel partners, gaming team and event sponsorships, advertising and marketing promotions of our products and services, costs of maintaining our web store, credit card processing fees related to sales on our webstore, personnel-related cost and allocated overhead costs. General and administrative costs consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, IT and administrative personnel, as well as the costs of professional services related to these functions and allocated overhead costs. Certain shared overhead costs, including facilities and IT expenses, are allocated to product development and cost of revenue based on appropriate allocation methodologies.

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

Interest Income

Interest income consists of interest earned on interest-bearing bank deposits.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in foreign currencies, net fair value gains and losses from our foreign currency forward contracts, and the reversal of bargain purchase gain previously recognized from business acquisition.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 45

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 26, 2025.

The following tables set forth the components of our consolidated statements of operations, in dollars and as a percentage of total net revenue, for each of the periods presented.

	Years Ended December 31,
	2025	2024

	(in thousands)
Net revenue	$1,472,480	$1,316,379
Cost of revenue	1,046,597	988,782
Gross profit	425,883	327,597
Operating expenses:
Sales, general and administrative	354,660	310,008
Product development	69,147	67,543
Total operating expenses	423,807	377,551
Operating income (loss)	2,076	(49,954)
Other (expense) income:
Interest expense	(9,350)	(13,207)
Interest income	1,660	3,347
Other expense, net	(6,535)	(1,844)
Total other expense, net	(14,225)	(11,704)
Loss before income taxes	(12,149)	(61,658)
Income expense	(2,816)	(21,736)
Net loss	(14,965)	(83,394)
Less: Net income attributable to noncontrolling interest	1,194	1,787
Net loss attributable to Corsair Gaming, Inc.	$(16,159)	$(85,181)

Corsair Gaming, Inc. | 2025 Form 10-K | 46

	Years Ended December 31,
	2025	2024

Net revenue	100.0%	100.0%
Cost of revenue	71.1	75.1
Gross profit	28.9	24.9
Operating expenses:
Sales, general and administrative	24.1	23.6
Product development	4.7	5.1
Total operating expenses	28.8	28.7
Operating income (loss)	0.1	(3.8)
Other (expense) income:
Interest expense	(0.6)	(1.0)
Interest income	0.1	0.3
Other expense, net	(0.4)	(0.1)
Total other expense, net	(0.9)	(0.8)
Loss before income taxes	(0.8)	(4.6)
Income expense	(0.2)	(1.7)
Net loss	(1.0)	(6.3)
Less: Net income attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Corsair Gaming, Inc.	(1.1)%	(6.4)%

Comparison of Years Ended December 31, 2025 and 2024

Net Revenue

	Years Ended December 31,
	2025	2024

	(in thousands)
Net revenue	$1,472,480	$1,316,379

Net revenue increased $156.1 million, or 11.9%, in 2025 as compared to 2024. The increase was due to a 16.2% increase in sales for our Gaming Components and Systems segment, and a 4.1% increase in sales for our Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Years Ended December 31,
	2025	2024

	(in thousands, except percentages)
Gross profit	$425,883	$327,597
Gross margin	28.9%	24.9%

Gross margin increased by 400 bps in 2025 as compared to 2024. The increase was primarily attributable to a 310 bps increase from higher prices, the inclusion of post-acquisition revenue from our September 2024 Fanatec Acquisition, and a 100 bps increase from lower inventory reserves and optimization of manufacturing operations.

Sales, General and Administrative (SG&A)

	Years Ended December 31,
	2025	2024

	(in thousands)
Sales, general and administrative	$354,660	$310,008

SG&A expenses increased $44.7 million, or 14.4%, in 2025 as compared to 2024. The increase was primarily due to a $16.0 million increase in personnel-related costs, a $12.6 million increase in marketing costs, a $10.2 million increase in distribution costs due to higher sales volume, a $5.0 million increase in facilities and maintenance expenses, a $3.2 million increase in stock-based compensation expense, and a $2.9 million increase in bad debt expense. These increases were partially offset by a $7.0 million decrease in legal and other professional service expenses, mainly due to a one-time legal settlement cost recognized in 2024 and higher professional services incurred in 2024 related to the Fanatec Acquisition.

Corsair Gaming, Inc. | 2025 Form 10-K | 47

Product Development

	Years Ended December 31,
	2025	2024

	(in thousands)
Product development	$69,147	$67,543

Product development expenses increased $1.6 million, or 2.4%, in 2024 as compared to 2024. The increase was primarily due to a $3.0 million increase in personnel-related costs, a $1.5 million increase in consulting and contractor costs, which were partially offset by a $1.3 million decrease in the allocation of corporate IT-related and facility-related costs, a $0.8 million decrease in depreciation expense, and a $0.7 million decrease in stock-based compensation expense.

Interest Expense, Interest Income and Other Expense, Net

	Years Ended December 31,
	2025	2024

	(in thousands)
Interest expense	$(9,350)	$(13,207)
Interest income	1,660	3,347
Other expense, net	(6,535)	(1,844)

Interest expense decreased $3.9 million, or 29.2%, in 2025 as compared to 2024. The decrease was primarily due to a lower principal balance on our Term Loan, achieved through a $52.1 million repayment of principal during 2025, combined with lower interest rates.

Interest income decreased $1.7 million, or 50.4%, in 2025 as compared to 2024 primarily due to a lower cash balance in our interest-bearing account combined with lower interest rates.

Other expense, net for the year ended December 31, 2025 included a $2.6 million charge related to the reversal of the estimated bargain purchase gain based on the preliminary purchase price allocation for the Fanatec Acquisition. In contrast, other expense, net for the year ended December 31, 2024, was partially reduced by the initial recognition of this $2.6 million gain. The remaining balance is primarily comprised of foreign exchange gains and losses on cash, accounts receivable, and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in exchange rates for the Euro, the British Pound, and the New Taiwan Dollar.

Income Tax Benefit (Expense)

	Years Ended December 31,
	2025	2024

	(in thousands, except percentages)
Loss before income taxes	$(12,149)	$(61,658)
Income tax benefit (expense)	(2,816)	(21,736)
Effective tax rate	(23.2)%	(35.3)%

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

Our effective tax rates were tax expense of 23.2% and 35.3% for 2025 and 2024, respectively. The change in effective tax rate for 2025 as compared to 2024 was primarily due to the valuation allowance recorded against our U.S. federal and state deferred tax assets in 2024, and a change in the mix of income and losses in the various tax jurisdictions in which we operate.

Corsair Gaming, Inc. | 2025 Form 10-K | 48

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Years Ended December 31,
	2025		2024

Gamer and Creator Peripherals Segment	$492,137	33.4%	$472,729	35.9%
Gaming Components and Systems Segment
Memory Products	519,355	35.3	429,916	32.7
Other Component Products	460,988	31.3	413,734	31.4
	980,343	66.6	843,650	64.1
Total Net Revenue	$1,472,480	100.0%	$1,316,379	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased $19.4 million, or 4.1%, in 2025 as compared to 2024. The increase was primarily attributable to the inclusion of post-acquisition revenues from our September 2024 Fanatec Acquisition, as well as the growth in our creator products, partially offset by lower demand in North America for our gaming peripherals and furniture in the latter half of 2025.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment increased $136.7 million, or 16.2%, in 2025 as compared to 2024 primarily led by strong growth in memory and components, driven by strong demand for system upgrades and new builds among performance-focused PC builders, as well as higher average selling prices for certain memory products in the latter part of 2025.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Years Ended December 31,
	2025		2024

Gamer and Creator Peripherals Segment	$194,116	39.4%	$182,293	38.6%
Gaming Components and Systems Segment
Memory Products	114,184	22.0	57,179	13.3
Other Component Products	117,583	25.5	88,125	21.3
	231,767	23.6	145,304	17.2
Total Gross Profit	$425,883	28.9%	$327,597	24.9%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased by 80 bps in 2025 as compared to 2024. The increase was primarily attributable to a 250 bps increase from price increases and the inclusion of post-acquisition revenue from our September 2024 Fanatec Acquisition, partially offset by a 100 bps decrease from increased promotional activities as a proportion of net revenue, and a 100 bps decrease from higher tariff costs.

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment increased by 640 bps in 2025 as compared to 2024. The increase was primarily attributable to a 450 bps increase driven by price increases and favorable product mix. Additionally, strong demand for DRAM resulted in reduced promotional requirements as a proportion of net revenue, contributing a 130 bps gross margin increase. Another 100 bps increase was from lower inventory reserves and improved factory utilization. These increases were partially offset by a 50 bps decrease from higher tariff costs.

Liquidity and Capital Resources

Overview

Corsair Gaming, Inc. | 2025 Form 10-K | 49

We have financed our operations and acquisitions through cash from operations, and when necessary, through debt facilities and issuance of equity securities. As of December 31, 2025, our principal sources of liquidity were cash and restricted cash, in aggregate of $98.8 million, and our borrowing capacity under the June 2030 Revolving Facility (as defined under ‘Capital Resources’ below) of $99.8 million.

The shelf registration statement on Form S-3 that we filed in 2022 (the “2022 Shelf Registration Statement”) expired on August 1, 2025, and on August 7, 2025 we filed a new shelf registration statement on Form S-3, which was declared effective on August 15, 2025 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement registered securities that may be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants. As of December 31, 2025, $300.0 million remained available for issuance under the 2025 Shelf Registration Statement. In addition, the 2025 Shelf Registration Statement registered 56,300,771 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditure, repayments of debt and related interest, income tax payments, future investments in business and technology, selective mergers and acquisitions, and potential share repurchases under our recently authorized share repurchase program.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at December 31, 2025, supplemented with the borrowing capacity under our June 2030 Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Liquidity

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024

Net cash provided by (used in):
Operating activities	$50,121	$35,877
Investing activities	(15,374)	(52,705)
Financing activities	(48,874)	(50,680)

Cash Flows from Operating Activities

Net cash provided by operating activities was $50.1 million for 2025 and consisted of non-cash adjustments of $87.8 million, partially offset by a net cash outflow of $22.7 million from changes in our net operating assets and liabilities, and a net loss of $15.0 million. The non-cash adjustments consisted primarily of depreciation and amortization, stock-based compensation expense, reversal of bargain purchase gain related to the Fanatec Acquisition, partially offset by changes in deferred income taxes. The net cash outflow from changes in our net operating assets and liabilities was primarily related to an increase in account receivables from higher revenue in 2025 and an increase in inventory purchases. These cash outflows were partially offset by an increase in accounts payable and accrued liabilities mainly due to timing of payments and a decrease in prepaid expenses and other assets.

Net cash provided by operating activities was $35.9 million for 2024 and consisted net loss of $83.4 million, offset by non-cash adjustments of $97.0 million and a net cash inflow of $22.3 million from changes in our net operating assets and liabilities. The non-cash adjustments consisted primarily of depreciation and amortization, stock-based compensation expense, as well as changes in deferred income taxes, partially offset by a bargain purchase gain from the Fanatec Acquisition. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a decrease in accounts receivables from lower revenue in 2024 and a decrease in inventories from our efforts to normalize inventory levels. These cash inflows were partially offset by a decrease in accounts payable mainly due to the timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $15.4 million for the year ended December 31, 2025, primarily consisting of capital expenditures for manufacturing equipment, leasehold improvements and the development of internal-use software.

Corsair Gaming, Inc. | 2025 Form 10-K | 50

Cash used in investing activities was $52.7 million for 2024 and primarily consisted of $43.1 million cash used for the Fanatec Acquisition, net of cash acquired, $9.8 million of capital expenditure, partially offset by $1.0 million cash received from escrow for the purchase price adjustment related to the Drop Acquisition.

Cash Flows from Financing Activities

Net cash used in financing activities was $48.9 million for 2025 and consisted of $52.8 million repayment of debt and debt issuance costs, $1.2 million payment of taxes related to net share settlement of equity awards, and $0.5 million payment of dividends to noncontrolling interest, partially offset by $5.6 million proceeds received from the issuance of shares through the employee equity incentive plans. During the year ended December 31, 2025, we borrowed $45.0 million from our revolving facility to fund our operations and the full amount was repaid within the same period.

Net cash used in financing activities was $50.7 million for 2024 and primarily consisted of $25.0 million repayment of debt, $19.8 million purchase of additional ownership interest in iDisplay, $4.9 million settlement of deferred consideration related to a 2019 business acquisition, $5.8 million payment of dividends to noncontrolling interest, and $0.6 million payment of taxes related to net share settlement of equity awards, partially offset by $5.4 million proceeds received from the issuance of shares through the employee equity incentive plans. During the year ended December 31, 2024, we borrowed $25.0 million from our revolving facility to fund our operations and the full amount was repaid within the same period.

Capital Resources

On September 3, 2021, we refinanced our First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. The Credit Agreement provided for a $100.0 million five-year revolving credit facility maturing in September 2026 (the “September 2026 Revolving Facility”) and a $250.0 million five-year term loan facility maturing in September 2026 (the “September 2026 Term Loan”). The Credit Agreement also permitted, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. Prepayment of the September 2026 Term Loan and the September 2026 Revolving Facility was permitted at any time without premium or penalty. We prepaid $42.8 million and $12.5 million of the September 2026 Term Loan principal in the years ended December 31, 2025 and 2024, respectively.

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

The Amended and Restated Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Amended and Restated Credit Agreement). According to the provisions in the Third Amendment we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Amended and Restated Credit Agreement). As of December 31, 2025, we were not in default under the Amended and Restated Credit Agreement.

Our obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Amended and Restated Credit Agreement and related ancillary documentation.

Corsair Gaming, Inc. | 2025 Form 10-K | 51

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$146,058	$12,183	$23,115	$110,760	$—
Inventory-related purchase obligations (2)	96,191	96,191	—	—	—
Operating lease obligations (3)	86,495	17,283	22,262	15,534	31,416
Other purchase obligations (4)	9,588	7,163	2,314	111	—
Total	$338,332	$132,820	$47,691	$126,405	$31,416
(1)
Amounts represent the principal cash payments as of December 31, 2025, of our Term Loan based on the repayment schedule according to the Amended and Restated Credit Agreement and the expected interest payments associated with the Term Loan. See Note 7 “Debt” to our consolidated financial statements for more information.
(2)
Amounts represent an estimate of non-cancellable purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of December 31, 2025, we had $2.7 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

Critical Accounting Policies and Estimates

A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), which requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe to be applicable, which we evaluate on an ongoing basis to ensure they remain reasonable under current conditions. Actual results may differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 52

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

Interest Rate Risk

As of December 31, 2025, we had cash and restricted cash of $98.8 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of December 31, 2025, under the Amended and Restated Credit Agreement, we had $121.9 million (face value) outstanding on the June 2030 Term Loan which bears interest at variable market rates, primarily SOFR. A significant change in these market interest rates may adversely affect our operating results. As of December 31, 2025, a hypothetical 100 basis point change in interest rates would result in a change to interest expense for the next twelve months by approximately $1.2 million.

Foreign Currency Risk

Approximately 20.9% of our net revenue in 2025 was denominated in foreign currencies, primarily Euro and GBP. Any unfavorable movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China and Taiwan. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro and British Pound denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $28.5 million and $35.2 million as of December 31, 2025 and 2024, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other (expense) income, net was $(4.5) million, $(4.6) million, and $(2.8) million, for the years ended December 31, 2025, 2024, and 2023, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange by approximately $0.3 million in our consolidated financial statements for the year ended December 31, 2025.

Corsair Gaming, Inc. | 2025 Form 10-K | 53

Item 8. Financial Statements and Supplementary Data.

Corsair Gaming, Inc. | 2025 Form 10-K | 54

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Corsair Gaming, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corsair Gaming, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 55

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

Transaction price in contracts with customers

The transaction price received by the Company from sales to distributors and retailers is net of variable consideration that may include product returns and customer incentives. Estimates of expected future product returns are recorded based on historical return rates, among other factors. Customer incentive programs, including accrual estimates, are based on incentive terms communicated to customers, actual sales data, historical experience, forecasted incentives, anticipated volume of future sales, and inventory levels in the channel. The amounts recorded for accrued reserves for sales returns and accrued reserves for customer incentive programs were $37.8 million and $61.2 million, respectively, as of December 31, 2025.

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

Santa Clara, California
February 24, 2026

Corsair Gaming, Inc. | 2025 Form 10-K | 56

Corsair Gaming, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023

Net revenue	$1,472,480	$1,316,379	$1,459,875
Cost of revenue	1,046,597	988,782	1,099,612
Gross profit	425,883	327,597	360,263
Operating expenses:
Sales, general and administrative	354,660	310,008	285,313
Product development	69,147	67,543	65,261
Total operating expenses	423,807	377,551	350,574
Operating income (loss)	2,076	(49,954)	9,689
Other (expense) income:
Interest expense	(9,350)	(13,207)	(17,420)
Interest income	1,660	3,347	6,839
Other expense, net	(6,535)	(1,844)	(2,587)
Total other expense, net	(14,225)	(11,704)	(13,168)
Loss before income taxes	(12,149)	(61,658)	(3,479)
Income tax benefit (expense)	(2,816)	(21,736)	2,442
Net loss	(14,965)	(83,394)	(1,037)
Less: Net income attributable to noncontrolling interest	1,194	1,787	1,553
Net loss attributable to Corsair Gaming, Inc.	$(16,159)	$(85,181)	$(2,590)

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net loss attributable to Corsair Gaming, Inc.	$(16,159)	$(85,181)	$(2,590)
Change in redemption value of redeemable noncontrolling interest	3,694	(13,994)	5,777
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(12,465)	$(99,175)	$3,187

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.12)	$(0.95)	$0.03
Diluted	$(0.12)	$(0.95)	$0.03
Weighted-average common shares outstanding:
Basic	106,005	104,164	102,482
Diluted	106,005	104,164	106,276

The accompanying notes are an integral part of these consolidated financial statements.
Corsair Gaming, Inc. | 2025 Form 10-K | 57

Corsair Gaming, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2025	2024	2023
\
Net loss	$(14,965)	$(83,394)	$(1,037)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $(56), $181, and $(6) for the years ended December 31, 2025, 2024 and 2023, respectively	4,740	(660)	3,535
Unrealized foreign exchange loss from long-term intercompany loans, net of tax benefit (expense) of $178, $330, and $(319) for the years ended December 31, 2025, 2024 and 2023, respectively	(724)	(144)	(128)
Comprehensive income (loss)	(10,949)	(84,198)	2,370
Less: Comprehensive income attributable to noncontrolling interest	1,236	1,443	1,566
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$(12,185)	$(85,641)	$804

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2025 Form 10-K | 58

Corsair Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2025	2024

Assets
Current assets:
Cash	$97,183	$107,011
Restricted cash	1,400	2,374
Accounts receivable, net	233,900	218,648
Inventories	303,336	259,979
Prepaid expenses and other current assets	29,639	35,376
Total current assets	665,458	623,388
Restricted cash, noncurrent	250	246
Property and equipment, net	31,514	29,742
Goodwill	357,765	354,222
Intangible assets, net	125,210	164,319
Other assets	73,587	63,912
Total assets	$1,253,784	$1,235,829
Liabilities
Current liabilities:
Debt maturing within one year, net	$6,120	$12,229
Accounts payable	212,547	207,215
Other liabilities and accrued expenses	212,275	176,869
Total current liabilities	430,942	396,313
Long-term debt, net	115,222	161,310
Deferred tax liabilities	6,071	7,379
Other liabilities, noncurrent	55,795	51,375
Total liabilities	608,030	616,377
Commitments and Contingencies (Note 8)
Temporary equity
Redeemable noncontrolling interest	12,197	15,149
Stockholders' equity
Corsair Gaming, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 106,639 and 104,763 shares issued and outstanding as of December 31, 2025 and 2024, respectively	11	10
Additional paid-in capital	705,361	667,617
Accumulated deficit	(71,230)	(58,765)
Accumulated other comprehensive loss	(585)	(4,559)
Total stockholders’ equity	633,557	604,303
Total liabilities, temporary equity and stockholders' equity	$1,253,784	$1,235,829

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2025 Form 10-K | 59

Corsair Gaming, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’	Nonredeemable Noncontrolling	Total Permanent
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Equity

Balance as of December 31, 2022	101,385	$10	$593,486	$37,223	$(6,881)	$623,838	$10,229	$634,067
Net income (loss)	—	—	—	(2,590)	—	(2,590)	635	(1,955)
Other comprehensive income	—	—	—	—	3,394	3,394	4	3,398
Change in redemption value of redeemable noncontrolling interest	—	—	—	5,777	—	5,777	—	5,777
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(400)	(400)
Issuance of common stock in connection with employee equity incentive plans	1,960	—	7,449	—	—	7,449	—	7,449
Shares withheld related to net share settlement	(90)	—	(1,409)	—	—	(1,409)	—	(1,409)
Stock-based compensation	—	—	31,116	—	—	31,116	—	31,116
Balance as of December 31, 2023	103,255	10	630,642	40,410	(3,487)	667,575	10,468	678,043
Net income (loss)	—	—	—	(85,181)	—	(85,181)	507	(84,674)
Other comprehensive loss	—	—	—	—	(460)	(460)	(138)	(598)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(13,994)	—	(13,994)	—	(13,994)
Dividend paid to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,860)	(1,860)
Purchase of additional ownership interest (refer to Note 16)	—	—	1,573	—	(612)	961	(449)	512
Reclassification to temporary equity (refer to Note 16)	—	—	—	—	—	—	(8,528)	(8,528)
Issuance of common stock in connection with employee equity incentive plans	1,557	—	5,377	—	—	5,377	—	5,377
Shares withheld related to net share settlement	(49)	—	(573)	—	—	(573)	—	(573)
Stock-based compensation	—	—	30,598	—	—	30,598	—	30,598
Balance as of December 31, 2024	104,763	10	667,617	(58,765)	(4,559)	604,303	—	604,303
Net loss	—	—	—	(16,159)	—	(16,159)	—	(16,159)
Other comprehensive income	—	—	—	—	3,974	3,974	—	3,974
Change in redemption value of redeemable noncontrolling interest	—	—	—	3,694	—	3,694	—	3,694
Issuance of common stock in connection with employee equity incentive plans	2,003	1	5,642	—	—	5,643	—	5,643
Shares withheld related to net share settlement	(127)	—	(1,208)	—	—	(1,208)	—	(1,208)
Stock-based compensation	—	—	33,310	—	—	33,310	—	33,310
Balance as of December 31, 2025	106,639	$11	$705,361	$(71,230)	$(585)	$633,557	$—	$633,557

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2025 Form 10-K | 60

Corsair Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(14,965)	$(83,394)	$(1,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	33,112	30,591	30,873
Depreciation	13,962	13,449	12,210
Amortization	40,228	38,448	38,488
Bargain purchase gain on business acquisition	2,581	(2,581)	—
Deferred income taxes, net of valuation allowance	(6,513)	11,416	(6,332)
Other	4,373	5,661	4,263
Changes in operating assets and liabilities:
Accounts receivable	(17,719)	32,285	(17,686)
Inventories	(51,697)	18,315	(39,470)
Prepaid expenses and other assets	8,994	5,897	1,902
Accounts payable	5,538	(39,507)	62,150
Other liabilities and accrued expenses	32,227	5,297	3,792
Net cash provided by operating activities	50,121	35,877	89,153
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(43,131)	(14,220)
Purchase of property and equipment	(15,374)	(9,849)	(12,761)
Purchase of intangible asset	—	(100)	—
Purchase price adjustment related to business acquisition	—	1,041	—
Payment of bridge loan origination costs related to business acquisition	—	(666)	—
Net cash used in investing activities	(15,374)	(52,705)	(26,981)
Cash flows from financing activities:
Repayment of debt and debt issuance costs	(52,815)	(25,000)	(41,000)
Borrowings from line of credit	45,000	25,000	—
Repayment of line of credit	(45,000)	(25,000)	—
Purchase of additional ownership interest	—	(19,750)	—
Payment of other offering costs	—	—	(497)
Proceeds from issuance of shares through employee equity incentive plans	5,643	5,377	7,449
Payment of taxes related to net share settlement of equity awards	(1,208)	(573)	(1,409)
Dividend paid to noncontrolling interest	(494)	(5,792)	(980)
Payment of deferred and contingent consideration	—	(4,942)	(950)
Net cash used in financing activities	(48,874)	(50,680)	(37,387)
Effect of exchange rate changes on cash	3,329	(1,425)	(281)
Net increase (decrease) in cash and restricted cash	(10,798)	(68,933)	24,504
Cash and restricted cash at the beginning of the year	109,631	178,564	154,060
Cash and restricted cash at the end of the year	$98,833	$109,631	$178,564
Supplemental cash flow disclosures:
Cash paid for interest	$8,839	$12,793	$16,772
Cash paid for income taxes, net	10,136	5,100	7,375
Supplemental disclosure of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,526	$2,493	$1,420
Purchase consideration related to business acquisition	—	592	—
Receivable for business acquisition purchase price adjustment	—	—	1,041

The accompanying notes are an integral part of these consolidated financial statements.

Corsair Gaming, Inc. | 2025 Form 10-K | 61

Corsair Gaming, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Description of Business

Corsair Gaming, Inc., a Delaware corporation, together with its subsidiaries (collectively, “Corsair” the “Company”, “we”, “us”, or “our”), is a leading global provider and innovator of high-performance products for gamers, streamers, content-creators, gaming PC builders, and sim racing enthusiasts.

Corsair is organized into two reportable segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which includes capture cards, Stream Decks, microphones, teleprompters, and audio interfaces, our Facecam streaming cameras, studio accessories, command center displays, sim racing products, and gaming furniture, among others
•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, among others.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventory, derivative instruments, stock-based compensation, deferred income tax and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the potential impacts from the events in the current economic environment as well as the potential impacts from geopolitical events. We adjust such estimates and assumptions when facts and circumstances dictate. The extent to which current macroeconomic conditions, including recent changes in trade regulations and tariffs, as well as developments in international trade regulations and agreements and continued geopolitical unrest will impact our business going forward depends on numerous dynamic factors that we cannot reliably predict. Actual results could differ materially from those estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flow.

Revenue Recognition

We determine revenue recognition through the following five-step approach:

•
identification of the contract, or contracts, with the customer

Corsair Gaming, Inc. | 2025 Form 10-K | 62

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

Our products are primarily sold through a network of distributors and retailers, including e-retailers, and to a lesser extent direct to consumers. We primarily sell hardware products, which may include embedded software that function together, and are considered as one performance obligation. Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer which generally occurs upon shipment or delivery to the customer. We report revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as other liabilities and accrued expenses until remitted to the relevant government authority.

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

The transaction price we received from sales to distributors and retailers is calculated as selling price net of variable consideration which may include rebates, product returns and price protection.

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

Customer incentive programs are considered variable consideration, which we estimate and record as a reduction to revenue at the time of sale. Significant management judgments and estimates must be used to determine the cost of these programs to be included in the transaction price in any accounting period including a reduction for the estimate of amounts that ultimately will not be claimed for certain customer incentive programs. We use the expected value method to arrive at the amount of variable consideration. The Company constrains variable consideration until the likelihood of a significant revenue reversal is not probable. The accrual estimates are based on actual sales data, historical experience, forecasted incentives, anticipated volume of future sales, and inventory levels in the channel.

During the years ended December 31, 2025, 2024 and 2023, we did not recognize any material revenue adjustments related to performance obligations satisfied in prior periods as a result of changes in estimated variable consideration. Because the majority of the performance obligations in our contracts with customers relate to contracts with a duration of less than one year, we have elected to apply the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Corsair Gaming, Inc. | 2025 Form 10-K | 63

Contract liabilities are recorded when cash payments are received or due in advance of performance, primarily for our webstore sales and extended warranty subscriptions. Contract liabilities are included in other liabilities and accrued expenses and other liabilities noncurrent on the consolidated balance sheets.

Cost of Revenue

Cost of revenue consists of product costs, including purchases from contract manufacturers, inbound freight costs from manufacturers to our distribution hubs, as well as inter-hub shipments, duties and tariffs, warranty replacement costs, costs to process and rework returned items, depreciation of tooling equipment, warehousing costs, inventory valuation write-downs, certain allocated costs related to facilities and IT departments, and personnel-related expenses and other operating expenses related to supply chain logistics.

Distribution Costs

Distribution costs, recorded as a component of sales, general and administrative expenses, include the costs to operate two of our distribution hubs internally and the costs paid to third-party logistics providers to operate our other four distribution hubs. Distribution costs also include the costs of shipping products to customers through third party carriers. Amounts billed to customers for shipping and handling of products are recorded in net revenue. We do not consider distribution costs to be part of the costs to bring our products to their finished condition and therefore record such distribution costs as sales, general and administrative expense rather than in cost of revenue.

Product Development Costs

Product development costs are generally expensed as incurred. Product development costs consist primarily of the costs associated with the design and testing of new products and improvements to existing products. These costs relate primarily to compensation of personnel and consultants involved with product design, definition, compatibility testing and qualification. To date, almost all of our software development costs have been expensed as incurred because the period between achieving technological feasibility and the release of the software has been short and development costs qualifying for capitalization have been insignificant.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales, general and administrative expense in the consolidated statements of operations. Advertising and promotion expenses were $34.5 million, $24.0 million, and $21.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Cash and Restricted Cash

Total restricted cash was $1.7 million and $2.6 million as of December 31, 2025 and 2024, respectively. The restricted cash serves as collateral for certain bank guarantees, customer deposits and security deposits.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 64

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist principally of cash, restricted cash and accounts receivable. We maintain our cash and restricted cash with various high-quality financial institutions with investment-grade ratings and we have not experienced any losses.

We sell a significant portion of our products through third-party distributors and resellers and, as a result, maintain individually significant receivable balances with such customers. As of December 31, 2025, two customers represented 42.0% and 14.4% of our accounts receivable, net balance, respectively. As of December 31, 2024, two customers represented 41.8% and 14.2% of our accounts receivable, net balance, respectively.

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

Capitalized cloud computing arrangements (“CCA”) implementation costs

We incur costs to implement CCAs that are hosted by third-party vendors. Implementation costs incurred during the development stage are capitalized until the software of the hosting arrangement is substantially complete and ready for its intended use. The costs are amortized on a straight-line basis over the term of the associated hosting arrangements. Total capitalized CCA implementation costs, net of amortization, were $2.4 million and $4.9 million as of December 31, 2025 and 2024, respectively, and are included in "Prepaid expenses and other current assets" and "Other assets" on our consolidated balance sheets. Amortization of capitalized CCA implementation costs is included in the same line item in our consolidated statements of operations as the expense for fees for the associated hosting arrangement. Amortization expense was not material for the years ended December 31, 2025, 2024 and 2023.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 65

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

Our financial assets and liabilities that were measured at fair value on a recurring basis consisted of foreign currency forward contracts and the fair values of these contracts, which were classified as Level 2 of the fair value hierarchy, were based on similar exchange traded derivatives and the related asset or liability. The balances of our financial assets and liabilities as of December 31, 2025 and 2024 were not material.

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

Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts as well as the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. While we use our best estimates and assumptions as part of the purchase price allocation to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the remeasurement period, which may extend for up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill or bargain purchase gain. Upon conclusion of the measurement period or final determination of the fair values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations rather than adjusted through goodwill or bargain purchase gain.

We include the results of operations of the acquired business in the consolidated financial statements prospectively from the date of acquisition. Acquisition-related charges, including primarily third-party professional fees, accounting fees and legal fees are recognized separately from the business combination and are expensed as incurred.

Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit or asset is below its carrying value. Goodwill is tested at the reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. Impairment assessments may be qualitative or quantitative in nature. A quantitative assessment is performed if, based on a qualitative evaluation, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value.

Corsair Gaming, Inc. | 2025 Form 10-K | 66

Our qualitative assessment considers relevant events and circumstances affecting the financial performance of the reporting units and the Company as a whole, including industry and market conditions, operating results, expectations of future performance, and other entity-specific factors. Qualitative considerations may also include trends in our consolidated market capitalization, share price, and significant changes in our business or reporting unit structure. In certain circumstances, management may perform additional analyses to support its qualitative assessment, including evaluating the sensitivity of fair value estimates to changes in key assumptions.

We performed our annual goodwill impairment assessment as of October 1, 2025 and concluded that the fair value of each reporting unit exceeded its carrying amount. Management continued to evaluate indicators of impairment subsequent to the annual test. In connection with our assessment as of December 31, 2025, management considered trends in share price, the relationship between market capitalization and carrying value, recent operating performance, and updated forecasts. Management also considered the implied control value of the Company by reconciling the aggregate fair value of the reporting units to market capitalization adjusted for a reasonable control premium informed by observable market data.

Based on this evaluation, management concluded that it was not more likely than not that the fair value of any reporting unit was below its carrying amount as of December 31, 2025, and therefore a quantitative goodwill impairment test was not required.

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

Monetary assets or liabilities denominated in currencies other than the functional currency are remeasured using exchange rates prevailing on the balance sheet date. Foreign currency remeasurement gains and (losses), net is included in other (expense) income, net in the consolidated statements of operations and the amounts were $0.2 million, $(5.4) million, and $(1.2) million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts do not include the change in fair value of our foreign currency forward contracts. Refer to Note 3, Derivative Financial Instruments for more information on our hedging instruments.

Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded as a component of accumulated other comprehensive income (loss).

Corsair Gaming, Inc. | 2025 Form 10-K | 67

Noncontrolling Interest

We have a redeemable noncontrolling interest in connection with our partial ownership of iDisplay.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net income per share is computed based on the weighted-average number of shares outstanding for the period, adjusted to include the incremental shares expected to be issued for assumed exercise of options under the treasury stock method. Net income (loss) attributable to common stockholders is adjusted for changes in the redemption value of redeemable noncontrolling interest. (See section on “Noncontrolling Interest” above and Note 11 “Net Income (Loss) Per Share” for more information).

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this standard for year ended December 31, 2025, and applied the new disclosure requirement prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 12 “Income Taxes” for further detail.

Recently Issued Accounting Pronouncements, Not Yet Adopted

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

Corsair Gaming, Inc. | 2025 Form 10-K | 68

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements. The amendments in this update are intended to more closely align hedge accounting with the economics of an entity's risk management activities. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. The amendments should be applied prospectively. We are currently evaluating the provisions of this ASU to determine its impact on our consolidated financial statements. We expect to adopt this ASU for the fiscal year beginning January 1, 2027.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements related disclosures.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $28.5 million and $35.2 million as of December 31, 2025 and 2024, respectively. The net fair value gain (loss) recognized in other (expense) income, net in relation to these derivative instruments was $(4.6) million, $0.9 million, and $(1.6) million for the years ended December 31, 2025, 2024, and 2023, respectively.

4. Business Combinations

Fanatec Acquisition

On September 13, 2024, one of our subsidiaries, Corsair GmbH (“GmbH”) executed an Asset Purchase Agreement (“APA”) to purchase the business (the “Fanatec Business”) of Endor AG (“Endor”), which includes certain assets and all the personnel of Endor, as well as the equity interests of certain of Endor’s subsidiaries. Endor was a German public entity that created the leading end-to-end premium Fanatec sim racing product line. The Fanatec sim racing product line, which fully complements our sim racing chassis, gaming PCs, and gaming and streaming peripherals, has since expanded our product offerings in these markets.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 69

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
(2)
Measurement period adjustments recorded during the year ended December 31, 2025.

The fair value of the working capital related items, as well as the fair value of property and equipment approximated their book values at the Fanatec Acquisition Date. The fair value of the inventories was estimated by major category, at an estimate of net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The difference between the fair value of the inventories and the book value recorded on the Fanatec Acquisition Date was $5.4 million, of which, upon the sale of acquired inventories, we recognized $0.7 million and $4.7 million in “cost of revenue” in our consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

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

The acquisition-related costs incurred in the years ended December 31, 2025 and 2024 was $0.1 million and $2.7 million, respectively, and these amounts are included in sales and general and administrative expenses in the consolidated statements of operations.

Corsair Gaming, Inc. | 2025 Form 10-K | 70

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

December 31, 2023	$148,936	$205,769	$354,705
Addition from business acquisition	—	—	—
Purchase price adjustment	—	—	—
Measurement period adjustments	—	(28)	(28)
Effect of foreign currency exchange rates	(61)	(394)	(455)
December 31, 2024	148,875	205,347	354,222
Measurement period adjustments	—	2,140	2,140
Effect of foreign currency exchange rates	81	1,322	1,403
December 31, 2025	$148,956	$208,809	$357,765

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$31,912	$19,891	$12,021	$50,512	$28,958	$21,554
Trade name	45,961	14,935	31,026	45,448	11,606	33,842
Customer relationships	216,869	180,962	35,907	217,868	160,183	57,685
Patent	36,450	27,624	8,826	34,307	21,376	12,931
Supplier relationship	5,997	3,997	2,000	5,745	2,872	2,873
Total finite-life intangibles	337,189	247,409	89,780	353,880	224,995	128,885
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	—	—	—	4	—	4
Total intangible assets	$372,619	$247,409	$125,210	$389,314	$224,995	$164,319

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

Amortization expense of intangible assets was recognized in our consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Cost of revenue	$6,536	$5,963	$5,842
Sales, general and administrative	26,725	25,335	24,496
Product development	6,967	7,150	8,150
Total amortization of intangible assets	$40,228	$38,448	$38,488

The estimated future amortization expense of intangible assets as of December 31, 2025 is as follows (in thousands):

Amounts

2026	$36,182
2027	25,424
2028	5,469
2029	3,764
2030	3,585
Thereafter	15,356
Total	$89,780

Corsair Gaming, Inc. | 2025 Form 10-K | 71

6. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	December 31,
	2025	2024

Cash	$97,183	$107,011
Restricted cash—short term	1,400	2,374
Restricted cash—non current	250	246
Total cash and restricted cash	$98,833	$109,631

	December 31,
	2025	2024

Accounts receivable (1)	$234,226	$218,913
Allowance for doubtful accounts	(326)	(265)
Accounts receivable, net	$233,900	$218,648

(1) As of December 31, 2025, two customers represented 42.0% and 14.4% of our accounts receivable, net balance, respectively. As of December 31, 2024, two customers represented 41.8% and 14.2% of our accounts receivable, net balance, respectively.

	December 31,
	2025	2024

Raw materials	$72,516	$54,586
Work in progress	12,875	14,932
Finished goods	217,945	190,461
Inventories	$303,336	$259,979

As of December 31, 2025, consigned inventories included within our raw material and work in progress are $1.2 million and $12.0 million, respectively. As of December 31, 2024, consigned inventories included within our raw material and work in progress are $0.5 million and $3.1 million, respectively.

	December 31,
	2025	2024

Manufacturing equipment	$30,957	$28,413
Leasehold improvements	23,260	20,938
Computer equipment, software and office equipment	19,194	16,418
Furniture and fixtures	7,337	5,655
Total property and equipment	$80,748	$71,424
Less: Accumulated depreciation and amortization	(49,234)	(41,682)
Property and equipment, net	$31,514	$29,742

	December 31,
x	2025	2024
x
Right-of-use assets	$57,600	$52,580
Deferred tax asset	11,371	6,468
Other	4,616	4,864
Other assets	$73,587	$63,912

Corsair Gaming, Inc. | 2025 Form 10-K | 72

	December 31,
	2025	2024

Accrued reserves for customer incentive programs	$61,173	$41,141
Accrued reserves for sales returns	37,760	34,915
Accrued payroll and related expenses	26,830	13,297
Operating lease liabilities, current	16,400	15,843
Accrued freight expenses	16,037	14,314
Sales and use tax and value-added tax payable	11,087	9,169
Contract liabilities	8,998	7,283
Accrued warranty	8,065	8,759
Accrued legal expense	509	5,823
Other	25,416	26,325
Other liabilities and accrued expenses	$212,275	$176,869

	December 31,
	2025	2024

Operating lease liabilities, noncurrent	$52,785	$47,660
Other	3,010	3,715
Other liabilities, noncurrent	$55,795	$51,375

7. Debt

On September 3, 2021, we refinanced our First Lien Credit and Guaranty Agreement with a new Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. The Credit Agreement provided for a $100.0 million five-year revolving credit facility maturing in September 2026 (the “September 2026 Revolving Facility”) and a $250.0 million five-year term loan facility maturing in September 2026 (the “September 2026 Term Loan”). The Credit Agreement also permitted, subject to conditions stated therein, our ability to incur additional indebtedness pursuant to additional incremental facilities in a maximum aggregate principal amount not to exceed $250.0 million. Prepayment of the September 2026 Term Loan and the September 2026 Revolving Facility was permitted at any time without premium or penalty. We prepaid $42.8 million and $12.5 million of the September 2026 Term Loan principal in the years ended December 31, 2025 and 2024, respectively.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 73

The following table presents the carrying value of our Term Loan (in thousands):

	December 31,
	2025	2024
X
Term Loan (variable rate) due September 2026 under the Credit Agreement	$—	$174,000
Term Loan (variable rate) due June 2030 under the Amended and Restated Credit Agreement	121,875	—
Debt discount and issuance cost, net of amortization	(533)	(461)
Total debt	121,342	173,539
Less: debt maturing within one year, net	6,120	12,229
Long-term debt, net	$115,222	$161,310

As of December 31, 2025, the estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, was approximately $124.4 million.

The unused capacity of the June 2030 Revolving facility under the Amended and Restated Credit Agreement was $99.5 million as of December 31, 2025. The unused capacity of the September 2026 Revolving facility under the Credit Agreement was $99.8 million as of December 31, 2024.

The effective interest rate of our Term Loan, inclusive of the debt discount and debt issuance costs, was approximately 6.6%, 6.8%, and 7.4% for the years ended December 31, 2025, 2024 and 2023, respectively.

The Amended and Restated Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Amended and Restated Credit Agreement). According to the provisions of the Amended and Restated Credit Agreement, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Amended and Restated Credit Agreement). As of December 31, 2025, we were fully in compliance under the Amended and Restated Credit Agreement.

Our obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Amended and Restated Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023

Contractual interest expense for term loan	$8,284	$12,347	$16,362
Contractual interest expense for revolving facility	316	55	—
Amortization of debt discount and issuance cost	412	513	679
Other	338	292	379
Total interest expense	$9,350	$13,207	$17,420

The future principal payments under our total long-term debt as of December 31, 2025 are as follows (in thousands):

Amounts

2026	$6,250
2027	6,250
2028	6,250
2029	6,250
2030	96,875
Total debt	$121,875

Corsair Gaming, Inc. | 2025 Form 10-K | 74

8. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	December 31,
	2025	2024

Beginning of the period	$8,759	$7,155
Balance assumed from business acquisitions	—	1,304
Warranty provision related to products shipped	8,420	5,872
Deductions for warranty claims processed	(9,114)	(5,572)
End of period	$8,065	$8,759

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for our enterprise resource planning system and the related support services, in addition to commitments related to other cloud computing hosting arrangements. Total long-term non-cancelable purchase commitments as of December 31, 2025 and 2024 was $3.9 million and $1.6 million, respectively.

Letters of Credit

Letters of credit outstanding as of December 31, 2025 and 2024 were $0.5 million and $0.2 million, respectively. No amounts have been drawn upon the letters of credit for the years ended December 31, 2025, 2024 and 2023.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a character normally incidental to the ordinary course of business. Litigation can be expensive and disruptive to normal business operations, and the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred and we record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, we believe there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position, or the outcome of these matters is currently not determinable. An unfavorable outcome of any legal matter, if material, could have an adverse effect on our operations or financial position, liquidity of results of operations.

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

9. Stockholders’ Equity

On September 25, 2020, in connection with the closing of the IPO, we filed an Amended and Restated Certificate of Incorporation which increased the authorized shares of common stock for issuance to 300,000,000 and authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share, for issuance. There were no shares of preferred stock outstanding as of December 31, 2025 and 2024.

Shelf-Registration Statement

On July 22, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective August 1, 2022 (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants, through August 1, 2025, of which $216.7 million remained unsold through August 1, 2025. In addition, the 2022 Shelf Registration Statement registered 54,179,559 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement, all of which remained unsold through

Corsair Gaming, Inc. | 2025 Form 10-K | 75

August 1, 2025. The 2022 Shelf Registration Statement expired on August 1, 2025, and on August 7, 2025, we filed a new shelf registration statement on Form S-3, which was declared effective on August 15, 2025 (the “2025 Shelf Registration Statement”) to replace the 2022 Shelf Registration Statement.

The 2025 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants through August 15, 2028. As of December 31, 2025, $300.0 million remained available for issuance under the 2025 Shelf Registration Statement. In addition, the 2025 Shelf Registration Statement registered 56,300,771 shares of common stock held by the selling securityholders named in the 2022 Shelf Registration Statement, all of which remained unsold as of December 31, 2025.

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

Under the 2020 Plan, the number of shares of common stock reserved for issuance is subject to automatic evergreen increases annually on the first day of each year beginning in 2021 through 2030, by an amount equal to the lesser of 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by our Board. The 2020 Plan reserve also includes any shares under the 2017 Plan and the 2020 Plan that may become available for issuance if the award terminates without the delivery of shares or if shares are tendered to satisfy the exercise price or tax withholding obligation with respect of the award. As of December 31, 2025, there were 12,711,414 shares reserved for future issuance under the 2020 Plan.

All stock options under the 2017 Plan and the 2020 Plan are issued at exercise prices not less than the fair market value on the date of grant. RSUs have no exercise price. Both stock options and RSUs vest over a period of time as determined by the Board, generally four to five years. Stock options expire ten years from date of grant.

In February 2025, we granted performance stock units (“PSU”) to certain members of our management team under the 2020 Equity Incentive Plan. The vesting of PSUs was conditional upon the achievement of certain internal financial targets for the year ended December 31, 2025 and continued service over a three-year service period. The number of units that could be earned ranged from 0% to 200% of the target shares depending on the achievement of the financial targets. Based on the Company’s 2025 financial performance, the number of PSU expected to be earned is subject to approval by the Board in early 2026. One-third of the earned PSUs will vest in the first quarter of 2026, with the remaining two-thirds vesting quarterly over the subsequent two years, subject to continued service. Compensation expense associated with the PSUs is recognized using the accelerated attribution method over the requisite service period, and is based on the number of PSUs earned following completion of the performance period.

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

Under the ESPP plan, the number of shares reserved for issuance is subject to automatic increases annually on the first day of each year beginning in 2021 through 2030, by an amount equal to the lesser of 1% of the total outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by our Board, provided that no more than 20,000,000 shares may be issued under the plan. As of December 31, 2025, there were 4,541,049 shares reserved for future issuance under the ESPP.

Corsair Gaming, Inc. | 2025 Form 10-K | 76

Stock Options Activities

The following table summarizes the stock option activities and related information for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2024	11,142,027	$13.40	6.0	$7,185
Granted	1,424,478	11.22
Exercised	(573,043)	5.37
Forfeited/cancelled	(182,335)	12.65
Outstanding as of December 31, 2025	11,811,127	$13.54	4.8	$4,599
Vested and exercisable as of December 31, 2025	9,138,211	$13.72	3.7	$4,599

The weighted-average grant date fair value per share for stock options granted in years ended December 31, 2025, 2024 and 2023 was $5.89, $6.47, and $8.71 respectively. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $3.0 million, $2.0 million, and $11.8 million, respectively.

RSU Activities

The following table summarizes the RSU activities and related information for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2024	2,016,661	$15.01
Granted	1,524,464	11.44
Vested	(1,009,761)	15.96
Forfeited/cancelled	(187,793)	12.52
Outstanding as of December 31, 2025	2,343,571	$12.47

The weighted-average grant date fair value per share for RSUs granted in years ended December 31, 2025, 2024 and 2023 was $11.44, $11.79, and $17.42, respectively. The total fair value of RSUs vested in the years ended December 31, 2025, 2024 and 2023 was $10.1 million, $8.1 million, and $13.2 million, respectively.

PSU Activities

The following table summarizes the PSU activities and related information for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2024	327,000	$13.54
Granted	567,000	12.23
Vested	—	—
Forfeited/cancelled	(327,000)	13.54
Outstanding as of December 31, 2025	567,000	$12.23

Corsair Gaming, Inc. | 2025 Form 10-K | 77

The weighted-average grant date fair value per share for PSUs granted in years ended December 31, 2025 and 2024 was $12.23, and $13.54, respectively. No PSUs vested in the years ended December 31, 2025 and 2024. The fair value of the PSUs was determined using the Company's stock price on the grant date.

Stock-based Compensation

The following table summarizes stock-based compensation expense by line item in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2025	2024	2023

Cost of revenue	$2,233	$2,044	$2,094
Sales, general and administrative	28,022	24,955	24,838
Product development	2,857	3,592	3,941
Stock-based compensation expense, net of amounts capitalized (1)	$33,112	$30,591	$30,873

Income tax benefits related to stock-based compensation expense	$259	$195	$2,725

(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	December 31, 2025
	Unrecognized Expense	Remaining Weighted Average Period (In years)

Stock Options	$13,869	2.4
RSUs	22,226	2.6
ESPP	137	0.1
PSUs	2,730	2.2
Total unrecognized stock-based compensation expense	$38,962

Valuation Assumptions

We estimate the fair value of the stock options at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions:

	Years Ended December 31,
	2025	2024	2023

Expected term (years)	6.23	6.16	6.00
Expected volatility	47.3% - 49.6%	42.8% - 43.1%	43.2% - 44.5%
Dividend yield	—	—	—
Risk-free interest rate	3.81% - 4.45%	4.17% - 4.41%	3.85% - 4.61%

We estimate the fair value of the shares under the ESPP at the date of grant using the Black-Scholes-Merton pricing model, with the following valuation assumptions:

	Years Ended December 31,
	2025	2024	2023

Expected term (years)	0.50	0.50	0.50 - 0.64
Expected volatility	53.3% - 61.3%	30.5% - 44.2%	41.0% - 47.8%
Dividend yield	—	—	—
Risk-free interest rate	4.41% - 4.34%	4.92% - 5.32%	4.77% - 5.45%

Each of the inputs to the Black-Scholes-Merton pricing model, as discussed below, is subjective and generally requires significant judgment and estimation by management.

Expected Term—Expected term is estimated based on our historical exercise data.

Expected Volatility—Expected volatility is estimated using the weighted average volatility of our common stock and the stocks of comparable public companies within our industry.

Corsair Gaming, Inc. | 2025 Form 10-K | 78

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock-based awards.

Expected Dividend Rate—The expected dividend is zero as we do not anticipate paying any dividends on our common stock in the foreseeable future.

11. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024	2023

Numerator
Net loss	$(14,965)	$(83,394)	$(1,037)
Less: Net income attributable to noncontrolling interest	1,194	1,787	1,553
Net loss attributable to Corsair Gaming, Inc.	(16,159)	(85,181)	(2,590)
Change in redemption value of redeemable noncontrolling interest	3,694	(13,994)	5,777
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(12,465)	$(99,175)	$3,187
Denominator
Basic weighted-average shares outstanding	106,005	104,164	102,482
Effect of dilutive securities	—	—	3,794
Total diluted weighted-average shares outstanding	106,005	104,164	106,276

Net income (loss) per share attributable to common stockholders of Corsair Gaming, inc.
Basic	$(0.12)	$(0.95)	$0.03
Diluted	$(0.12)	$(0.95)	$0.03

Anti-dilutive potential common shares (1)	14,488	13,585	5,304
(1)
Potential common share equivalents were not included in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

12. Income Taxes

Loss before income tax consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024 (1)	2023

Domestic	$(30,356)	$(73,238)	$(21,833)
Foreign	18,207	11,580	18,354
Loss before income tax	$(12,149)	$(61,658)	$(3,479)

(1) Income (loss) before income taxes is attributed to domestic and foreign operations based on the location of the legal entity generating the earnings. Intercompany dividends are included in separate legal entity for purposes of determining income before income taxes for the respective domestic and foreign operations. However, all such intercompany dividends and related income are eliminated in consolidation to arrive at the consolidated loss before income taxes. The classification of the 2024 amounts presented in the table above have been adjusted to conform with the classification of such intercompany dividends and income in 2025. There were no such intercompany dividend and related income in 2023.

Income tax benefit (expense) consisted of the following (in thousands):

Corsair Gaming, Inc. | 2025 Form 10-K | 79

	Years Ended December 31,
	2025	2024	2023

U.S. federal taxes:
Current	$652	$(406)	$624
Deferred	(102)	(23,036)	4,235
U.S state taxes:
Current	105	(222)	(477)
Deferred	73	(5,874)	863
Foreign taxes:
Current	(10,086)	(9,692)	(4,037)
Deferred	6,542	17,494	1,234
Income tax benefit (expense)	$(2,816)	$(21,736)	$2,442

A reconciliation of the income tax expense to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

	Year Ended December 31, 2025

Pre-tax book loss	$(12,149)
Provision at U.S. federal statutory rate	2,551	21.0%
State and local income taxes, net of federal income tax effect (1)	(24)	(0.2)%
Foreign Tax Effects:
United Kingdom:
Statutory tax rate difference between United Kingdom and United States	(159)	(1.3)%
Patent box benefit at lower rate	1,118	9.2%
Prior return to provision adjustment	(339)	(2.8)%
Other	(86)	(0.7)%
Taiwan:
Statutory tax rate difference between Taiwan and United States	151	1.2%
Taiwan Hynix tax	(305)	(2.5)%
Nondeductible stock-based compensation	(124)	(1.0)%
Other	(10)	(0.1)%
Germany:
Statutory tax rate difference between Germany and United States	50	0.4%
Germany trade tax	(166)	(1.4)%
Bargain purchase gain	(847)	(7.0)%
Germany statutory adjustment	951	7.8%
Other	(3)	—
Other foreign jurisdiction	23	0.2%
Effect of cross-border tax laws:
Subpart F	(1,264)	(10.4)%
Global intangible low-taxed income (GILTI)	(78)	(0.6)%
Foreign-derived intangible income (FDII)	789	6.5%
Sec.986c adjustment	(497)	(4.1)%
Tax credits:
Research and development credit	402	3.3%
Change in valuation allowance	(208)	(1.7)%
Non taxable or nondeductible items:
Nondeductible stock-based compensation	(1,866)	(15.4)%
Section 162(m) limitation	(1,908)	(15.7)%
Other	(27)	(0.2)%
Changes in unrecognized tax benefits	834	6.9%
Other:
Endor America liquidation impact (2)	(924)	(7.6)%
Effect of change in assertion of indefinite reinvestment	(850)	(7.0)%
Total income tax benefit (expense)	$(2,816)	(23.2)%

Corsair Gaming, Inc. | 2025 Form 10-K | 80

(1) State taxes in California and New Jersey represented more than 50% of the tax effect in this reconciling item.

(2) Endor America was one of the non-German subsidiaries acquired as part of the September 2024 Fanatec Acquisition.

A reconciliation of the income tax expense to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes before the adoption of ASU 2023-09 is as follows (in thousands):

	Years Ended December 31
	2024	2023

Provision at federal statutory rate	$12,913	$731
State taxes	1,636	116
Foreign rate differential	(15,027)	(413)
Taxes on foreign operations	14,035	4,210
Research and development credits	1,291	1,151
Tax impact from intercompany transfer of intangible assets	10,652	—
Change in valuation allowance	(41,252)	41
Section 162(m) limitation	(2,102)	(1,529)
Deferred tax assets adjustments	—	(1,242)
Stock base compensation	(2,073)	(333)
Other	(1,809)	(290)
Total income tax benefit (expense)	$(21,736)	$2,442

We were not subject to any tax holidays or tax holiday terminations subject to disclosure during these periods that impacted earnings per share.

Components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2025	2024

Deferred tax assets:
Accrued expenses and reserves	$13,842	$14,351
Lease liabilities	10,568	10,244
Stock-based compensation	6,911	5,642
NOL and capital losses	15,203	4,778
Capitalized research expenditures	15,526	29,754
Tax credits	1,654	2,060
Uniform capitalization	1,633	1,325
Foreign currency translation adjustments	1,566	1,859
Other	267	508
Total deferred tax assets	67,170	70,521
Less: Valuation allowance	(42,156)	(43,654)
Deferred tax liabilities:
Intangible assets	(8,461)	(16,548)
Right-of-use assets	(8,005)	(7,711)
Effect of change in assertion of indefinite reinvestment	(1,071)	—
Depreciation & amortization	(2,177)	(3,519)
Net deferred tax (liabilities) assets	$5,300	$(911)

We have established a valuation allowance of $42.2 million and $43.7 million as of December 31, 2025 and 2024, respectively, against our net deferred tax assets. We determine valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. A significant piece of objective negative evidence considered in this assessment was our three-year cumulative loss position in the United States as of December 31, 2025 and 2024. Although management considered the projections of future taxable income, the weight of this historical objective evidence led management to conclude that the majority of its U.S. deferred tax assets are not more likely than not to be realized, resulting in the initial recognition of the valuation allowance in 2024. Based on our continued evaluation of all available evidence as of December 31, 2025, management concluded that the valuation allowance remains necessary in 2025.

Corsair Gaming, Inc. | 2025 Form 10-K | 81

As of December 31, 2025, we had net operating loss (“NOL”) carryforwards for federal, state and foreign tax purposes of $52.5 million, $42.0 million, and $9.3 million, respectively. The federal NOL carry forward indefinitely; however, under current tax law, the utilization of federal NOL generated in taxable years beginning after December 31, 2017, is limited to 80% of taxable income in the year of utilization. State and foreign NOL will begin to expire in 2042 and 2030, respectively. As defined under Internal Revenue Code Section 382 (“Section 382”), certain tax attributes are subject to an annual limitation as a result of our change in ownership in August 2017. If an ownership change has occurred or occurs in the future, our ability to use pre-change tax attributes to offset future taxable income would be subject to an annual limitation based on the Company’s value at the time of the change.

We intend to indefinitely reinvest the majority of our foreign subsidiary earnings to support international operations; accordingly, no deferred tax liabilities have been recognized for these outside basis differences. During the current period, we reassessed our assertion under APB 23 with respect to the indefinite reinvestment of undistributed foreign earnings. As a result of this reassessment, we changed our assertion for certain subsidiaries in the United Kingdom and Canada to no longer indefinitely reinvest their undistributed earnings in order to satisfy domestic liquidity needs and settle intercompany receivables. This change resulted in the recognition of a $1.0 million deferred tax liability in 2025, which was fully offset by a corresponding valuation allowance, resulting in no impact to our 2025 consolidated tax provision.

Changes in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Beginning balance	$3,212	$3,538	$3,606
Tax position related to current year
Increase	161	345	317
Decrease	—	—	—
Tax position related to prior year
Increase	1,621	—	1
Decrease	(1,163)	(671)	(386)
	$3,831	$3,212	$3,538

All of these unrecognized tax benefits would favorably impact our effective tax rate in future periods to the extent benefits are recognized.

Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. We did not recognize any material interest or penalties related to uncertain tax positions for the years ended December 31, 2025, 2024 and 2023. We file income tax returns with the U.S. federal government, various U.S. states and foreign jurisdictions including Germany, Hong Kong, Taiwan, and the United Kingdom. Our income tax returns in the U.S., various U.S. states and foreign jurisdictions remain open to examination by taxing authorities for years 2018 through 2024.

The amounts of cash income taxes paid, net of refunds, for the year ended December 31, 2025 were as follows:

Year Ended December 31
2025

Federal taxes	$(771)
State taxes	(269)
Foreign taxes:
U.K.	6,632
Taiwan	3,727
Other foreign jurisdictions	817
Total cash income taxes paid (net of refunds)	$10,136

The amount of cash income taxes paid, net of refunds, during the years ended December 31, 2024 and 2023 was $5.1 million and $7.4 million, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, introducing significant federal tax law changes, including the permanent restoration of 100% bonus depreciation, immediate expensing of domestic R&D costs under Section 174A, and a more favorable interest deduction limit under Section 163(j). While these provisions generally reduce current taxable income and increase our NOL carryforwards, the enactment did not have a material impact on our 2025 consolidated financial statements or

Corsair Gaming, Inc. | 2025 Form 10-K | 82

effective tax rate. This was due to the full valuation allowance maintained against our U.S. deferred tax assets, which offset the financial statement effects of the resulting changes in deferred tax assets and liabilities in the period of enactment.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2025	2024

Accumulated foreign currency translation loss, net of tax	$1,170	$(3,570)
Unrealized foreign exchange loss from long-term intercompany loans, net of tax	(2,108)	(1,384)
Total accumulated other comprehensive loss	(938)	(4,954)
Less: Accumulated other comprehensive loss attributable to noncontrolling interest	(353)	(395)
Total accumulated other comprehensive loss attributable to Corsair Gaming, Inc.	$(585)	$(4,559)

14. Segment and Geographic Information and Major Customers

Operating segments are based on components of a company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by its chief operating decision maker (“CODM”) to make decisions about resource allocation and performance and (b) for which discrete financial information is available. By this definition, we have identified our Chief Executive Officer as the CODM. We operate and report in two segments:

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and our streaming products, which include capture cards, Stream Decks, microphones, teleprompters, and audio interfaces, our Facecam streaming cameras, studio accessories, command center displays, sim racing products, and gaming furniture, among others.
•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and AI workstations, among others.

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

Segment Profit and Loss

The tables below present the reportable segment profit and loss measure - segment gross profit for each of the periods presented (in thousands):
Corsair Gaming, Inc. | 2025 Form 10-K | 83

	For the year ended December 31, 2025
	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$492,137	$980,343	$1,472,480
Less:
Inventory costs (2)	261,044	740,279	1,001,323
Other segment items (3)	36,977	8,297	45,274
Total cost of revenue	298,021	748,576	1,046,597
Gross profit	$194,116	$231,767	$425,883

	For the year ended December 31, 2024
	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$472,729	$843,650	$1,316,379
Less:
Inventory costs (2)	256,153	691,236	947,389
Other segment items (3)	34,283	7,110	41,393
Total cost of revenue	290,436	698,346	988,782
Gross profit	$182,293	$145,304	$327,597

	For the year ended December 31, 2023
	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$394,881	$1,064,994	$1,459,875
Less:
Inventory costs (2)	231,162	825,320	1,056,482
Other segment items (3)	30,737	12,393	43,130
Total cost of revenue	261,899	837,713	1,099,612
Gross profit	$132,982	$227,281	$360,263

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

Revenue by Major Customer

The following table sets forth the customers that individually comprised 10% or more of our total net revenue for the periods presented:

	Years Ended December 31,
	2025	2024	2023

Customer A	27.4%	30.9%	30.7%
Customer B	*	10.1%	*

Corsair Gaming, Inc. | 2025 Form 10-K | 84

* Customer represents less than 10% of our total net revenue in the period presented.

Revenue by Major Products

The following table sets forth our net revenue by major product category for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023

Gamer and Creator Peripherals segment
Gaming Peripherals products	$492,137	$472,729	$394,881
Gaming Components and Systems segment
Memory products	519,355	429,916	517,416
Other Component products	460,988	413,734	547,578
Total net revenue	$1,472,480	$1,316,379	$1,459,875

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Years Ended December 31,
	2025	2024	2023

United States (U.S.)	$633,551	$614,717	$659,347
Americas (excluding U.S.) (1)	89,568	81,820	91,722
Europe and Middle East (1)	565,792	475,855	512,161
Asia Pacific (1)	183,569	143,987	196,645
Total net revenue	$1,472,480	$1,316,379	$1,459,875
(1)
No individual country, other than disclosed above, represented 10% or more of our consolidated net revenue in the periods presented.

Our long-lived assets consist of property and equipment, net and operating lease right-of-use assets, which are summarized by geographic area as follows (in thousands):

	December 31,
	2025	2024

United States	$56,397	$50,604
Taiwan	16,624	18,101
China	4,971	6,126
Other (1)	11,122	7,491
Total long-lived assets	$89,114	$82,322
(1)
No geographic area, other than disclosed above, represented 10% or more of our total long-lived assets in the periods presented.

15. Leases

Our lease portfolio consists primarily of real estate facilities for manufacturing, distribution, warehousing and office use purposes under operating leases.

The components of lease expenses were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Operating lease expense	$17,499	$15,607	$12,887
Variable lease expense	8,898	6,642	7,540
Total lease expense	$26,397	$22,249	$20,427

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities	$17,802	$16,415	$13,433
Right-of-use assets recognized in exchange for operating lease obligations	17,643	29,162	1,604

As of December 31, 2025, our operating leases had a weighted average remaining lease term of 7.2 years and a weighted average discount rate of 5.8%. As of December 31, 2024, our operating leases had a weighted average remaining lease term of 6.4 years and a weighted average discount rate of 5.0%.

Corsair Gaming, Inc. | 2025 Form 10-K | 85

The following table summarizes the maturity of operating lease liabilities as of December 31, 2025 (in thousands):

Amounts

2026	$17,283
2027	12,459
2028	9,803
2029	8,030
2030	7,504
Thereafter	31,416
Total future lease payments	86,495
Less: Imputed interest	(17,310)
Present value of operating lease liabilities	$69,185

16. Redeemable Noncontrolling Interest (“RNCI”)

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

The following table presents the changes in RNCI for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024

Balance at beginning of period	$15,149	$15,937
Share of net income	1,194	1,280
Share of other comprehensive income (loss)	42	(206)
Dividend paid	(494)	(3,932)
Change in redemption value	(3,694)	13,994
Purchase of additional ownership interest	—	(20,452)
Other (1)	—	8,528
Balance at end of period	$12,197	$15,149

Corsair Gaming, Inc. | 2025 Form 10-K | 86

(1)
This amount represents the reclassification of 19% ownership of iDisplay from noncontrolling interest (presented within permanent equity) to RNCI (presented within temporary equity), effective on the Closing Date of the Additional Purchase Transaction as further described above.

17. Related-Party Transactions

We have a management services agreement with our majority owner in which the majority owner provides management, consulting and advisory services to us. Such services are provided without charge, other than for the reimbursement of travel and out-of-pocket expense as set forth in the management services agreement. Total travel and out-of-pocket expenses incurred were $130 thousand, $271 thousand and $147 thousand for the years ended December 31, 2025, 2024 and 2023, respectively. The amount owed to the majority owner for such expenses was $91 thousand and $55 thousand as of December 31, 2025 and 2024, respectively.

Corsair Gaming, Inc. | 2025 Form 10-K | 87

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Based upon our evaluation under the framework in the Internal Control-Integrated Framework (2013), management has concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 88

Item 9B. Other Information.

(a) None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

Corsair Gaming, Inc. | 2025 Form 10-K | 89

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item may be found in our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference to our Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Corsair Gaming, Inc. | 2025 Form 10-K | 90

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

3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Number	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	September 25, 2020	3.1

3.2	Amended and Restated Bylaws.	8‑K	September 25, 2020	3.2

4.1	Form of Stock Certificate.	S-1/A	September 18, 2020	4.2

4.2	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	March 11, 2021	4.3

4.3	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	November 10, 2020	4.2

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	September 14, 2020	4.4

10.1#	Form of Indemnification Agreement to be entered into between Corsair Gaming, Inc. and each of its directors and executive officers.	S-1	August 21, 2020	10.1

10.2#	Corsair Gaming, Inc. Equity Incentive Program.	S-1/A	September 18, 2020	10.2

10.2(a)#	Form of Unit Award Agreement (U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program.	S-1	August 21, 2020	10.2(a)

10.2(b)#	Form of Unit Award Agreement (Non-U.S. Form) under EagleTree-Carbide Holdings (Cayman), LP Equity Incentive Program.	S-1	August 21, 2020	10.2(b)

10.3#	2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3

10.3(a)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(a)

10.3(b)#	Form of Restricted Stock Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(b)

10.3(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	September 14, 2020	10.3(c)

10.4#	2020 Employee Stock Purchase Plan.	S-1/A	September 14, 2020	10.4

10.5#	Separation and Consulting Agreement, dated November 20, 2025 by and between Corsair Gaming, Inc. and Michael Potter				X

10.6#	Offer Letter Agreement, dated November 11, 2025, by and among Corsair Gaming Inc., and Gordon Mattingly.				X

10.7#	Transition Agreement, dated February 10, 2025, by and between Corsair Gaming, Inc. and Andrew J. Paul	8-K	February 14, 2025	10.1

10.8#	Employment Agreement, dated February 11, 2025, by and between Corsair Gaming, Inc. and Thi La	8-K	February 14, 2025	10.2

Corsair Gaming, Inc. | 2025 Form 10-K | 91

10.9	Amended and Restated Credit Agreement, dated as of June 30, 2025, by and among Corsair Gaming, Inc., as the borrower, certain of its subsidiaries as guarantors, and Bank of America N.A., as administrative agent, swingline lender and L/C issuer.	8-K	July 2, 2025	10.1

10.10(a)	Lease Agreement, dated as of April 27, 2021, by and among Corsair Gaming, Inc. and Campus 237 Owner LLC.	10-K	March 1, 2022	10.17

10.10(b)	Second Amendment to Lease Agreement, dated as of February 13, 2025, by and among Corsair Gaming, Inc. and Campus 237 Owner LLC.				X

10.11#	Form of Change in Control and Severance Agreement,	10-K	March 1, 2022	10.20

10.12#	Non-Employee Director Compensation Policy.	10-Q	August 3, 2023	10.1

10.13	Indemnification Letter, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	August 1, 2024	10.1

19.1	Insider Trading Compliance Policy and Procedures	10-K	February 26, 2025	19.1

21.1	List of the Registrant’s Significant Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).				X

97.1	Policy for Recovery of Erroneously Awarded Compensation, dated October 2, 2023.	10-K	February 27, 2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Item 16. Form 10-K Summary

None.

Corsair Gaming, Inc. | 2025 Form 10-K | 92

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corsair Gaming, Inc.

Date: February 24, 2026	By:	/s/ Thi L. La
Thi L. La
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2026	By:	/s/ Gordon Mattingly
Gordon Mattingly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thi L. La and Gordon Mattingly, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thi L. La	Chief Executive Officer and Director	February 24, 2026
Thi L. La	(Principal Executive Officer)

/s/ Gordon Mattingly	Chief Financial Officer	February 24, 2026
Gordon Mattingly	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anup Bagaria	Director	February 24, 2026
Anup Bagaria

/s/ Diana Bell	Director	February 24, 2026
Diana Bell

/s/ Jason Cahilly	Director	February 24, 2026
Jason Cahilly

/s/ George L. Majoros, Jr.	Director	February 24, 2026
George L. Majoros, Jr.

/s/ Sarah M. Kim	Director	February 24, 2026
Sarah M. Kim

/s/ Stuart A. Martin	Director	February 24, 2026
Stuart A. Martin

/s/ Samuel R. Szteinbaum	Director	February 24, 2026
Samuel R. Szteinbaum

/s/ Randall J. Weisenburger	Director	February 24, 2026
Randall J. Weisenburger

Corsair Gaming, Inc. | 2025 Form 10-K | 93