Form 10-Q
period 2026-03-31
Corsair Gaming, Inc.
filed 2026-05-07
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 24, 2026, the registrant had 106,882,211 shares of common stock, $0.0001 par value per share, outstanding.

25

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q and relate to matters such as our industry, business strategy, business model, optimization of our product mix, growth, user engagement, goals and expectations concerning our market position and market share, inventory management and supply chain flexibility, global expansion, future acquisitions and pursuit of leadership positions in premium categories, our direct to consumer business model, future operations, margins, revenue, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases or the negatives of these words to identify the forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including uncertainties in the geopolitical environment, recent changes in trade regulations and tariffs, and developments in international trade relations and agreements. We believe that these factors include but are not limited to those described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission (the “SEC”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025

Net revenue	$354,512	$369,750
Cost of revenue	238,483	267,388
Gross profit	116,029	102,362
Operating expenses:
Sales, general and administrative	84,988	86,992
Product development	17,245	17,633
Total operating expenses	102,233	104,625
Operating income (loss)	13,796	(2,263)
Other (expense) income:
Interest expense	(1,691)	(2,676)
Interest income	421	630
Other (expense) income, net	374	(3,947)
Total other expense, net	(896)	(5,993)
Income (loss) before income taxes	12,900	(8,256)
Income tax benefit (expense)	157	(2,061)
Net income (loss)	13,057	(10,317)
Less: Net income attributable to noncontrolling interest	273	142
Net income (loss) attributable to Corsair Gaming, Inc.	$12,784	$(10,459)

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net income (loss) attributable to Corsair Gaming, Inc.	$12,784	$(10,459)
Change in redemption value of redeemable noncontrolling interest	(920)	392
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$11,864	$(10,067)

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$0.11	$(0.10)
Diluted	$0.11	$(0.10)
Weighted-average common shares outstanding:
Basic	106,867	105,240
Diluted	107,774	105,240

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 2

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$13,057	$(10,317)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit of $64 and $27 for the three months ended March 31, 2026 and 2025, respectively.	(1,328)	1,666
Unrealized foreign exchange gain from long-term intercompany loan, net of tax expense of nil and nil for the three months ended March 31, 2026 and 2025, respectively.	344	395
Comprehensive income (loss)	12,073	(8,256)
Less: Comprehensive income attributable to noncontrolling interest	225	82
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$11,848	$(8,338)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 3

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash	$118,152	$97,183
Restricted cash	1,345	1,400
Accounts receivable, net	178,375	233,900
Inventories	273,466	303,336
Prepaid expenses and other current assets	28,021	29,639
Total current assets	599,359	665,458
Restricted cash, noncurrent	251	250
Property and equipment, net	31,165	31,514
Goodwill	357,399	357,765
Intangible assets, net	115,269	125,210
Other assets	73,897	73,587
Total assets	$1,177,340	$1,253,784
Liabilities
Current liabilities:
Debt maturing within one year, net	$6,121	$6,120
Accounts payable	157,628	212,547
Other liabilities and accrued expenses	180,348	212,275
Total current liabilities	344,097	430,942
Long-term debt, net	113,691	115,222
Deferred tax liabilities	4,977	6,071
Other liabilities, noncurrent	53,766	55,795
Total liabilities	516,531	608,030
Commitments and Contingencies (Note 7)
Temporary equity
Redeemable noncontrolling interest	13,167	12,197
Stockholders' equity
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 106,879 and 106,639 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	708,518	705,361
Accumulated deficit	(59,366)	(71,230)
Accumulated other comprehensive loss	(1,521)	(585)
Total stockholders’ equity	647,642	633,557
Total liabilities, temporary equity and stockholders' equity	$1,177,340	$1,253,784

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 4

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance as of December 31, 2025	106,639	$11	$705,361	$(71,230)	$(585)	$633,557
Net income	—	—	—	12,784	—	12,784
Other comprehensive loss	—	—	—	—	(936)	(936)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(920)	—	(920)
Repurchases of common stock	(880)	—	(5,011)	—	—	(5,011)
Issuance of common stock in connection with employee equity incentive plans	1,223	—	2,055	—	—	2,055
Shares withheld related to net share settlement	(103)	—	(630)	—	—	(630)
Stock-based compensation	—	—	6,743	—	—	6,743
Balance as of March 31, 2026	106,879	$11	$708,518	$(59,366)	$(1,521)	$647,642

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2024	104,763	$10	$667,617	$(58,765)	$(4,559)	$604,303
Net loss	—	—	—	(10,459)	—	(10,459)
Other comprehensive income	—	—	—	—	2,121	2,121
Change in redemption value of redeemable noncontrolling interest	—	—	—	392	—	392
Issuance of common stock in connection with employee equity incentive plans	1,089	1	3,439	—	—	3,440
Shares withheld related to net share settlement	(36)	—	(390)	—	—	(390)
Stock-based compensation	—	—	9,350	—	—	9,350
Balance as of March 31, 2025	105,816	$11	$680,016	$(68,832)	$(2,438)	$608,757

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 5

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$13,057	$(10,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	6,694	9,322
Depreciation	3,551	3,373
Amortization	9,806	9,782
Reversal of bargain purchase gain on business acquisition	—	2,581
Deferred income taxes, net of valuation allowance	(2,769)	(1,016)
Other	737	3,031
Changes in operating assets and liabilities:
Accounts receivable	54,214	201
Inventories	30,180	(22,237)
Prepaid expenses and other assets	1,024	2,247
Accounts payable	(54,583)	34,253
Other liabilities and accrued expenses	(32,183)	(12,470)
Net cash provided by operating activities	29,728	18,750
Cash flows from investing activities:
Purchase of property and equipment	(3,669)	(3,072)
Net cash used in investing activities	(3,669)	(3,072)
Cash flows from financing activities:
Repayment of debt	(1,563)	(25,000)
Repurchases of common stock	(5,011)	—
Proceeds from issuance of shares through employee equity incentive plans	2,055	3,440
Payment of taxes related to net share settlement of equity awards	(630)	(390)
Dividend paid to noncontrolling interest	(175)	(304)
Net cash used in financing activities	(5,324)	(22,254)
Effect of exchange rate changes on cash	180	(526)
Net increase (decrease) in cash and restricted cash	20,915	(7,102)
Cash and restricted cash at the beginning of the period	98,833	109,631
Cash and restricted cash at the end of the period	$119,748	$102,529
Supplemental cash flow disclosures:
Cash paid for interest	$1,626	$2,463
Cash paid for income taxes, net	2,088	1,550
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,106	$1,427
Right-of-use assets obtained in exchange for operating lease liabilities	2,985	6,510

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 6

Corsair Gaming, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Corsair Gaming, Inc., a Delaware corporation, together with its subsidiaries (collectively, “Corsair” the “Company”, “we”, “us”, or “our”), is a leading global provider and innovator of high-performance products for gamers, streamers, content creators, gaming PC builders, and sim racing enthusiasts.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accounting policies we follow are set forth in Part II, Item 8, Note 2, “Significant Accounting Policies”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the SEC on February 25, 2026.

The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed, combined or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of March 31, 2026 and our results of operations for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 7

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. We adopted this standard effective January 1, 2026. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments provide a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements related disclosures.

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

The foreign currency forward contracts generally mature within two to four months. The notional principal amount of outstanding foreign exchange forward contracts was $21.1 million and $28.5 million as of March 31, 2026 and December 31, 2025,

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 8

respectively. The net fair value gains (losses) recognized in other (expense) income, net in relation to these derivative instruments was $0.2 million and $(1.7) million for the three months ended March 31, 2026 and 2025, respectively.

4. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2025	$148,956	$208,809	$357,765
Measurement period adjustments	—	—	—
Effect of foreign currency exchange rates	(12)	(354)	(366)
Balance as of March 31, 2026	$148,944	$208,455	$357,399

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$28,012	$18,114	$9,898	$31,912	$19,891	$12,021
Trade name	45,961	15,721	30,240	45,961	14,935	31,026
Customer relationships	216,869	186,384	30,485	216,869	180,962	35,907
Patent portfolio	35,893	28,391	7,502	36,450	27,624	8,826
Supplier relationships	5,876	4,162	1,714	5,997	3,997	2,000
Total finite-life intangibles	332,611	252,772	79,839	337,189	247,409	89,780
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Other	—	—	—	—	—	—
Total intangible assets	$368,041	$252,772	$115,269	$372,619	$247,409	$125,210

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

The estimated future amortization expense of intangible assets as of March 31, 2026 is as follows (in thousands):

Amounts

Remainder of 2026	$26,318
2027	25,375
2028	5,441
2029	3,764
2030	3,585
Thereafter	15,356
Total	$79,839

5. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	March 31, 2026	December 31, 2025

Cash	$118,152	$97,183
Restricted cash—short term	1,345	1,400
Restricted cash—noncurrent	251	250
Total cash and restricted cash	$119,748	$98,833

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 9

	March 31, 2026	December 31, 2025

Accounts receivable (1)	$178,701	$234,226
Allowance for doubtful accounts	(326)	(326)
Accounts receivable, net	$178,375	$233,900

(1)
As of March 31, 2026, two customers represented 45.1% and 13.6% of our accounts receivable, net balance, respectively. As of December 31, 2025, two customers represented 42.0% and 14.4% of our accounts receivable, net balance, respectively.

	March 31, 2026	December 31, 2025

Raw materials	$48,647	$72,516
Work in progress	11,984	12,875
Finished goods	212,835	217,945
Inventories	$273,466	$303,336

As of March 31, 2026, consigned inventories included within our raw material and work in progress were $1.4 million and $6.8 million, respectively. As of December 31, 2025, consigned inventories included within our raw material and work in progress were $1.2 million and $12.0 million, respectively.

	March 31, 2026	December 31, 2025

Manufacturing equipment	$31,970	$30,957
Leasehold improvements	23,368	23,260
Computer equipment, software and office equipment	20,256	19,194
Furniture and fixtures	7,994	7,337
Total property and equipment	83,588	80,748
Less: Accumulated depreciation and amortization	(52,423)	(49,234)
Property and equipment, net	$31,165	$31,514

	March 31, 2026	December 31, 2025

Right-of-use assets	$56,634	$57,600
Deferred tax asset	12,927	11,371
Other	4,336	4,616
Other assets	$73,897	$73,587

	March 31, 2026	December 31, 2025

Accrued reserves for customer incentive programs	$55,532	$61,173
Accrued reserves for sales returns	34,807	37,760
Accrued payroll and related expenses	16,934	26,830
Operating lease liabilities, current	17,330	16,400
Accrued freight expenses	10,176	16,037
Sales and use tax and value-added tax payable	8,257	11,087
Accrued warranty	7,849	8,065
Contract liabilities	5,195	8,998
Other	24,268	25,925
Other liabilities and accrued expenses	$180,348	$212,275

	March 31, 2026	December 31, 2025

Operating lease liabilities, noncurrent	$50,712	$52,785
Other	3,054	3,010
Other liabilities, noncurrent	$53,766	$55,795

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 10

6. Debt

On June 30, 2025, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Bank of America, N.A. (“BofA”) to refinance our prior first lien credit and guaranty agreement with BofA, entered into on September 3, 2021. The Amended and Restated Credit Agreement provides for total commitments of $225.0 million, consisting of a $100.0 million five-year revolving credit facility maturing on June 30, 2030 (the “June 2030 Revolving Facility”) and a $125.0 million five-year term loan facility maturing on June 30, 2030 (the “June 2030 Term Loan”). The Amended and Restated Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $125.0 million.

The Amended and Restated Credit Agreement has a variable rate structure. According to the provisions of the Amended and Restated Credit Agreement, the June 2030 Term Loan and June 2030 Revolving Facility each bears interest at our election, at either (a) term Secured Overnight Financing Rate (“SOFR”) plus a percentage spread (ranging from 1.50% to 2.50%) based on our total net leverage ratio or (b) the base rate (as described in the Amended and Restated Credit Agreement as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month term SOFR plus 1.0%) plus a percentage spread (ranging from 0.50% to 1.50%) based on the our total net leverage ratio.

The following table presents the carrying value of our term loans (in thousands):

	March 31, 2026	December 31, 2025

June 2030 Term Loan	$120,313	$121,875
Debt discount and issuance cost, net of amortization	(501)	(533)
Total debt	119,812	121,342
Less: debt maturing within one year, net	6,121	6,120
Long-term debt, net	$113,691	$115,222

As of March 31, 2026, the estimated fair value of the June 2030 Term Loan, which we have classified as a Level 2 financial instrument, was approximately $120.8 million.

The unused capacity of the June 2030 Revolving Facility was $99.6 million and $99.5 million as of March 31, 2026 and December 31, 2025, respectively.

The effective interest rate for our term loans, inclusive of the amortization of debt discount and debt issuance costs, was approximately 5.3% and 6.2% for the three months ended March 31, 2026 and 2025, respectively.

The Amended and Restated Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Amended and Restated Credit Agreement). According to the provisions of the Amended and Restated Credit Agreement, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Amended and Restated Credit Agreement). As of March 31, 2026, we were fully in compliance under the Amended and Restated Credit Agreement.

Our obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all assets of the Company and the guarantor subsidiaries, subject to certain exceptions detailed in the Amended and Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025

Contractual interest expense for term loan	$1,579	$2,457
Amortization of debt discount and issuance cost	58	157
Other	54	62
Total interest expense	$1,691	$2,676

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 11

The future principal payments under our total long-term debt as of March 31, 2026 are as follows (in thousands):

Amounts

Remainder of 2026	$4,688
2027	6,250
2028	6,250
2029	6,250
2030	96,875
Thereafter	—
Total debt	$120,313

7. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Beginning of the period	$8,065	$8,759
Warranty provision related to products shipped	953	1,444
Deductions for warranty claims processed	(1,169)	(1,587)
End of period	$7,849	$8,616

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for our enterprise resource planning system and the related support services, in addition to commitments related to other cloud computing hosting arrangements. Total long-term non-cancelable purchase commitments as of March 31, 2026 and December 31, 2025 were $3.1 million and $3.9 million, respectively.

Letters of Credit

Letters of credit outstanding as of March 31, 2026 and December 31, 2025 were $0.4 million and $0.5 million, respectively. No amounts have been drawn upon the letters of credit for the three months ended March 31, 2026 and for the year ended December 31, 2025, respectively.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a character normally incidental to the ordinary course of business. Litigation can be expensive and disruptive to normal business operations, and the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred and we record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, we believe there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position, or the outcome of these matters is currently not determinable. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our operations or financial position, liquidity, results of operations or cash flows.

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

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 12

8. Stockholders’ Equity

Share Repurchase Program

On January 30, 2026, the Board of Directors authorized us to repurchase up to $50 million of our outstanding shares of common stock. This represents Corsair’s first repurchase authorization. This program has no expiration date and may be suspended or discontinued at any time.

For the three months ended March 31, 2026, we repurchased approximately 0.9 million shares of our common stock for an aggregate cost of $5.0 million. As of March 31, 2026, approximately $45.0 million remained available under this program.

Shelf-Registration Statement

On August 7, 2025, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective August 15, 2025 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants though through August 15, 2028. As of March 31, 2026, all $300.0 million remained unsold. The shelf also registered 56,300,771 shares held by certain selling securityholders, all of which remained unsold.

9. Equity Incentive Plans and Stock-Based Compensation

As of March 31, 2026, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

From time to time, we may grant performance stock units (“PSUs”) to certain members of our management team under the 2020 Equity Incentive Plan.

In February 2026, we granted PSUs (the “2026 PSUs”) to certain members of our management team under the 2020 Equity Incentive Plan. Vesting of the 2026 PSUs is conditional upon the achievement of certain financial performance targets tied to the year ending December 31, 2026. The number of units that may be earned range from 0% to 200% of the target shares based on the achievement of the performance conditions, with vesting subject to such performance achievement and continued service. In the event the minimum targets are not achieved, no 2026 PSUs would vest.

In February 2025, we granted PSUs (“2025 PSUs”) to certain members of our management team under the 2020 Equity Incentive Plan. Vesting of the 2025 PSUs is conditional upon the achievement of certain financial performance targets tied to the Company’s 2025 financial performance and the number of 2025 PSUs earned was certified and approved by the Board in February 2026. One-third of the earned 2025 PSUs vested in the first quarter of 2026, with the remaining two-thirds vesting quarterly over the subsequent two years, subject to continued service.

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

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025

Cost of revenue	$527	$498
Sales, general and administrative	5,605	8,075
Product development	562	749
Stock-based compensation expense, net of amounts capitalized (1)	$6,694	$9,322
Excess income tax benefits related to stock-based compensation expense	$97	$163

(1)
Stock-based compensation expense capitalized were not material for each of the periods presented.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 13

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	March 31, 2026
	Unrecognized Expense	Remaining Weighted Average Period (In Years)

Stock options	$17,579	3.0
RSUs	28,343	3.2
PSUs	6,160	2.7
ESPP	521	0.4
Total unrecognized stock-based compensation expense	$52,603

10. Net Loss Per Share

The following table summarizes the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025

Numerator
Net income (loss)	$13,057	$(10,317)
Less: Net income attributable to noncontrolling interest	273	142
Net income (loss) attributable to Corsair Gaming, Inc.	12,784	(10,459)
Change in redemption value of redeemable noncontrolling interest	(920)	392
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$11,864	$(10,067)
Denominator
Basic weighted-average shares outstanding	106,867	105,240
Effect of dilutive securities	907	—
Total diluted weighted-average shares outstanding	107,774	105,240

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$0.11	$(0.10)
Diluted	$0.11	$(0.10)

Anti-dilutive potential common shares (1)	13,747	13,819
(1)
Potential common share equivalents were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

11. Income Taxes

The following table presents our loss before income taxes, income tax expense and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025

Income (loss) before income taxes	$12,900	$(8,256)
Income tax benefit (expense)	157	(2,061)
Effective tax rate	1.2%	(25.0)%

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

Our effective tax rates were a tax benefit of 1.2% and a tax expense of (25.0)% for the three months ended March 31, 2026 and

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 14

2025, respectively. The US tax provision for the quarters ended March 31, 2026 and 2025 was consistently recorded based on actual quarterly tax provision in lieu of annual projected effective tax rate. The change in effective tax rate for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to a change in the mix of income and losses in the various tax jurisdictions in which we operate, as well as a discrete tax benefit of approximately $1 million recognized in the current year period related to the transfer of intellectual property from the UK to the US as part of a reorganization relating to our controller products.

We assess our deferred tax assets and liabilities to determine if it is more likely than not that they will be realized; if not, a valuation allowance is required to be recorded. Previously, in the third quarter of 2024, we reached a cumulative loss position over the previous three years, and with consideration of other negative evidence, we concluded that it is more likely than not that we will not realize our U.S. federal and state deferred tax assets. As a result of the foregoing, a full valuation allowance was recorded for the quarter ended September 30, 2024. The deferred tax liability related to indefinite-lived assets was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the nature of its indefinite life.

Unrecognized tax benefits were $3.9 million as of March 31, 2026 and $3.8 million as of December 31, 2025, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

12. Segment and Geographic Information and Major Customers

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
•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and AI workstations, among others

We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline.

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

Segment Profit and Loss

The tables below present the reportable segment profit and loss measure - segment gross profit for each of the periods presented (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Gamer and Creator Peripherals	Gaming Components and Systems	Total	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$123,310	$231,202	$354,512	$111,973	$257,777	$369,750
Less:
Inventory costs (2)	62,454	162,371	224,825	58,774	204,297	263,071
Other segment items (3)	10,566	3,092	13,658	6,785	(2,468)	4,317
Total cost of revenue	73,020	165,463	238,483	65,559	201,829	267,388
Gross profit	$50,290	$65,739	$116,029	$46,414	$55,948	$102,362

(1)
There are no intersegment revenues between the reportable segments in the periods presented.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 15

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

Revenue by Major Customer

The following table sets forth the customer that individually comprised 10% or more of our total net revenue for the periods presented:

	Three Months Ended March 31,
	2026	2025

Customer A	25.0%	28.3%

No other customer represented 10% or more of our total net revenue in the periods presented.

Revenue by Major Products

The following table sets forth our net revenue by major product category for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025

Gamer and Creator Peripherals
Gaming Peripherals products	$123,310	$111,973
Gaming Components and Systems segment
Memory products	149,561	141,090
Other Component products	81,641	116,687
Total net revenue	$354,512	$369,750

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended March 31,
	2026	2025

United States	$145,954	$168,397
Americas (excluding United States) (1)	24,593	22,098
Europe and Middle East (1)	132,266	137,596
Asia Pacific (1)	51,699	41,659
Total net revenue	$354,512	$369,750
(1)
No individual country, other than disclosed above, represented 10% or more of our consolidated net revenue in the periods presented.

13. Redeemable Noncontrolling Interest (“RNCI”)

We hold an 81% controlling interest in iDisplay, with the remaining 19% owned by the iDisplay Seller. The remaining 19% interest is subject to a put option held by the iDisplay Seller within one year after the fifth anniversary of July 1, 2024 and a call option held by Corsair at any time after the second anniversary of July 1, 2024, with exercise prices based on certain prescribed multiples of iDisplay’s historical trailing twelve-month EBITDA, less any debt.

Because the redemption of the noncontrolling interest is not solely within our control, the carrying value of the remaining 19% interest in iDisplay is classified as temporary equity in our consolidated balance sheet.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 16

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025

Balance at beginning of period	$12,197	$15,149
Share of net income	273	142
Share of other comprehensive income (loss)	(48)	(60)
Dividend paid	(175)	(304)
Change in redemption value	920	(392)
Balance at end of period	$13,167	$14,535

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 17

HItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the United States Securities and Exchange Commission (“SEC”) on February 25, 2026. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and below in Item 3,“Quantitative and Qualitative Disclosures about Market Risk”.

Overview

We are a leading global provider and innovator of high-performance products for gamers and digital creators, such as streamers, vloggers and broadcasters, many of whom build their own PCs using our components. Our industry-leading gaming products help digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming products enable creators, particularly streamers, to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC component products offer our customers multiple options to build their customized gaming and workstation desktop PCs. Our solution is the most complete suite of products that address the most critical components for both game performance and streaming. Our product offering is enhanced by our proprietary software platforms: iCUE and the Elgato streaming suite for content creators, including our Stream Deck control software, which provide unified, intuitive performance, aesthetic control and customization across our Corsair hardware ecosystem and Elgato streaming products. We also offer digital services to enhance the customer experience by integrating esports, Elgato's marketplace, customer care and extended warranty into our product offerings.

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

Summary of Financial Results

Our net revenue was $354.5 million and $369.8 million for the three months ended March 31, 2026 and 2025, respectively. Our gross margin was 32.7% and 27.7% for the three months ended March 31, 2026 and 2025, respectively. We had a net income (loss) of $13.1 million and $(10.3) million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, we had cash and restricted cash, in the aggregate of $119.7 million and the principal balance outstanding on our June 2030 Term Loan was $120.3 million. Cash generated from operations was $29.7 million and $18.8 million for the three months ended March 31, 2026 and 2025, respectively.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those described below.

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

Recent geopolitical developments in the Middle East, including the conflict involving Iran, have contributed to volatility in global energy prices and transportation costs. These developments may increase our freight, logistics and other input costs and may

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 18

also affect consumer spending due to broader economic uncertainty. While we continue to monitor the situation and implement mitigation actions, the duration, severity and broader economic consequences remain uncertain. Other geopolitical concerns include the ongoing conflicts in Ukraine and the broader Middle East, tensions in the Red Sea, and potential conflicts between China and Taiwan, and the resulting supply chain constraints.

Since February 2025, the U.S. government has proposed and in certain cases implemented new, substantial tariffs on imports to the United States from various countries, including Taiwan, China and Vietnam, where we manufacture or source our products. In February 2026, the U.S. Supreme Court ruled that certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. While this ruling creates the potential for refunds of duties previously paid, the ultimate availability, timing, and amount of recovery remain uncertain and is subject to further legal and administrative developments. In March 2026, the U.S. Court of International Trade (CIT) issued an order directing U.S. Customs and Border Protection (CBP) to establish a process for the submission and review of refund claims related to affected IEEPA tariffs, and in April 2026, we submitted refund claims under that process. The ruling remains subject to a potential government appeal or stay request, with a deadline of June 7, 2026. As the recoverability and timing of any such refund remains uncertain, we have not recognized a receivable and corresponding offset to expense or asset as of March 31, 2026 and will not, until such amounts are realized or realizable. In addition, the U.S. federal government has recently introduced additional trade measures and investigations that may result in new tariffs. While we have taken actions to mitigate supply chain and cost impacts, including shifting production across jurisdictions, we may not fully offset ongoing trade and tariff developments.

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

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gaming engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. We believe these trends will over time bring more gamers and creators to purchase dedicated hardware and help grow the market for peripheral products. The growth of these markets will not be linear, as these markets are impacted by macroeconomic and consumer confidence, amongst other conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the timing of release of new game titles and next-generation CPUs and GPUs, as discussed in the bullet below. In our Gamer and Creator Peripherals segment, we expect continued contribution from our Fanatec product portfolio, which expands our offerings in sim racing and complements our broader ecosystem of gaming and streaming products.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply units or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, drives demand for our high-performance gaming components and systems, such as power supply units and cooling solutions, and our gaming PC memory. Demand for our product and our operating results may be affected by the timing and pace of new CPU and GPU launches, as well as the introduction and adoption of new game titles that require higher levels of system performance. For example, following the early 2025 launch of the latest generation of GPUs, we experienced a period of elevated demand as enthusiasts upgraded their systems to support new architectures. In 2026, we expect demand to reflect mid-cycle conditions, as the market anticipates potential hardware refreshes and major software titles scheduled for late 2026 and 2027. However, the timing and market acceptance of these new products, as well as the ongoing impact of component costs on hardware affordability, may continue to influence the rate of consumer upgrades.
•
Global semiconductor shortage. We are observing significant constraints in the global supply of semiconductors driven by the proliferation of AI infrastructure, which are materially impacting the broader hardware market. Heightened demand for these components has driven commodity prices to high levels, resulting in a substantial increase in the

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 19

market price of DRAM modules. We believe these elevated costs act as a barrier to entry for the budget-segment of the self-built PC market and may negatively impact our results in the near term. However, our core market position is centered on the enthusiast-level PC builder, a demographic that historically demonstrates less price sensitivity than the broader market. Additionally, we believe these supply dynamics are occurring alongside a shift in the workstation market driven by the expanded implementation of AI. As the costs of running critical business tasks on public cloud-based Large Language Models ("LLMs") increase, there is growing demand to operate local LLMs on private workstation hardware. We believe we are well positioned to address this emerging trend by delivering high-performance memory components and fully integrated, purpose-built systems necessary to support local AI processing workloads.

Impact of Customer Concentration and Shipping Costs

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors, which we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 25.0% and 28.3% of our net revenue for the three months ended March 31, 2026 and 2025, respectively, and sales to our ten largest customers accounting for approximately 46.8% and 50.4% of our net revenue for the three months ended March 31, 2026 and 2025, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration of revenue and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue for 2025 and for the three months ended March 31, 2026 was favorably impacted by the release of 105 and 20 new products, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

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

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 20

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended March 31,
	2026	2025

Net revenue	$354,512	$369,750
Cost of revenue	238,483	267,388
Gross profit	116,029	102,362
Operating expenses:
Sales, general and administrative	84,988	86,992
Product development	17,245	17,633
Total operating expenses	102,233	104,625
Operating income (loss)	13,796	(2,263)
Other (expense) income:
Interest expense	(1,691)	(2,676)
Interest income	421	630
Other (expense) income, net	374	(3,947)
Total other expense, net	(896)	(5,993)
Income (loss) before income taxes	12,900	(8,256)
Income tax benefit (expense)	157	(2,061)
Net income (loss)	13,057	(10,317)
Less: Net income attributable to noncontrolling interest	273	142
Net income (loss) attributable to Corsair Gaming, Inc.	$12,784	$(10,459)

	Three Months Ended March 31,
	2026	2025

Net revenue	100.0%	100.0%
Cost of revenue	67.3	72.3
Gross profit	32.7	27.7
Operating expenses:
Sales, general and administrative	24.0	23.5
Product development	4.8	4.8
Total operating expenses	28.8	28.3
Operating income (loss)	3.9	(0.6)
Other (expense) income:
Interest expense	(0.5)	(0.7)
Interest income	0.1	0.2
Other (expense) income, net	0.1	(1.1)
Total other expense, net	(0.3)	(1.6)
Income (loss) before income taxes	3.6	(2.2)
Income tax benefit (expense)	—	(0.6)
Net income (loss)	3.6	(2.8)
Less: Net income attributable to noncontrolling interest	—	—
Net income (loss) attributable to Corsair Gaming, Inc.	3.6%	(2.8)%

Net Revenue

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net revenue	$354,512	$369,750

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 21

Net revenue decreased by 4.1% for the three months ended March 31, 2026, as compared to the same period last year.

The decrease in net revenue in the three-month period was due to a 10.3% decrease in sales for our Gaming Components and Systems segment, which was partially offset by a 10.1% increase in sales for our Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2026	2025

	(In thousands, except percentages)
Gross profit	$116,029	$102,362
Gross margin	32.7%	27.7%

Gross margin increased by 500 basis point for the three months ended March 31, 2026, as compared to the same period last year. The increase was primarily attributable to a 580 basis point improvement from favorable product mix and higher pricing, partially offset by a 100 basis point impact from higher tariff costs.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to the “Segment Results” section below.

Sales, General and Administrative (SG&A)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Sales, general and administrative	$84,988	$86,992

SG&A expenses decreased by $2.0 million, or 2.3%, for the three months ended March 31, 2026, as compared to the same period last year primarily due to a $2.9 million decrease in distribution costs due to lower sales volume, a $2.4 million decrease in stock-based compensation expense and a $1.4 million decrease in bad debt expense. These decreases were partially offset by a $3.2 million increase in personnel-related costs, a $0.7 million increase in amortization expense resulting from shortened useful lives of certain intangible assets, and a $0.6 million increase in facilities and maintenance expenses.

Product Development

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Product development	$17,245	$17,633

Product development expenses decreased by $0.4 million, or 2.2%, for the three months ended March 31, 2026, as compared to the same period last year primarily due to a $1.1 million decrease in consulting and contractor costs and a $0.8 million decrease in amortization expense as certain intangible assets became fully amortized. These decreases were partially offset by a $1.6 million increase in personnel-related costs.

Interest Expense, Interest Income and Other (Expense) Income, Net

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Interest expense	$(1,691)	$(2,676)
Interest income	421	630
Other (expense) income, net	374	(3,947)

Interest expense decreased by $1.0 million, or 36.8% for the three months ended March 31, 2026, as compared to the same period last year primarily due to lower principal balance on our term loan combined with lower interest rates.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 22

Interest income decreased by $0.2 million, or 33.2% for the three months ended March 31, 2026, as compared to the same period last year primarily due to lower cash balance in our interest-bearing account combined with lower interest rates.

Other (expense) income, net changed by $4.3 million, from a net expense of $3.9 million for the three months ended March 31, 2025 to a net income of $0.4 million for the three months ended March 31, 2026. Other (expense) income, net for the three months ended March 31, 2025 included a $2.6 million reversal of bargain purchase gain from the Fanatec Acquisition that was recognized in year ended December 31, 2024. The remainder of other (expense) income, net for the three months ended March 31, 2026 and 2025 primarily comprised of foreign exchange gains and losses on cash, accounts receivable, and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries. Our foreign currency exposure is primarily driven by fluctuations in exchange rates for the Euro, the British Pound, and the New Taiwan Dollar.

Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2026	2025

	(In thousands, except percentages)
Income (loss) before income taxes	$12,900	$(8,256)
Income tax benefit (expense)	157	(2,061)
Effective tax rate	1.2%	(25.0)%

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

Our effective tax rates were a tax benefit of 1.2% and a tax expense of (25.0)% for the three months ended March 31, 2026 and 2025, respectively. The change in the effective tax rate was primarily driven by a net discrete tax benefit recognized in the first quarter of 2026 related to an internal restructuring and transfer of intellectual property, partially offset by tax expense on taxable income and changes in the mix of income across jurisdictions. We continue to maintain a full valuation allowance against our U.S. deferred tax assets, and as a result, our domestic tax provision is primarily limited to state taxes and discrete adjustments.

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended March 31,
	2026		2025

Gamer and Creator Peripherals Segment	$123,310	34.8%	$111,973	30.2%
Gaming Components and Systems Segment
Memory Products	149,561	42.2	141,090	38.2
Other Component Products	81,641	23.0	116,687	31.6
	231,202	65.2	257,777	69.8
Total Net Revenue	$354,512	100.0%	$369,750	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased by 10.1% for the three months ended March 31, 2026, as compared to the same period last year. The increase was primarily driven by higher sales within our peripherals, streaming and sim racing categories as a result of new product introductions and market share gains.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment decreased by 10.3% for the three months ended March 31, 2026, as compared to the same period last year. The decrease was primarily driven by softer demand in the self-built PC market, reflecting the lack of a significant GPU-driven upgrade cycle and elevated memory pricing, partially offset by continued strength in memory and systems products.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 23

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended March 31,
	2026		2025

Gamer and Creator Peripherals Segment	$50,290	40.8%	$46,414	41.5%
Gaming Components and Systems Segment
Memory Products	46,970	31.4	23,843	16.9
Other Component Products	18,769	23.0	32,105	27.5
	65,739	28.4	55,948	21.7
Total Gross Profit	$116,029	32.7%	$102,362	27.7%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment decreased by 70 basis point for the three months ended March 31, 2026 as compared to the same period last year. The decrease was primarily driven by a 170 basis point impact from tariffs, a 160 basis point impact from higher promotional costs, and a 70 basis point impact from higher air freight costs. These decreases were partially offset by a 320 basis point improvement from favorable product mix.

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment increased by 670 basis point for the three months ended March 31, 2026 as compared to the same period last year. The increase was primarily driven by a 520 basis point improvement from memory price increases and favorable product mix, a 140 basis point benefit from lower promotional activity due to strong demand for memory products, a 90 basis point benefit from lower rework and warranty costs, and a 90 basis point benefit from lower air freight costs due to improved supply availability. These increases were partially offset by an 80 basis point impact from lower factory utilization and a 70 basis point impact from tariffs.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when necessary, through debt facilities and issuance of equity securities. As of March 31, 2026, our principal sources of liquidity were cash and restricted cash, in aggregate of $119.7 million, and our borrowing capacity under the June 2030 Revolving Facility (as defined under “Capital Resources” below) of $99.6 million.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditures, repayments of debt and related interest, income tax payments, share repurchases, future investments in business and technology, and selective mergers and acquisitions.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at March 31, 2026, supplemented with the borrowing capacity under our June 2030 Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could require operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 24

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash provided by (used in):
Operating activities	$29,728	$18,750
Investing activities	(3,669)	(3,072)
Financing activities	(5,324)	(22,254)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $29.7 million and consisted of net income of $13.1 million, and non-cash adjustments of $18.0 million, partially offset by a net cash outflow of $1.3 million from changes in net operating assets and liabilities. Non-cash adjustments primarily consisted of amortization of intangibles, depreciation, and stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily related to a decrease in accounts payable due to lower inventory purchases and vendor mix and a decrease in other liabilities and accrued expenses due to a reduction in the accruals needed for customer incentives programs; a reduction in sales returns reserves in line with lower revenue; as well as the payment of the 2025 employee bonus during the quarter. These outflows were partially offset by a decrease in accounts receivable from lower revenue and favorable customer mix, and a decrease in inventory compared to the prior quarter.

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

Cash Flows from Investing Activities

Cash used in investing activities was $3.7 million for the three months ended March 31, 2026, compared to $3.1 million for the same period in 2025, primarily reflecting capital expenditures.

Cash Flows from Financing Activities

Cash used in financing activities was $5.3 million for the three months ended March 31, 2026 and primarily consisted of $5.0 million repurchases of common stock, $1.6 million repayment of debt, $0.6 million payment of taxes related to net share settlement of equity awards, and $0.2 million payment of dividends to noncontrolling interest, partially offset by $2.1 million proceeds received from the issuance of shares through the employee equity incentive plans.

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

Capital Resources

Debt Obligations

On June 30, 2025, we entered into an Amended and Restated Credit Agreement with BofA to refinance our prior first lien credit and guaranty agreement with BofA, entered into on September 3, 2021. The Amended and Restated Credit Agreement provides for total commitments of $225.0 million, consisting of a $100.0 million five-year revolving credit facility maturing on June 30, 2030 (the “June 2030 Revolving Facility”) and a $125.0 million five-year term loan facility maturing on June 30, 2030 (the “June 2030 Term Loan”). The Amended and Restated Credit Agreement also permits, subject to conditions stated therein, additional incremental facilities in a maximum aggregate principal amount not to exceed $125.0 million.

The Amended and Restated Credit Agreement has a variable rate structure. According to the provisions of the Amended and Restated Credit Agreement, the June 2030 Term Loan and June 2030 Revolving Facility each bears interest at our election, at either (a) term Secured Overnight Financing Rate ("SOFR") plus a percentage spread (ranging from 1.50% to 2.50%) based on our total net

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 25

leverage ratio or (b) the base rate (as described in the Restated Credit Agreement as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month term SOFR plus 1.0%) plus a percentage spread (ranging from 0.50% to 1.50%) based on the our total net leverage ratio.

Share Repurchase Program

On January 30, 2026, the Board of Directors authorized us to repurchase up to $50 million of our outstanding shares of common stock. This represents our first repurchase authorization. The repurchase program was effective immediately, does not have an expiration date and is subject to market conditions, applicable laws and regulatory guidelines. The timing and amount of any repurchases will depend on a variety of factors, and the program may be suspended or discontinued at any time and without prior notice.

For the three months ended March 31, 2026, we repurchased approximately 0.9 million shares of our common stock for an aggregate cost of $5.0 million. As of March 31, 2026, approximately $45.0 million remained available under this program.

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of March 31, 2026 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$144,000	$12,456	$23,603	$107,941	$—
Inventory-related purchase obligations (2)	80,844	80,844	—	—	—
Operating lease obligations (3)	84,283	17,773	21,878	15,212	29,420
Other purchase obligations (4)	11,315	9,265	1,883	167	—
Total	$320,442	$120,338	$47,364	$123,320	$29,420
(1)
Amounts represent the principal cash payments as of March 31, 2026 of our June 2030 Term Loan based on the repayment schedule according to the Amended and Restated Credit Agreement and the expected interest payments associated with the June 2030 Term Loan. See Note 7, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of March 31, 2026, we had $2.7 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2026, we had cash and restricted cash of $119.7 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of March 31, 2026, under the Amended and Restated Credit Agreement, we had $120.3 million (face value) outstanding on the June 2030 Term Loan which bears interest at variable market rates, primarily SOFR. A significant change in these market rates may adversely affect our operating results. As of March 31, 2026, a hypothetical 100 basis point change in interest rates would result in a change to the annual interest expense by approximately $1.2 million.

Foreign Currency Risk

Approximately 21.0% of our net revenue for the three months ended March 31, 2026 was denominated in foreign currencies, primarily Euro, and to a lesser extent, the British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, Taiwan, and China. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro and British Pound denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $21.1 million and $28.5 million as of March 31, 2026 and December 31, 2025, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other expense, net was $0.4 million and $(1.5) million for the three months ended March 31, 2026 and 2025, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $0.7 million in our condensed consolidated financial statements for the three months ended March 31, 2026.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 27

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 28

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

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. The risks that we describe in our public filings are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely effect on our business, financial condition and/or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended March 31, 2026 was as follows:

Total	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
January 1 - 31, 2026	—	—	—	$50,000
February 1 - 28, 2026	—	—	—	$50,000
March 1 - 31, 2026	880,037	$5.69	880,037	$44,990
Total	880,037		880,037

(1)
On January 30, 2026, the Board of Directors authorized us to repurchase up to $50 million of our outstanding shares of common stock. The program has no expiration date.
(2)
Average price paid per share includes costs associated with the repurchases but excludes excise tax.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 29

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8‑K	3.1	09/25/2020

3.2	Amended and Restated Bylaws.	8‑K	3.2	09/25/2020

4.1	Form of common stock certificate of Registrant.	S-1/A	4.2	09/18/2020

4.2	Investor Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	10-Q	4.2	11/10/2020

4.3	Description of Corsair’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	03/11/2021

4.4	Registration Rights Agreement, by and between Corsair Gaming, Inc. and Corsair Group (Cayman), LP.	S-1/A	4.4	09/14/2020

10.1	Amended and Restated Credit Agreement, dated as of June 30, 2025, by and among Corsair Gaming, Inc., as the borrower, certain of its subsidiaries as guarantors, and Bank of America N.A., as administrative agent, swingline lender and L/C issuer.	8‑K	10.1	07/02/2025

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a‑14(a) and 15d‑14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a‑14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 30

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: May 7, 2026	By:	/s/ Gordon Mattingly
Gordon Mattingly
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Corsair Gaming, Inc. | Q1 2026 Form 10-Q | 31