Form 10-Q
period 2026-06-30
Corsair Gaming, Inc.
filed 2026-08-06
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, the registrant had 108,176,959 shares of common stock, $0.0001 par value per share, outstanding.

25

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q and relate to matters such as our industry, business strategy, business model, optimization of our product mix, gaming growth and entertainment consumption, business growth, user engagement, goals and expectations concerning our market position and market share, inventory management and supply chain flexibility, impact of growing hardware spend and increasingly power CPUs and GPUs, timing of game releases, global expansion, future acquisitions, investments and licensing agreements, and pursuit of leadership positions in premium categories, our direct to consumer business model, future operations, margins, revenue, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases or the negatives of these words to identify the forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, including uncertainties in the geopolitical environment, recent changes in trade regulations and tariffs, developments in international trade relations and agreements including regional conflicts and hostilities. We believe that these factors include but are not limited to those described under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other documents that may be filed by us from time to time with the United States Securities and Exchange Commission (the “SEC”). These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net revenue	$314,335	$320,112	$668,847	$689,862
Cost of revenue	210,047	234,241	448,530	501,629
Gross profit	104,288	85,871	220,317	188,233
Operating expenses:
Sales, general and administrative	81,233	85,280	166,221	172,272
Product development	15,447	17,514	32,692	35,147
Total operating expenses	96,680	102,794	198,913	207,419
Operating income (loss)	7,608	(16,923)	21,404	(19,186)
Other (expense) income:
Interest expense	(1,674)	(2,476)	(3,365)	(5,152)
Interest income	1,404	580	1,825	1,210
Other (expense) income, net	1,781	(1,856)	2,155	(5,803)
Total other expense (income), net	1,511	(3,752)	615	(9,745)
Income (loss) before income taxes	9,119	(20,675)	22,019	(28,931)
Income tax benefit (expense)	30	369	187	(1,692)
Net income (loss)	9,149	(20,306)	22,206	(30,623)
Less: Net income attributable to noncontrolling interest	306	556	579	698
Net income (loss) attributable to Corsair Gaming, Inc.	$8,843	$(20,862)	$21,627	$(31,321)

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net income (loss) attributable to Corsair Gaming, Inc.	$8,843	$(20,862)	$21,627	$(31,321)
Change in redemption value of redeemable noncontrolling interest	(2,015)	3,861	(2,935)	4,253
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$6,828	$(17,001)	$18,692	$(27,068)

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$0.06	$(0.16)	$0.17	$(0.26)
Diluted	$0.06	$(0.16)	$0.17	$(0.26)
Weighted-average common shares outstanding:
Basic	107,351	105,864	107,110	105,554
Diluted	109,193	105,864	108,485	105,554

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 2

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$9,149	$(20,306)	$22,206	$(30,623)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $(13) and $(256) for the three months ended June 30, 2026 and 2025, respectively, and $51 and $(229) for the six months ended June 30, 2026 and 2025, respectively.	(7)	4,876	(1,335)	6,542
Unrealized foreign exchange gain (loss) from long-term intercompany loan, net of tax benefit (expense) of nil and nil for the three months ended June 30, 2026 and 2025, respectively, and nil and nil for the six months ended June 30, 2026 and 2025, respectively.	148	(1,319)	492	(924)
Comprehensive income (loss)	9,290	(16,749)	21,363	(25,005)
Less: Comprehensive income attributable to noncontrolling interest	316	790	541	872
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$8,974	$(17,539)	$20,822	$(25,877)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 3

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash	$192,240	$97,183
Restricted cash	1,364	1,400
Accounts receivable, net	159,820	233,900
Inventories	264,533	303,336
Prepaid expenses and other current assets	28,891	29,639
Total current assets	646,848	665,458
Restricted cash, noncurrent	252	250
Property and equipment, net	30,367	31,514
Goodwill	357,417	357,765
Intangible assets, net	106,489	125,210
Other assets	74,892	73,587
Total assets	$1,216,265	$1,253,784
Liabilities
Current liabilities:
Debt maturing within one year, net	$6,123	$6,120
Accounts payable	178,796	212,547
Other liabilities and accrued expenses	184,230	212,275
Total current liabilities	369,149	430,942
Long-term debt, net	112,160	115,222
Deferred tax liabilities	3,607	6,071
Other liabilities, noncurrent	50,997	55,795
Total liabilities	535,913	608,030
Commitments and Contingencies (Note 7)
Temporary equity
Redeemable noncontrolling interest	15,498	12,197
Stockholders' equity
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 108,168 and 106,639 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	718,771	705,361
Accumulated deficit	(52,538)	(71,230)
Accumulated other comprehensive loss	(1,390)	(585)
Total stockholders’ equity	664,854	633,557
Total liabilities, temporary equity and stockholders' equity	$1,216,265	$1,253,784

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 4

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of March 31, 2026	106,879	$11	$708,518	$(59,366)	$(1,521)	$647,642
Net income	—	—	—	8,843	—	8,843
Other comprehensive income	—	—	—	—	131	131
Change in redemption value of redeemable noncontrolling interest	—	—	—	(2,015)	—	(2,015)
Issuance of common stock in connection with employee equity incentive plans	1,309	—	4,456	—	—	4,456
Shares withheld related to net share settlement	(20)	—	(162)	—	—	(162)
Stock-based compensation	—	—	5,959	—	—	5,959
Balance as of June 30, 2026	108,168	$11	$718,771	$(52,538)	$(1,390)	$664,854

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of March 31, 2025	105,816	$11	$680,016	$(68,832)	$(2,438)	$608,757
Net loss	—	—	—	(20,862)	—	(20,862)
Other comprehensive income	—	—	—	—	3,323	3,323
Change in redemption value of redeemable noncontrolling interest	—	—	—	3,861	—	3,861
Issuance of common stock in connection with employee equity incentive plans	248	—	1	—	—	1
Shares withheld related to net share settlement	(64)	—	(590)	—	—	(590)
Stock-based compensation	—	—	9,407	—	—	9,407
Balance as of June 30, 2025	106,000	$11	$688,834	$(85,833)	$885	$603,897

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 5

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance as of December 31, 2025	106,639	$11	$705,361	$(71,230)	$(585)	$633,557
Net income	—	—	—	21,627	—	21,627
Other comprehensive loss	—	—	—	—	(805)	(805)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(2,935)	—	(2,935)
Repurchases of common stock	(880)	—	(5,011)	—	—	(5,011)
Issuance of common stock in connection with employee equity incentive plans	2,532	—	6,511	—	—	6,511
Shares withheld related to net share settlement	(123)	—	(792)	—	—	(792)
Stock-based compensation	—	—	12,702	—	—	12,702
Balance as of June 30, 2026	108,168	$11	$718,771	$(52,538)	$(1,390)	$664,854

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance as of December 31, 2024	104,763	$10	$667,617	$(58,765)	$(4,559)	$604,303
Net loss	—	—	—	(31,321)	—	(31,321)
Other comprehensive income	—	—	—	—	5,444	5,444
Change in redemption value of redeemable noncontrolling interest	—	—	—	4,253	—	4,253
Issuance of common stock in connection with employee equity incentive plans	1,337	1	3,440	—	—	3,441
Shares withheld related to net share settlement	(100)	—	(980)	—	—	(980)
Stock-based compensation	—	—	18,757	—	—	18,757
Balance as of June 30, 2025	106,000	$11	$688,834	$(85,833)	$885	$603,897

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 6

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$22,206	$(30,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	12,629	18,657
Depreciation	7,200	6,724
Amortization	18,621	19,635
Provision for doubtful accounts	—	2,828
Reversal of bargain purchase gain on business acquisition	—	2,581
Deferred income taxes, net of valuation allowance	(6,394)	(3,303)
Other	1,540	2,286
Changes in operating assets and liabilities:
Accounts receivable	73,131	38,023
Inventories	38,905	(43,738)
Prepaid expenses and other assets	(111)	4,018
Accounts payable	(33,698)	49,559
Other liabilities and accrued expenses	(29,463)	(17,704)
Net cash provided by operating activities	104,566	48,943
Cash flows from investing activities:
Purchase of property and equipment	(6,440)	(5,785)
Net cash used in investing activities	(6,440)	(5,785)
Cash flows from financing activities:
Repayment of debt	(3,125)	(49,000)
Repurchases of common stock	(5,011)	—
Proceeds from issuance of shares through employee equity incentive plans	6,511	3,441
Payment of taxes related to net share settlement of equity awards	(792)	(980)
Dividend paid to noncontrolling interest	(175)	(494)
Net cash used in financing activities	(2,592)	(47,033)
Effect of exchange rate changes on cash	(511)	1,693
Net increase (decrease) in cash and restricted cash	95,023	(2,182)
Cash and restricted cash at the beginning of the period	98,833	109,631
Cash and restricted cash at the end of the period	$193,856	$107,449
Supplemental cash flow disclosures:
Cash paid for interest	$3,292	$4,864
Cash paid for income taxes, net	4,553	6,373
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$2,215	$2,130
Right-of-use assets obtained in exchange for operating lease liabilities	5,428	6,511
Debt issuance costs unpaid at period end	—	746

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 7

Corsair Gaming, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Corsair Gaming, Inc., a Delaware corporation, together with its subsidiaries (collectively, “Corsair”, the “Company”, “we”, “us”, or “our”), is a global provider and innovator of high-performance products for gamers, streamers, content creators, gaming PC builders, and sim racing enthusiasts.

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of June 30, 2026 and our results of operations for the three and six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 8

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventories, derivative instruments, stock-based compensation, deferred income tax, and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the potential impacts from the events in the current economic and geopolitical environment. We adjust such estimates and assumptions when facts and circumstances dictate. The extent to which current macroeconomic conditions, including recent changes in trade regulations and tariffs, as well as developments in international trade regulations and agreements, continued geopolitical unrest, and regional conflicts and hostilities will impact our business going forward depends on numerous dynamic factors that we cannot reliably predict. Actual results could differ materially from those estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. We adopted this standard effective January 1, 2026, prospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles, Goodwill and Other Internal-Use Software (Topic 350) - Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect the adoption to have a material effect on our consolidated financial statements. We expect to adopt this ASU for the fiscal year beginning January 1, 2028.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): - Narrow-Scope Improvements. The amendments provide a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 9

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

The foreign currency forward contracts generally mature within two months. The notional principal amount of outstanding foreign exchange forward contracts was $20.5 million and $28.5 million as of June 30, 2026 and December 31, 2025, respectively. The net fair value gains (losses) recognized in other income (expense), net in relation to these derivative instruments was $0.1 million and $(3.0) million for the three months ended June 30, 2026 and 2025, respectively, and was $0.3 million and $(4.7) million for the six months ended June 30, 2026 and 2025, respectively.

4. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2025	$148,956	$208,809	$357,765
Effect of foreign currency exchange rates	(8)	(340)	(348)
Balance as of June 30, 2026	$148,948	$208,469	$357,417

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$28,012	$19,264	$8,748	$31,912	$19,891	$12,021
Trade name	45,961	16,505	29,456	45,961	14,935	31,026
Customer relationships	216,869	191,805	25,064	216,869	180,962	35,907
Patent portfolio	35,954	29,641	6,313	36,450	27,624	8,826
Supplier relationships	5,910	4,432	1,478	5,997	3,997	2,000
Total finite-life intangibles	332,706	261,647	71,059	337,189	247,409	89,780
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Total intangible assets	$368,136	$261,647	$106,489	$372,619	$247,409	$125,210

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

The estimated future amortization expense of intangible assets as of June 30, 2026 is as follows (in thousands):

Amounts

Remainder of 2026	$17,526
2027	25,384
2028	5,444
2029	3,764
2030	3,585
Thereafter	15,356
Total	$71,059

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 10

5. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	June 30, 2026	December 31, 2025

Cash	$192,240	$97,183
Restricted cash—short term	1,364	1,400
Restricted cash—noncurrent	252	250
Total cash and restricted cash	$193,856	$98,833

	June 30, 2026	December 31, 2025

Accounts receivable (1)	$160,146	$234,226
Allowance for doubtful accounts	(326)	(326)
Accounts receivable, net	$159,820	$233,900

(1)
As of June 30, 2026, two customers represented 49.8% and 11.7% of our accounts receivable, net balance, respectively. As of December 31, 2025, two customers represented 42.0% and 14.4% of our accounts receivable, net balance, respectively.

	June 30, 2026	December 31, 2025

Raw materials	$46,722	$72,516
Work in progress	16,030	12,875
Finished goods	201,781	217,945
Inventories	$264,533	$303,336

As of June 30, 2026, consigned inventories included within our raw material and work in progress were $7.0 million and $3.7 million, respectively. As of December 31, 2025, consigned inventories included within our raw material and work in progress were $1.2 million and $12.0 million, respectively.

	June 30, 2026	December 31, 2025

Manufacturing equipment	$33,529	$30,957
Leasehold improvements	23,674	23,260
Computer equipment, software and office equipment	21,106	19,194
Furniture and fixtures	7,893	7,337
Total property and equipment	86,202	80,748
Less: Accumulated depreciation and amortization	(55,835)	(49,234)
Property and equipment, net	$30,367	$31,514

	June 30, 2026	December 31, 2025

Right-of-use assets	$55,415	$57,600
Deferred tax asset	15,204	11,371
Other	4,273	4,616
Other assets	$74,892	$73,587

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 11

	June 30, 2026	December 31, 2025

Accrued reserves for customer incentive programs	$54,432	$61,173
Accrued reserves for sales returns	35,960	37,760
Accrued payroll and related expenses	18,946	26,830
Operating lease liabilities, current	17,186	16,400
Accrued freight expenses	10,686	16,037
Sales and use tax and value-added tax payable	5,750	11,087
Accrued warranty	6,642	8,065
Contract liabilities	5,182	8,998
Other	29,446	25,925
Other liabilities and accrued expenses	$184,230	$212,275

	June 30, 2026	December 31, 2025

Operating lease liabilities, noncurrent	$49,400	$52,785
Other	1,597	3,010
Other liabilities, noncurrent	$50,997	$55,795

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

The Amended and Restated Credit Agreement has a variable rate structure. According to the provisions of the Amended and Restated Credit Agreement, the June 2030 Term Loan and June 2030 Revolving Facility each bears interest at our election, at either (a) term Secured Overnight Financing Rate (“SOFR”) plus a percentage spread (ranging from 1.50% to 2.50%) based on our total net leverage ratio or (b) the base rate (as described in the Amended and Restated Credit Agreement as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month term SOFR plus 1.0%) plus a percentage spread (ranging from 0.50% to 1.50%) based on our total net leverage ratio.

The following table presents the carrying value of our term loans (in thousands):

	June 30, 2026	December 31, 2025

June 2030 Term Loan	$118,750	$121,875
Debt discount and issuance cost, net of amortization	(467)	(533)
Total debt	118,283	121,342
Less: debt maturing within one year, net	6,123	6,120
Long-term debt, net	$112,160	$115,222

As of June 30, 2026, the estimated fair value of the June 2030 Term Loan, which we have classified as a Level 2 financial instrument, was approximately $121.3 million.

The unused capacity of the June 2030 Revolving Facility was $99.6 million and $99.5 million as of June 30, 2026 and December 31, 2025, respectively.

The effective interest rate for our term loans, inclusive of the amortization of debt discount and debt issuance costs, was approximately 5.31% and 6.26% for the three months ended June 30, 2026 and 2025, respectively, and was approximately 5.30% and 6.21% for the six months ended June 30, 2026 and 2025, respectively.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 12

The Amended and Restated Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Amended and Restated Credit Agreement). According to the provisions of the Amended and Restated Credit Agreement, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Amended and Restated Credit Agreement). As of June 30, 2026, we were fully in compliance under the Amended and Restated Credit Agreement.

Our obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions detailed in the Amended and Restated Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Contractual interest expense for term loan	$1,565	$2,231	$3,144	$4,688
Amortization of debt discount and issuance cost	58	138	116	295
Other	51	107	105	169
Total interest expense	$1,674	$2,476	$3,365	$5,152

The future principal payments under our total long-term debt as of June 30, 2026 are as follows (in thousands):

Amounts

Remainder of 2026	$3,125
2027	6,250
2028	6,250
2029	6,250
2030	96,875
Thereafter	—
Total debt	$118,750

7. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Beginning of the period	$7,849	$8,616	$8,065	$8,759
Warranty provision related to products shipped	745	530	1,698	1,974
Deductions for warranty claims processed	(1,952)	(3,835)	(3,121)	(5,422)
End of period	$6,642	$5,311	$6,642	$5,311

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for our enterprise resource planning system and the related support services, in addition to commitments related to other cloud computing hosting arrangements. Total long-term non-cancelable purchase commitments as of June 30, 2026 and December 31, 2025 were $2.5 million and $3.9 million, respectively.

Letters of Credit

Letters of credit outstanding as of June 30, 2026 and December 31, 2025 were $0.4 million and $0.5 million, respectively. No amounts have been drawn upon the letters of credit for the six months ended June 30, 2026 and for the year ended December 31, 2025, respectively.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 13

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a character normally incidental to the ordinary course of business. Litigation can be expensive and disruptive to normal business operations, and the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred and we record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, we believe there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position, or the outcome of these matters is currently not determinable. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our operations or our financial position, liquidity, results of operations or cash flows.

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

There were no share repurchases for the three months ended June 30, 2026. As of June 30, 2026, approximately $45.0 million remained available under this program.

Shelf-Registration Statement

On August 7, 2025, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 15, 2025 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants through August 15, 2028. As of June 30, 2026, all $300.0 million remained unsold. The shelf also registered 56,300,771 shares held by certain selling securityholders, all of which remained unsold as of June 30, 2026.

9. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2026, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

From time to time, we may grant performance stock units (“PSUs”) to certain members of our management team under the 2020 Equity Incentive Plan.

In February 2026, we granted PSUs (“2026 PSUs”) to certain members of our management team under the 2020 Equity Incentive Plan. Vesting of the 2026 PSUs is conditional upon the achievement of certain financial performance targets tied to the year ending December 31, 2026, and therefore, no 2026 PSUs vested in the three or six months ended June 30, 2026. The number of units that may be earned ranges from 0% to 200% of the target shares based on the achievement of the performance conditions, with vesting subject to such performance achievement and continued service. In the event the minimum targets are not achieved, no 2026 PSUs would vest.

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

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 14

We measure and recognize compensation for all stock-based compensation awards, including stock options, stock purchase rights, restricted stock units (“RSUs”) and PSUs, based upon the grant-date fair value of those awards. The grant-date fair value of our stock options and stock purchase rights is estimated using a Black-Scholes-Merton option-pricing model. The fair value of our RSUs and PSUs are calculated based on the market value of our stock at the grant date.

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cost of revenue	$563	$574	$1,090	$1,072
Sales, general and administrative	4,743	8,041	10,348	16,116
Product development	629	720	1,191	1,469
Stock-based compensation expense, net of amounts capitalized (1)	$5,935	$9,335	$12,629	$18,657
Excess income tax benefits (deficiencies) related to stock-based compensation expense	$108	$(48)	$205	$115

(1)
Stock-based compensation expense capitalized was not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	June 30, 2026
	Unrecognized Expense	Remaining Weighted Average Period (In Years)

Stock options	$14,008	2.9
RSUs	24,014	3.0
PSUs	4,505	2.5
ESPP	187	0.1
Total unrecognized stock-based compensation expense	$42,714

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 15

10. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator
Net income (loss)	$9,149	$(20,306)	$22,206	$(30,623)
Less: Net income attributable to noncontrolling interest	306	556	579	698
Net income (loss) attributable to Corsair Gaming, Inc.	8,843	(20,862)	21,627	(31,321)
Change in redemption value of redeemable noncontrolling interest	(2,015)	3,861	(2,935)	4,253
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$6,828	$(17,001)	$18,692	$(27,068)
Denominator
Basic weighted-average shares outstanding	107,351	105,864	107,110	105,554
Effect of dilutive securities	1,842	—	1,375	—
Total diluted weighted-average shares outstanding	109,193	105,864	108,485	105,554

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$0.06	$(0.16)	$0.17	$(0.26)
Diluted	$0.06	$(0.16)	$0.17	$(0.26)

Anti-dilutive potential common shares (1)	11,763	14,682	12,755	14,251
(1)
Potential common share equivalents were not included in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

11. Income Taxes

The following table presents our income (loss) before income taxes, income tax benefit (expense) and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Income (loss) before income taxes	$9,119	$(20,675)	$22,019	$(28,931)
Income tax benefit (expense)	30	369	187	(1,692)
Effective tax rate	0.3%	1.8%	0.8%	(5.8)%

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

Our effective tax rates were tax benefit of 0.3% and 1.8% for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rates were tax benefit and expense of 0.8% and (5.8)% for the six months ended June 30, 2026 and 2025, respectively. The US tax provision for the three months and six months ended June 30, 2026 and 2025 was consistently recorded based on actual quarterly tax provision in lieu of annual projected effective tax rate. The change in our effective tax rate for the three months ended June 30, 2026, compared to the prior year period, was primarily driven by changes in the geographic mix of income and losses across jurisdictions, partially offset by the release of a FIN 48 reserve upon the conclusion of our Netherlands income tax audit.

For the six months ended June 30, 2026, the effective tax rate was similarly impacted by jurisdictional earnings mix and the Netherlands audit settlement, as well as a discrete tax benefit of approximately $1.0 million recognized in the current period related to an internal reorganization and intellectual property transfer from the U.K. to the U.S.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 16

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

Unrecognized tax benefits were $2.6 million as of June 30, 2026 and $3.8 million as of December 31, 2025, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

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

Segment Profit and Loss

The tables below present the reportable segment profit and loss measure - segment gross profit for each of the periods presented (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Gamer and Creator Peripherals	Gaming Components and Systems	Total	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$115,884	$198,451	$314,335	$102,642	$217,470	$320,112
Less:
Inventory costs (2)	61,164	151,481	212,645	55,672	166,313	221,985
Other segment items (3)	2,676	(5,274)	(2,598)	5,881	6,375	12,256
Total cost of revenue	63,840	146,207	210,047	61,553	172,688	234,241
Gross profit	$52,044	$52,244	$104,288	$41,089	$44,782	$85,871

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 17

	For the six months ended June 30, 2026			For the six months ended June 30, 2025
	Gamer and Creator Peripherals	Gaming Components and Systems	Total	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$239,194	$429,653	$668,847	$214,615	$475,247	$689,862
Less:
Inventory costs (2)	123,618	313,852	437,470	114,446	370,610	485,056
Other segment items (3)	13,242	(2,182)	11,060	12,666	3,907	16,573
Total cost of revenue	136,860	311,670	448,530	127,112	374,517	501,629
Gross profit	$102,334	$117,983	$220,317	$87,503	$100,730	$188,233
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

Revenue by Major Customer

The following table sets forth the customer that individually comprised 10% or more of our total net revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Customer A	26.6%	30.2%	25.7%	29.2%

No other customer represented 10% or more of our total net revenue in the periods presented.

Revenue by Major Products

The following table sets forth our net revenue by major product category for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Gamer and Creator Peripherals
Gaming Peripherals products	$115,884	$102,642	$239,194	$214,615
Gaming Components and Systems segment
Memory products	123,014	104,973	272,575	246,063
Other Component products	75,437	112,497	157,078	229,184
Total net revenue	$314,335	$320,112	$668,847	$689,862

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

United States	$151,843	$145,923	$297,797	$314,320
Americas (excluding United States) (1)	19,340	22,400	43,933	44,498
Europe and Middle East (1)	97,777	108,494	230,043	246,090
Asia Pacific (1)	45,375	43,295	97,074	84,954
Total net revenue	$314,335	$320,112	$668,847	$689,862

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 18

(1)
No individual country, other than disclosed above, represented 10% or more of our consolidated net revenue in the periods presented.

13. Redeemable Noncontrolling Interest (“RNCI”)

We hold an 81% controlling interest in iDisplay, with the remaining 19% owned by the seller of iDisplay (“iDisplay Seller”). The remaining 19% interest is subject to a put option held by the iDisplay Seller within one year after the fifth anniversary of July 1, 2024 and a call option held by Corsair at any time after the second anniversary of July 1, 2024, with exercise prices based on certain prescribed multiples of iDisplay’s historical trailing twelve-month EBITDA, less any debt.

Since the redemption of the noncontrolling interest is not solely within our control, the carrying value of the remaining 19% interest in iDisplay is classified as temporary equity in our consolidated balance sheet.

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Balance at beginning of period	$13,167	$14,535	$12,197	$15,149
Share of net income	306	556	579	698
Share of other comprehensive income (loss)	10	234	(38)	174
Dividend paid	—	(190)	(175)	(494)
Change in redemption value	2,015	(3,861)	2,935	(4,253)
Balance at end of period	$15,498	$11,274	$15,498	$11,274

14. Subsequent Events

Acquisition of Trak Racer business

On August 3, 2026, the Company and certain of its wholly owned subsidiaries, acquired substantially all of the assets of the sim racing business operated under the Trak Racer brand, which designs, manufactures, distributes and sells racing, flight, motorcycle and other simulation cockpits, chassis, rigs and related peripherals and accessories. The acquisition expands the Company's sim racing product portfolio within its Gamer and Creator Peripherals segment and will be operating as a sub-brand under Fanatec.

Total consideration consists of $40.0 million paid in cash at closing, subject to customary post-closing adjustments for working capital, indebtedness, and assumed employee entitlements and a contingent consideration of up to $10.0 million payable following a twelve-month earn-out period based on a scale of attainment of the projected upside to the acquired business's contribution profit, net of payroll costs, as compared to the prior twelve-month period. A portion of the closing consideration, consisting of a $4.5 million escrow amount and a $1.25 million purchase price adjustment holdback, was deposited with a third-party escrow agent at closing. The acquisition was funded with cash on hand.

The Company will account for the transaction as a business combination under ASC 805, Business Combinations, and the results of the acquired business will be included in the Company's consolidated financial statements from August 4, 2026. As of the date these condensed consolidated financial statements were issued, the initial accounting for the acquisition, including the determination of the fair value of the consideration transferred and the allocation of the purchase price to the assets acquired and liabilities assumed, was incomplete because the valuations required to complete that accounting had not been finalized. Accordingly, the disclosures required by ASC 805, including the provisional amounts recognized for each major class of assets acquired, liabilities assumed, goodwill and the supplemental pro forma information, cannot be provided at this time. We expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the third quarter of 2026.

Investment in Bitfocus AS

On July 17, 2026, Company through a wholly owned subsidiary, acquired a minority interest in Bitfocus AS ("Bitfocus"), a Norway-based private company that designs and develops software automation for the broadcast, live event, concert, digital production and streaming industries' workflows, for a total consideration of $2.75 million. The Company concurrently entered into a hardware partnership arrangement with Bitfocus which will enable integration of Bitfocus's offerings with the Elgato Stream Deck hardware. The investment deepens Company's integration between its hardware, software and services ecosystem within the Gamer and Creator Peripherals segment and expands Company's

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 19

presence in the broader professional streaming and content software market. The investment was funded with cash on hand.

Based on its initial assessment, the Company has determined that it does not have the ability to exercise significant influence over Bitfocus's operating and financial policies. Accordingly, the investment will be accounted for an equity investment without a readily determinable fair value under ASC 321, measured at cost less impairment, adjusted for changes resulting from observable price changes in orderly transactions.

License agreement and exclusive call option

On July 31, 2026, the Company completed a Collaboration and License Agreement (the “License Agreement”) and a related Call Option Agreement (the “Call Option Agreement”) with a privately held software technology company (the "Counterparty"). The arrangement grants the Company an exclusive, worldwide license to integrate the Counterparty's technology into its products and an exclusive option to acquire 100% of the Counterparty's outstanding equity.

Under the License Agreement, the Company paid the Counterparty a one-time, non-refundable cash payment of $6.0 million in exchange for the license rights described above. The Call Option Agreement grants the Company an option to acquire all of the Counterparty's outstanding equity for a purchase price of $60.0 million in cash, subject to a quality-of-earnings adjustment, with aggregate consideration capped at $72.0 million, adjusted for the $6.0 million license payment already paid. Exercise of the option and consummation of any acquisition remains subject to negotiation of definitive acquisition agreements and customary closing conditions, including the Counterparty's board and stockholder approvals.

The Company's exclusive right to the option is effectively limited to the period through March 31, 2027, whereafter it becomes non-exclusive. Absent exercise of the option or termination by the Counterparty, the option otherwise expires on September 30, 2027.

As of the date these condensed consolidated financial statements were issued, the Company had not exercised the call option. The $6.0 million payment made under the License Agreement represents consideration for both the license rights and the call option, and the Company is in the process of determining the fair value of each component and the appropriate allocation of the payment between them. Accordingly, the accounting treatment for the consideration paid has not yet been finalized. We expect to complete our allocation of the consideration paid by the end of the third quarter of 2026.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as in conjunction with the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 25, 2026. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and below in Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

Overview

We are a leading global provider and innovator of high-performance products for gamers and digital creators, such as streamers, vloggers, broadcasters, and small and medium businesses, many of whom build their own PCs using our components. Our industry-leading gaming products help digital athletes, from casual gamers to committed professionals, perform at their peak across PC or console platforms, and our streaming products enable creators, particularly streamers, to produce studio-quality content to share with friends or to broadcast to millions of fans. Our PC component products offer our customers multiple options to build their customized gaming and workstation desktop PCs including AI workstations and servers. Our solution is the most complete suite of products that address the most critical components for both game performance and streaming. Our product offering is enhanced by our two proprietary software platforms: iCUE and the Elgato streaming suite for content creators, including our Stream Deck control software, which provide unified, intuitive performance, and aesthetic control and customization across our Corsair hardware ecosystem and Elgato streaming products. We also offer digital services to enhance the customer experience by integrating esports, Elgato's marketplace, customer care and extended warranty into our product offerings.

We group our products into two categories (operating segments):

•
Gamer and Creator Peripherals. Includes our high-performance gaming keyboards, mice, headsets, controllers, and streaming products, which include capture cards, Stream Decks, microphones, teleprompters, and audio interfaces, our Facecam streaming cameras, studio accessories, command center displays, sim racing products, and gaming furniture, among others.
•
Gaming Components and Systems. Includes our high-performance power supply units, cooling solutions, computer cases, and DRAM modules, as well as high-end prebuilt and custom-built gaming PCs and laptops, and AI workstations, among others.

Summary of Financial Results

Our net revenue was $314.3 million and $320.1 million for the three months ended June 30, 2026 and 2025, respectively. Our gross margin was 33.2% and 26.8% for the three months ended June 30, 2026 and 2025, respectively. We had net income of $9.1 million and net loss of $20.3 million for the three months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, we had cash and restricted cash, in the aggregate of $193.9 million and the principal balance outstanding on our June 2030 Term Loan was $118.8 million. Cash generated from operations was $104.6 million and $48.9 million for the six months ended June 30, 2026 and 2025, respectively.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those described below.

Impact of Macroeconomic Conditions

Our business and financial performance depend significantly on worldwide economic conditions. We continue to face global macroeconomic challenges, including evolving dynamics in the global trade environment, changes in laws or policies governing foreign trade, in particular tariffs, trade restrictions or taxes on imports or exports from or to countries

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 21

where we manufacture or sell our products, inflationary trends, uncertainty in key financial markets, and volatility in exchange rates.

Ongoing geopolitical developments, including conflicts and tensions in the Middle East, Ukraine, the Red Sea region, and between China and Taiwan, have contributed to volatility in global energy prices, transportation costs, and supply chains. These developments may increase our freight, logistics, and other input costs, and may affect consumer spending due to broader economic uncertainty. We continue to monitor these situations and implement mitigation actions; however, their duration, severity, and broader economic consequences remain uncertain.

Since February 2025, the U.S. government has proposed and, in certain cases, implemented new, substantial tariffs on imports to the United States from various countries, including Taiwan, China, and Vietnam, where we manufacture or source our products. Following a February 2026 U.S. Supreme Court ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA) and a subsequent order by the Court of International Trade establishing a refund claims process, we submitted refund claims in April 2026 and have since received and recognized substantially all of the associated refunds totalling $18.1 million including interest earned, of which approximately $15.6 million was recorded as a reduction to cost of goods sold during the second quarter of 2026. Separately, the U.S. federal government has introduced additional trade measures and investigations resulting in new tariffs. While we have taken mitigating actions, including shifting production across jurisdictions, the extent to which these actions will offset the impact of ongoing trade and tariff developments remains uncertain.

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

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gamer and creators engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. We believe these trends will over time bring more gamers and creators to purchase dedicated hardware and help grow the market for peripheral products. The growth of these markets will not be linear, as these markets are impacted by macroeconomic and consumer confidence, amongst other conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the timing of release of new game titles and next-generation CPUs and GPUs, as discussed in the bullet below. In our Gamer and Creator Peripherals segment, we expect continued contribution from our Fanatec product portfolio, which broadens our sim racing offerings and complements our broader ecosystem of gaming and streaming products. On August 3, 2026, we acquired substantially all of the assets of Trak Racer, which designs, manufactures, distributes and sells racing, flight, motorcycle and other simulation cockpits, chassis, rigs and related peripherals and accessories, pursuant to an asset purchase agreement. The acquisition expands our sim racing product offerings and provides us with immediate access to a larger addressable market. Trak Racer will operate as a sub-brand under Fanatec. In addition, we acquired a minority interest in Bitfocus AS, a Norwegian software company specializing in production automation and control software for streaming, broadcast, and live event workflows. This investment supports our strategy of deepening the integration between our hardware and software ecosystem, including through planned integration with our Stream Deck platform, and provides us with exposure to the broader professional streaming and content creation software market. See Note 14, Subsequent Events, for additional details.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power supply units or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 22

CPUs or GPUs, drives demand for our high-performance gaming components and systems, such as power supply units and cooling solutions, and our gaming PC memory. Because our product portfolio is purpose-built to support high-performance CPUs and GPUs through advanced cooling and power delivery solutions, we believe we are well positioned to benefit from this ongoing market evolution toward more demanding computing and gaming workloads. Demand for our product and our operating results may be affected by the timing and pace of new CPU and GPU launches, as well as the introduction and adoption of new game titles that require higher levels of system performance. For example, following the early 2025 launch of the latest generation of GPUs, we experienced a period of elevated demand as enthusiasts upgraded their systems to support new architectures. In 2026, we expect demand to reflect mid-cycle conditions, as the market anticipates potential hardware refreshes and major software titles scheduled for release in late 2026 and 2027. However, the timing and market acceptance of these new products, as well as the ongoing impact of component costs on hardware affordability, may continue to influence the rate of consumer upgrades.
•
Global semiconductor shortage. We continue to observe significant constraints in the global supply of semiconductors, particularly memory components, driven in part by demand associated with the buildout of AI infrastructure, which are materially impacting the broader hardware market. These dynamics have resulted in a substantial increase in memory prices. We are both a seller of memory products and a purchaser of memory and other components from third-party suppliers. As a result, elevated pricing benefits net sales and margin on the memory products we sell, while also increasing our cost of components across our broader product offerings. In addition, elevated component costs have made it more difficult for cost-sensitive consumers to upgrade or build new systems, which we believe is negatively affecting overall demand within our Gaming Components and Systems segment. Our core market position remains centered on the enthusiast-level PC builder, a demographic that has historically demonstrated less price sensitivity than the broader market, which we believe partially mitigates this impact. Additionally, we believe these supply dynamics are occurring alongside a shift in the workstation market driven by the expanded implementation of AI. As the costs of running critical business tasks on public cloud-based Large Language Models (“LLMs”) increase, there is growing demand to operate local LLMs on private workstation hardware. We believe we are well positioned to address this emerging trend by delivering high-performance memory components and fully integrated, purpose-built systems necessary to support local AI processing workloads. For example, in May 2026, we launched CORSAIR PRO, a new portfolio of AI workstations and servers designed to support AI development, fine-tuning, inference, and deployment workloads.

Impact of Customer Concentration and Shipping Costs

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors, which we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 25.7% and 29.2% of our net revenue for the six months ended June 30, 2026 and 2025, respectively, and sales to our ten largest customers accounting for approximately 47.9% and 50.7% of our net revenue for the six months ended June 30, 2026 and 2025, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration of revenue and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue for 2025 and for the six months ended June 30, 2026 was favorably impacted by the release of 105 and 45 new products, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

Impact of Seasonal Sales Trends

We have experienced and expect to continue to experience seasonal fluctuations in sales due to the buying patterns of our customers and spending patterns of gamers. Our net revenue has generally been lower in the first half of the year

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 23

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

Impact of Fluctuations in Integrated Circuits Pricing

Integrated circuits (“ICs”) account for most of the cost of producing our high-performance memory products. IC prices are subject to pricing fluctuations, which can affect the average sales prices of memory modules, and thus impact our net revenue, and can have an effect on gross margins. The impact on net revenue can be significant as our high-performance memory products, included within our Gaming Components and Systems segment, represent a significant portion of our net revenue.

Results of Operations

The following tables set forth the components of our condensed consolidated statements of operations, in dollars (thousands) and as a percentage of total net revenue, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net revenue	$314,335	$320,112	$668,847	$689,862
Cost of revenue	210,047	234,241	448,530	501,629
Gross profit	104,288	85,871	220,317	188,233
Operating expenses:
Sales, general and administrative	81,233	85,280	166,221	172,272
Product development	15,447	17,514	32,692	35,147
Total operating expenses	96,680	102,794	198,913	207,419
Operating income (loss)	7,608	(16,923)	21,404	(19,186)
Other (expense) income:
Interest expense	(1,674)	(2,476)	(3,365)	(5,152)
Interest income	1,404	580	1,825	1,210
Other (expense) income, net	1,781	(1,856)	2,155	(5,803)
Total other expense (income), net	1,511	(3,752)	615	(9,745)
Income (loss) before income taxes	9,119	(20,675)	22,019	(28,931)
Income tax benefit (expense)	30	369	187	(1,692)
Net income (loss)	9,149	(20,306)	22,206	(30,623)
Less: Net income attributable to noncontrolling interest	306	556	579	698
Net income (loss) attributable to Corsair Gaming, Inc.	$8,843	$(20,862)	$21,627	$(31,321)

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 24

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.8	73.2	67.1	72.7
Gross profit	33.2	26.8	32.9	27.3
Operating expenses:
Sales, general and administrative	25.8	26.6	24.9	25.0
Product development	4.8	5.5	4.9	5.1
Total operating expenses	30.6	32.1	29.8	30.1
Operating income (loss)	2.6	(5.3)	3.1	(2.8)
Other (expense) income:
Interest expense	(0.5)	(0.8)	(0.5)	(0.7)
Interest income	0.4	0.2	0.3	0.2
Other (expense) income, net	0.6	(0.5)	0.3	(0.8)
Total other expense (income), net	0.5	(1.1)	0.1	(1.3)
Income (loss) before income taxes	3.1	(6.4)	3.2	(4.1)
Income tax benefit (expense)	—	0.1	—	(0.2)
Net income (loss)	3.1	(6.3)	3.2	(4.3)
Less: Net income attributable to noncontrolling interest	—	0.2	0.1	0.1
Net income (loss) attributable to Corsair Gaming, Inc.	3.1%	(6.5)%	3.1%	(4.4)%

Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net revenue	$314,335	$320,112	$668,847	$689,862

Net revenue decreased by 1.8% and 3.0% for the three and six months ended June 30, 2026, respectively, as compared to the same periods last year.

The decrease in net revenue in the three-month period was due to an 8.7% decrease in sales for our Gaming Components and Systems segment, partially offset by a 12.9% increase in sales for our Gamer and Creator Peripherals segment.

The decrease in net revenue in the six-month period was due to a 9.6% decrease in sales for our Gaming Components and Systems segment, partially offset by a 11.5% increase in sales for our Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except percentages)
Gross profit	$104,288	$85,871	$220,317	$188,233
Gross margin	33.2%	26.8%	32.9%	27.3%

Gross margin increased by 640 bps for the three months ended June 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 480 bps benefit from lower tariff costs including refund of duties previously paid under tariffs imposed pursuant to the International Emergency Economic Powers Act (IEEPA), a 120 bps decrease in freight costs, a 115 bps improvement from favorable product mix, and a 60 bps decrease in promotional costs.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 25

These increases were partially offset by a 105 bps decrease from higher excess and obsolete inventory provisions and lower inventory absorption.

Gross margin increased by 560 bps for the six months ended June 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 365 bps improvement from favorable product mix, a 165 bps benefit from lower tariff costs including refund of duties previously paid under tariffs imposed pursuant to IEEPA, a 75 bps decrease in freight costs, and a 45 bps decrease in promotional costs. These increases were partially offset by a 90 bps decrease from higher excess and obsolete inventory provisions and lower inventory absorption.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to the “Segment Results” section below.

Sales, General and Administrative (SG&A)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Sales, general and administrative	$81,233	$85,280	$166,221	$172,272

SG&A expenses decreased by $4.0 million, or 4.7%, for the three months ended June 30, 2026 as compared to the same period last year primarily due to a $3.4 million decrease in stock-based compensation expense, a $3.2 million decrease in distribution costs, and a $1.4 million decrease in the provision for doubtful accounts. These decreases were partially offset by a $2.8 million increase in personnel-related costs and a $0.9 million increase in facilities and maintenance expense.

SG&A expenses decreased by $6.1 million, or 3.5%, for the six months ended June 30, 2026 as compared to the same period last year, primarily due to a $6.1 million decrease in distribution costs, a $5.8 million decrease in stock-based compensation expense, and a $2.8 million decrease in the provision for doubtful accounts. These decreases were partially offset by a $6.1 million increase in personnel-related costs, a $1.4 million increase in facilities and maintenance expense, and a $0.7 million increase in marketing and advertising costs.

Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Product development	$15,447	$17,514	$32,692	$35,147

Product development expenses decreased by $2.1 million, or 11.8%, for the three months ended June 30, 2026 as compared to the same period last year, primarily due to a $1.5 million decrease in consultant and contractor costs, a $0.8 million decrease in intangible amortization expense and a $0.4 million decrease in project material costs. These decreases were partially offset by a $0.9 million increase in personnel-related costs.

Product development expenses decreased by $2.5 million, or 7.0%, for the six months ended June 30, 2026 as compared to the same period last year, primarily due to a $2.6 million decrease in consultant and contractor costs, a $1.5 million decrease in intangible amortization expense, and a $0.6 million decrease in project materials costs. These decreases were partially offset by a $2.2 million increase in personnel-related costs and a $0.5 million increase in restructuring costs.

Interest expense, Interest income and Other (expense) income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Interest expense	$(1,674)	$(2,476)	$(3,365)	$(5,152)
Interest income	1,404	580	1,825	1,210
Other (expense) income, net	1,781	(1,856)	2,155	(5,803)

Interest expense decreased by 32.4% and 34.7% for the three and six months ended June 30, 2026, respectively, as compared to the same periods last year, primarily due to a lower principal balance on our term loans combined with lower interest rates.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 26

Interest income increased by 142.1% and 50.8% for the three and six months ended June 30, 2026, respectively, as compared to the same periods last year, primarily due to $0.6 million of interest income recognized in the second quarter of 2026 in connection with a refund of duties previously paid under the tariffs imposed pursuant to IEEPA, which the U.S. Supreme Court ruled invalid in February 2026.

Other (expense) income, net for the three months ended June 30, 2026 and 2025 was primarily comprised of foreign exchange gains and losses on cash, accounts receivable, and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries, and other non-operating income.

Other (expense) income, net for the six months ended June 30, 2026 was primarily comprised of foreign exchange gains and losses on cash, accounts receivable, and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries, and other non-operating income. In addition, other (expense) income, net for the six months ended June 30, 2025 included a $2.6 million reversal of a bargain purchase gain from the Fanatec Acquisition that was recognized in the prior year. Our foreign currency exposure was primarily driven by fluctuations in the foreign currency exchange rates of the Euro, British Pound, and Taiwan Dollar.

Income tax benefit (expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except percentages)
Income (loss) before income taxes	$9,119	$(20,675)	$22,019	$(28,931)
Income tax benefit (expense)	30	369	187	(1,692)
Effective tax rate	0.3%	1.8%	0.8%	(5.8)%

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

Because the Company is unable to make a reliable estimate of its annual effective tax rate given the non-recurring nature of certain items affecting operating results in 2026, income tax expense for the three and six months ended June 30, 2026 was computed using the actual year-to-date effective tax rate method, rather than the estimated annual effective tax rate method, adjusted for discrete items.

Our effective tax rates were tax benefit of 0.3% and 1.8% for the three months ended June 30, 2026 and 2025, respectively. The change in our effective tax rate for the three months ended June 30, 2026, compared to the prior year period, was primarily driven by changes in the geographic mix of income and losses across jurisdictions, partially offset by the release of a FIN 48 reserve upon the conclusion of our Netherlands income tax audit.

Our effective tax rates were tax benefit and expense of 0.8% and (5.8)% for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate in both periods reflects the continued application of a full valuation allowance against our U.S. federal and state deferred tax assets, which limits the extent to which U.S. pre-tax results affect our consolidated provision. The change in our effective tax rate for the six months ended June 30, 2026, was primarily due to discrete tax benefits recognized upon the favorable resolution of a tax audit in the Netherlands and the transfer of intellectual property from the United Kingdom to the United States, partially offset by increased tax expense from shifting from a consolidated pre-tax loss in the prior-year period to consolidated pre-tax income in the current period.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 27

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025

Gamer and Creator Peripherals Segment	$115,884	36.9%	$102,642	32.1%	$239,194	35.8%	$214,615	31.1%
Gaming Components and Systems Segment
Memory Products	123,014	39.1	104,973	32.8	272,575	40.8	246,063	35.7
Other Component Products	75,437	24.0	112,497	35.1	157,078	23.4	229,184	33.2
	198,451	63.1	217,470	67.9	429,653	64.2	475,247	68.9
Total Net Revenue	$314,335	100.0%	$320,112	100.0%	$668,847	100.0%	$689,862	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased by 12.9% and 11.5%, respectively, for the three and six months ended June 30, 2026 as compared to the same periods last year. The increase was primarily driven by higher sales within our peripherals, streaming and sim racing categories as a result of new product introductions and channel expansion.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment decreased by 8.7% and 9.6%, respectively, for the three and six months ended June 30, 2026 as compared to the same periods last year. The decrease was primarily driven by softer demand in the self-built PC market, reflecting the lack of a significant GPU-driven upgrade cycle and elevated memory pricing, partially offset by growth in demand for memory and systems products.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025

Gamer and Creator Peripherals Segment	$52,044	44.9%	$41,089	40.0%	$102,334	42.8%	$87,503	40.8%
Gaming Components and Systems Segment
Memory Products	28,732	23.4	16,327	15.6	75,702	27.8	40,170	16.3
Other Component Products	23,512	31.2	28,455	25.3	42,281	26.9	60,560	26.4
	52,244	26.3	44,782	20.6	117,983	27.5	100,730	21.2
Total Gross Profit	$104,288	33.2%	$85,871	26.8%	$220,317	32.9%	$188,233	27.3%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment increased by 490 bps for the three months ended June 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 595 bps benefit from lower tariff costs, reflecting a refund of duties paid under tariffs imposed pursuant to the IEEPA and a 115 bps decrease in promotional costs. These increases were partially offset by a 125 bps decrease from higher excess and obsolete inventory provision as compared to the prior year period, a 70 bps decrease from higher licensing costs, and a 70 bps decrease from higher costs to process and rework inventory returns.

The gross margin of the Gamer and Creator Peripherals segment increased by 200 bps for the six months ended June 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 200 bps benefit from lower tariff costs related to the IEEPA tariff refund, and a 185 bps improvement from favorable product mix. These increases were partially offset by a 125 bps decrease from lower royalty income, a 35 bps decrease from lower inventory absorption, and a 30 bps decrease from higher freight costs.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 28

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment increased by 570 bps for the three months ended June 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 405 bps benefit from lower tariff costs, reflecting a refund of duties paid under tariffs imposed pursuant to the IEEPA, a 180 bps decrease in freight costs, a 75 bps decrease in costs to process and rework inventory returns and warranty costs, and a 70 bps improvement from favorable product mix. These increases were partially offset by a 150 bps decrease from lower inventory absorption and higher product costs.

The gross margin of the Gaming Components and Systems segment increased by 630 bps for the six months ended June 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 295 bps improvement from favorable product mix, a 150 bps benefit from lower tariff costs related to the IEEPA tariff refund, a 140 bps decrease in freight costs, and a 120 bps decrease in promotional costs. These increases were partially offset by a 75 bps decrease from lower inventory absorption.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when necessary, through debt facilities and issuance of equity securities. As of June 30, 2026, our principal sources of liquidity were cash and restricted cash, in aggregate of $193.9 million, and our borrowing capacity under the June 2030 Revolving Facility (as defined under “Capital Resources” below) of $99.6 million.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditures, repayments of debt and related interest, income tax payments, share repurchases, future investments in business and technology, and selective mergers and acquisitions.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at June 30, 2026, supplemented with the borrowing capacity under our June 2030 Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could require operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025

Net cash provided by (used in):
Operating activities	$104,566	$48,943
Investing activities	(6,440)	(5,785)
Financing activities	(2,592)	(47,033)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $104.6 million and consisted of net income of $22.2 million, adjusted for non-cash items of $33.6 million and a net cash inflow of $48.8 million from changes in our net operating assets and liabilities. The non-cash adjustments primarily consisted of $18.6 million of amortization of intangibles, $12.6 million of stock-based compensation expense, and $7.2 million of depreciation, partially offset by a $6.4 million net deferred tax benefit. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a $73.1 million decrease in accounts receivable and a $38.9 million decrease in inventories, partially offset by a $33.7 million decrease in accounts payable due to lower inventory purchases, the timing of vendor payments and mix of vendor terms, and a $29.5 million decrease in other liabilities and accrued expenses.

Net cash provided by operating activities for the six months ended June 30, 2025 was $48.9 million and consisted of non-cash adjustments of $49.4 million, a net cash inflow of $30.1 million from changes in our net operating assets and liabilities, partially offset by a net loss of $30.6 million. The non-cash adjustments primarily consisted of amortization of

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 29

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

Cash Flows from Investing Activities

Cash used in investing activities was $6.4 million for the six months ended June 30, 2026 for capital expenditures.

Cash used in investing activities was $5.8 million for the six months ended June 30, 2025 for capital expenditures.

Cash Flows from Financing Activities

Cash used in financing activities was $2.6 million for the six months ended June 30, 2026 and consisted of $3.1 million repayment of debt and debt issuance costs, $5.0 million of repurchases of common stock, $0.8 million payment of taxes related to net share settlement of equity awards, and $0.2 million payment of dividends to noncontrolling interest, partially offset by $6.5 million proceeds received from the issuance of shares through employee equity incentive plans.

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

The Amended and Restated Credit Agreement has a variable rate structure. According to the provisions of the Amended and Restated Credit Agreement, the June 2030 Term Loan and June 2030 Revolving Facility each bears interest at our election, at either (a) term Secured Overnight Financing Rate (“SOFR”) plus a percentage spread (ranging from 1.50% to 2.50%) based on our total net leverage ratio or (b) the base rate (as described in the Amended and Restated Credit Agreement as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) one-month term SOFR plus 1.0%) plus a percentage spread (ranging from 0.50% to 1.50%) based on the total net leverage ratio.

Share Repurchase Program

On January 30, 2026, the Board of Directors authorized us to repurchase up to $50 million of our outstanding shares of common stock representing our first repurchase authorization. The repurchase program was effective immediately, does not have an expiration date and is subject to market conditions, applicable laws and regulatory guidelines. The timing and amount of any repurchases will depend on a variety of factors, and the program may be suspended or discontinued at any time and without prior notice.

There were no share repurchases for the three months ended June 30, 2026. As of June 30, 2026, approximately $45.0 million remained available under this program.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 30

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of June 30, 2026 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$141,999	$12,672	$24,119	$105,208	$—
Inventory-related purchase obligations (2)	85,476	85,476	—	—	—
Operating lease obligations (3)	82,025	17,639	21,715	15,099	27,572
Other purchase obligations (4)	11,050	9,402	1,509	139	—
Total	$320,550	$125,189	$47,343	$120,446	$27,572
(1)
Amounts represent the principal cash payments as of June 30, 2026 of our June 2030 Term Loan based on the repayment schedule according to the Amended and Restated Credit Agreement and the expected interest payments associated with the June 2030 Term Loan. See Note 6, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of June 30, 2026, we had $1.2 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of June 30, 2026, we had cash and restricted cash of $193.9 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of June 30, 2026, under the Amended and Restated Credit Agreement, we had $118.8 million (face value) outstanding on the June 2030 Term Loan which bears interest at variable market rates, primarily SOFR. A significant change in these market rates may adversely affect our operating results. As of June 30, 2026, a hypothetical 100 basis point change in interest rates would result in a change to the annual interest expense by approximately $1.2 million.

Foreign Currency Risk

Approximately 21.6% of our net revenue for the six months ended June 30, 2026 was denominated in foreign currencies, primarily the Euro, and to a lesser extent, the British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Germany, United Kingdom, Taiwan, and China. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro and British Pound denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two to four months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $20.5 million and $28.5 million as of June 30, 2026 and December 31, 2025, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other expense, net was $(1.0) million and $(3.4) million for the six months ended June 30, 2026 and 2025, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $1.3 million in our condensed consolidated financial statements for the six months ended June 30, 2026.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 32

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 33

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no share repurchases during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 34

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

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 35

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: August 6, 2026	By:	/s/ Gordon Mattingly
Gordon Mattingly
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Corsair Gaming, Inc. | Q2 2026 Form 10-Q | 36