Form 10-Q
period 2026-09-30
Corsair Gaming, Inc.
filed 2026-11-05
CIK 1743759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, the registrant had 109,251,955 shares of common stock, $0.0001 par value per share, outstanding.

25

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q and relate to matters such as our industry, business strategy, business model, optimization of our product mix, gaming growth and entertainment consumption, business growth, user engagement, goals and expectations concerning our market position and market share, inventory management and supply chain flexibility, impact of growing hardware spend and increasingly powerful CPUs and GPUs, timing of game releases, global expansion, future acquisitions, investments and licensing agreements, and the integration and anticipated benefits of completed acquisitions, and pursuit of leadership positions in premium categories, our direct to consumer business model, future operations, margins, revenue, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will” and similar terms and phrases or the negatives of these words to identify the forward-looking statements.

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

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Corsair Gaming, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net revenue	$367,025	$345,763	$1,035,872	$1,035,625
Cost of revenue	269,199	252,667	717,729	754,296
Gross profit	97,826	93,096	318,143	281,329
Operating expenses:
Sales, general and administrative	84,367	82,032	250,588	254,304
Product development	15,100	16,691	47,792	51,838
Total operating expenses	99,467	98,723	298,380	306,142
Operating income (loss)	(1,641)	(5,627)	19,763	(24,813)
Other (expense) income:
Interest expense	(1,691)	(2,053)	(5,056)	(7,205)
Interest income	887	197	2,712	1,407
Other (expense) income, net	1,048	(829)	3,203	(6,632)
Total other (expense) income, net	244	(2,685)	859	(12,430)
Income (loss) before income taxes	(1,397)	(8,312)	20,622	(37,243)
Income tax expense	(990)	(2,080)	(803)	(3,772)
Net income (loss)	(2,387)	(10,392)	19,819	(41,015)
Less: Net income attributable to noncontrolling interest	170	237	749	935
Net income (loss) attributable to Corsair Gaming, Inc.	$(2,557)	$(10,629)	$19,070	$(41,950)

Calculation of net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Net income (loss) attributable to Corsair Gaming, Inc.	$(2,557)	$(10,629)	$19,070	$(41,950)
Change in redemption value of redeemable noncontrolling interest	96	1,095	(2,839)	5,348
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(2,461)	$(9,534)	$16,231	$(36,602)

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.02)	$(0.09)	$0.15	$(0.35)
Diluted	$(0.02)	$(0.09)	$0.15	$(0.35)
Weighted-average common shares outstanding:
Basic	108,706	106,289	107,648	105,802
Diluted	108,706	106,289	109,620	105,802

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 2

Corsair Gaming, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$(2,387)	$(10,392)	$19,819	$(41,015)
Other comprehensive gain (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $(1) and $94 for the three months ended September 30, 2026 and 2025, respectively, and $52 and $(135) for the nine months ended September 30, 2026 and 2025, respectively.	(84)	(1,352)	(1,419)	5,190
Unrealized foreign exchange gain (loss) from long-term intercompany loan, net of tax benefit (expense) of nil and nil for the three months ended September 30, 2026 and 2025, respectively, and nil and nil for the nine months ended September 30, 2026 and 2025, respectively.	101	23	593	(901)
Comprehensive income (loss)	(2,370)	(11,721)	18,993	(36,726)
Less: Comprehensive income attributable to noncontrolling interest	170	166	711	1,038
Comprehensive income (loss) attributable to Corsair Gaming, Inc.	$(2,540)	$(11,887)	$18,282	$(37,764)

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 3

Corsair Gaming, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share amounts)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash	$134,595	$97,183
Restricted cash	1,360	1,400
Accounts receivable, net	189,258	233,900
Inventories	344,638	303,336
Prepaid expenses and other current assets	67,639	29,639
Total current assets	737,490	665,458
Restricted cash, noncurrent	252	250
Property and equipment, net	28,905	31,514
Goodwill	379,326	357,765
Intangible assets, net	105,627	125,210
Other assets	86,518	73,587
Total assets	$1,338,118	$1,253,784
Liabilities
Current liabilities:
Debt maturing within one year, net	$6,125	$6,120
Accounts payable	243,104	212,547
Other liabilities and accrued expenses	227,754	212,275
Total current liabilities	476,983	430,942
Long-term debt, net	110,628	115,222
Deferred tax liabilities	3,773	6,071
Other liabilities, noncurrent	57,515	55,795
Total liabilities	648,899	608,030
Commitments and Contingencies (Note 9)
Temporary equity
Redeemable noncontrolling interest	15,572	12,197
Stockholders' equity
Preferred stock, $0.0001 par value: 5,000 shares authorized, nil and nil shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value: 300,000 shares authorized, 109,225 and 106,639 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	730,008	705,361
Accumulated deficit	(54,999)	(71,230)
Accumulated other comprehensive loss	(1,373)	(585)
Total stockholders’ equity	673,647	633,557
Total liabilities, temporary equity and stockholders' equity	$1,338,118	$1,253,784

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 4

Corsair Gaming, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of June 30, 2026	108,168	$11	$718,771	$(52,538)	$(1,390)	$664,854
Net loss	—	—	—	(2,557)	—	(2,557)
Other comprehensive income	—	—	—	—	17	17
Change in redemption value of redeemable noncontrolling interest	—	—	—	96	—	96
Issuance of common stock in connection with employee equity incentive plans	1,079	—	4,956	—	—	4,956
Shares withheld related to net share settlement	(22)	—	(267)	—	—	(267)
Stock-based compensation	—	—	6,548	—	—	6,548
Balance as of September 30, 2026	109,225	$11	$730,008	$(54,999)	$(1,373)	$673,647

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of June 30, 2025	106,000	$11	$688,834	$(85,833)	$885	$603,897
Net loss	—	—	—	(10,629)	—	(10,629)
Other comprehensive loss	—	—	—	—	(1,258)	(1,258)
Change in redemption value of redeemable noncontrolling interest	—	—	—	1,095	—	1,095
Issuance of common stock in connection with employee equity incentive plans	566	—	2,052	—	—	2,052
Shares withheld related to net share settlement	(18)	—	(164)	—	—	(164)
Stock-based compensation	—	—	5,237	—	—	5,237
Balance as of September 30, 2025	106,548	$11	$695,959	$(95,367)	$(373)	$600,230

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 5

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance as of December 31, 2025	106,639	$11	$705,361	$(71,230)	$(585)	$633,557
Net income	—	—	—	19,070	—	19,070
Other comprehensive loss	—	—	—	—	(788)	(788)
Change in redemption value of redeemable noncontrolling interest	—	—	—	(2,839)	—	(2,839)
Repurchases of common stock	(880)	—	(5,011)	—	—	(5,011)
Issuance of common stock in connection with employee equity incentive plans	3,611	—	11,467	—	—	11,467
Shares withheld related to net share settlement	(145)	—	(1,059)	—	—	(1,059)
Stock-based compensation	—	—	19,250	—	—	19,250
Balance as of September 30, 2026	109,225	$11	$730,008	$(54,999)	$(1,373)	$673,647

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Corsair Gaming, Inc. Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance as of December 31, 2024	104,763	$10	$667,617	$(58,765)	$(4,559)	$604,303
Net loss	—	—	—	(41,950)	—	(41,950)
Other comprehensive income	—	—	—	—	4,186	4,186
Change in redemption value of redeemable noncontrolling interest	—	—	—	5,348	—	5,348
Issuance of common stock in connection with employee equity incentive plans	1,903	1	5,492	—	—	5,493
Shares withheld related to net share settlement	(118)	—	(1,144)	—	—	(1,144)
Stock-based compensation	—	—	23,994	—	—	23,994
Balance as of September 30, 2025	106,548	$11	$695,959	$(95,367)	$(373)	$600,230

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 6

Corsair Gaming, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$19,819	$(41,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	19,131	23,844
Depreciation	10,981	10,203
Amortization	27,538	29,744
Provision for doubtful accounts	—	2,828
Reversal of bargain purchase gain on business acquisition	—	2,581
Deferred income taxes, net of valuation allowance	(5,132)	(3,207)
Other	1,647	2,279
Changes in operating assets and liabilities:
Accounts receivable	43,584	24,003
Inventories (1)	(65,696)	(63,280)
Prepaid expenses and other assets (1)	1,085	4,744
Accounts payable	27,983	38,299
Other liabilities and accrued expenses	9,571	(19,071)
Net cash provided by operating activities	90,511	11,952
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(37,002)	—
Purchase of property and equipment	(9,082)	(10,124)
Other investing activities	(7,560)	—
Net cash used in investing activities	(53,644)	(10,124)
Cash flows from financing activities:
Repayment of debt	(4,688)	(51,253)
Borrowings from line of credit	—	11,500
Repayment of line of credit	—	(11,500)
Repurchases of common stock	(5,011)	—
Proceeds from issuance of shares through employee equity incentive plans	11,467	5,493
Payment of taxes related to net share settlement of equity awards	(1,059)	(1,144)
Dividend paid to noncontrolling interest	(175)	(494)
Net cash provided by (used in) financing activities	534	(47,398)
Effect of exchange rate changes on cash	(27)	1,992
Net increase (decrease) in cash and restricted cash	37,374	(43,578)
Cash and restricted cash at the beginning of the period	98,833	109,631
Cash and restricted cash at the end of the period	$136,207	$66,053
Supplemental cash flow disclosures:
Cash paid for interest	$4,926	$6,813
Cash paid for income taxes, net	7,564	11,002
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased and unpaid at period end	$1,313	$3,161
Right-of-use assets obtained in exchange for operating lease liabilities	15,098	7,713

(1)
See “Nonmonetary Transactions” below for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 7

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

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of our condensed consolidated balance sheet as of September 30, 2026 and our results of operations for the three and nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 8

period. Such estimates include, but are not limited to, the valuation of intangible assets, accounts receivable, sales return reserves, reserves for customer incentives, warranty reserves, inventories, derivative instruments, stock-based compensation, deferred income tax, and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the potential impacts from the events in the current economic and geopolitical environment. We adjust such estimates and assumptions when facts and circumstances dictate. The extent to which current macroeconomic conditions, including changes in trade regulations and tariffs, as well as developments in international trade regulations and agreements, continued geopolitical unrest, and regional conflicts and hostilities will impact our business going forward depends on numerous dynamic factors that we cannot reliably predict. Actual results could differ materially from those estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements. The amendments in this update are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. The amendments should be applied prospectively. We are currently evaluating the provisions of this ASU to determine its impact on our consolidated financial statements. We expect to adopt this ASU for the fiscal year beginning January 1, 2027.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The amendments provide a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

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

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 9

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

The following tables summarize the balances of our financial liabilities (in thousands) that were measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	September 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Foreign currency forward contracts(1)	$—	$403	$—	$403
Total assets	$—	$403	$—	$403

Liabilities:
Contingent consideration payable (2)	$—	$—	$1,991	$1,991
Total liabilities	$—	$—	$1,991	$1,991

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Foreign currency forward contracts(1)	$—	$6	$—	$6
Total assets	$—	$6	$—	$6

Liabilities:
Foreign currency forward contracts(1)	$—	$305	$—	$305
Total liabilities	$—	$305	$—	$305
(1)
The fair values of the forward contracts were based on similar exchange traded derivatives and the related asset or liability is included within Level 2 of the fair value hierarchy.
(2)
In connection with our acquisition of assets of the sim racing business operated under the Trak Racer brand (refer to Note 5 for further details), we recorded a contingent consideration liability measured at fair value. Under the terms of the arrangement, a contingent consideration of up to $10.0 million is payable following a twelve-month earn-out period based on a scale of attainment of the projected upside to the acquired business’s contribution profit, net of payroll costs, as compared to the prior twelve-month period. The fair value was estimated using a Monte Carlo Simulation, a simulation-based measurement technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The preliminary allocation of purchase consideration for the Trak Racer acquisition was performed as of the acquisition date, August 4, 2026, which was close to the end of the reporting period. Management evaluated the key assumptions used to value the contingent consideration as of September 30, 2026, and determined there was no material change in its fair value from the acquisition date.

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

The foreign currency forward contracts generally mature within two months. The notional principal amount of outstanding foreign exchange forward contracts was $22.4 million and $28.5 million as of September 30, 2026 and December 31, 2025, respectively. The net fair value gains recognized in other (expense) income, net in relation to these derivative instruments was $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and was $0.4 million and $(4.5) million for the nine months ended September 30, 2026 and 2025, respectively.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 10

5. Business Combination

Acquisition of Trak Racer Business

On August 4, 2026, the Company and certain of its wholly owned subsidiaries executed a Business Sale Agreement (“BSA”) to acquire substantially all of the assets of the sim racing business operated under the Trak Racer brand of Masten Enterprises Pty Ltd. and its affiliated entities (“Trak Racer”), which designs, manufactures, distributes and sells racing, flight, motorcycle and other simulation cockpits, chassis, rigs and related peripherals and accessories for gaming enthusiasts, professional sim racers, and commercial customers. The acquisition expands the Company’s sim racing product portfolio within its Gamer and Creator Peripherals segment.

The Trak Racer BSA was consummated on August 4, 2026 (the “Trak Racer Acquisition Date”). As the Trak Racer asset acquisition met the definition of a business, it has been accounted for as a business combination using the acquisition method of accounting. Trak Racer’s results of operations are included in our condensed consolidated statements of operations with effect from August 4, 2026.

The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed as of the Trak Racer Acquisition Date. We will continue to reflect measurement period adjustments to the purchase price allocation, if any, in the period in which the adjustments are recognized.

Amounts
(In thousands)

Inventories	$14,951
Prepaid expenses and other current assets	1,122
Property and equipment, net	634
Identifiable intangible assets	8,040
Goodwill	21,901
Other liabilities and accrued expenses	(1,757)
Purchase consideration, net of cash acquired	$44,891

	Valuation	Useful Life
	(In thousands)	(In years)

Trade name	$5,500	15
Developed technology	2,300	10
Customer relationships	240	4
Total identifiable intangible assets	$8,040

The total acquisition purchase consideration consisted of:

Amounts
(In thousands)

Cash consideration paid	$37,002
Deferred consideration payable (1)	2,998
Base purchase price	40,000
Net working capital adjustment (1)	2,900
Contingent consideration payable (2)	1,991
Purchase consideration, net of cash acquired	$44,891
(1)
Deferred consideration payable represents the portion of the base purchase price of $40.0 million withheld by the Company at closing under the BSA, payable to the sellers at a later date. The net working capital adjustment represents additional purchase price owed to the sellers because the final net working capital delivered at closing exceeded the estimate provided by the sellers at signing, as determined under the BSA’s purchase price adjustment provisions.
(2)
Refer to Note 3 for further details.

The fair value of the working capital related items, as well as the fair value of property and equipment approximated their book values at the Trak Racer Acquisition Date. The fair value of acquired inventories was determined using a market participant approach, based on estimated selling prices less direct selling expenses and a reasonable profit allowance for the selling effort, discounted over

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 11

the expected holding period. For inventories where no significant value had been added prior to the acquisition date, cost approximates fair value. The difference between the fair value of the inventories and the book value recorded on the Trak Racer Acquisition Date was $4.7 million, of which we recognized $1.5 million in the condensed consolidated statements of operations, within “cost of revenue”, for the three and nine months ended September 30, 2026, upon the sale of the acquired inventory.

The goodwill of $21.9 million represents the strategic strengthening of our market presence by utilizing Trak Racer’s established brand, its product portfolio and existing market position, that is largely complementary to our Fanatec business. The goodwill is deductible for tax purposes and is assigned to our Gamer and Creator Peripherals reporting unit.

The $8.0 million identifiable intangible assets acquired include trade name of $5.5 million, developed technology of $2.3 million and customer relationships of $0.2 million. The fair values of the identified intangible assets were estimated primarily using the income approach and were based on inputs that are not observable in the market which we consider to be Level 3 inputs. These intangible assets are being amortized over their estimated useful lives, ranging from 4 to 15 years, using the straight-line method of amortization. The identifiable intangible assets acquired are deductible for tax purposes.

The acquisition-related costs incurred in the three and nine months ended September 30, 2026 were $0.7 million and $1.3 million, respectively, and these amounts are primarily reported within sales and general and administrative expenses in the condensed consolidated statements of operations.

Unaudited Pro Forma Financial Information

Pro forma information is not included because the effects of the Trak Racer Acquisition were not material to our condensed consolidated statements of operations for the periods presented.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Gaming Components and Systems	Gamer and Creator Peripherals	Total

Balance as of December 31, 2025	$148,956	$208,809	$357,765
Addition from business acquisition	—	21,901	21,901
Effect of foreign currency exchange rates	(7)	(333)	(340)
Balance as of September 30, 2026	$148,949	$230,377	$379,326

Intangible assets, net

The following table is a summary of intangible assets, net (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$30,312	$20,451	$9,861	$31,912	$19,891	$12,021
Trade name	51,461	17,346	34,115	45,961	14,935	31,026
Customer relationships	217,110	197,237	19,873	216,869	180,962	35,907
Patent portfolio	35,996	30,878	5,118	36,450	27,624	8,826
Supplier relationships	5,906	4,676	1,230	5,997	3,997	2,000
Total finite-life intangibles	340,785	270,588	70,197	337,189	247,409	89,780
Indefinite life trade name	35,430	—	35,430	35,430	—	35,430
Total intangible assets	$376,215	$270,588	$105,627	$372,619	$247,409	$125,210

In the year when an identified intangible asset becomes fully amortized, the fully amortized balances from the gross asset and accumulated amortization amounts are removed from the table above.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 12

The estimated future amortization expense of intangible assets as of September 30, 2026 is as follows (in thousands):

Amounts

Remainder of 2026	$8,889
2027	26,042
2028	6,103
2029	4,421
2030	4,217
Thereafter	20,525
Total	$70,197

7. Balance Sheet Components

The following tables present the components of certain balance sheet amounts (in thousands):

	September 30, 2026	December 31, 2025

Cash	$134,595	$97,183
Restricted cash—short term	1,360	1,400
Restricted cash—noncurrent	252	250
Total cash and restricted cash	$136,207	$98,833

	September 30, 2026	December 31, 2025

Accounts receivable (1)	$189,584	$234,226
Allowance for doubtful accounts	(326)	(326)
Accounts receivable, net	$189,258	$233,900

(1)
As of September 30, 2026, two customers represented 37.1% and 11.2% of our accounts receivable, net balance, respectively. As of December 31, 2025, two customers represented 42.0% and 14.4% of our accounts receivable, net balance, respectively.

	September 30, 2026	December 31, 2025

Raw materials	$70,436	$72,516
Work in progress	41,363	12,875
Finished goods	232,839	217,945
Inventories	$344,638	$303,336

As of September 30, 2026, consigned inventories included within our raw material and work in progress were $7.6 million and $28.0 million, respectively. As of December 31, 2025, consigned inventories included within our raw material and work in progress were $1.2 million and $12.0 million, respectively.

	September 30, 2026	December 31, 2025

Prepaid inventory (1)	$39,560	$856
Prepaid expenses	8,743	7,671
Others	19,336	21,112
Prepaid expenses and other current assets	$67,639	$29,639

(1)
See “Nonmonetary Transactions” below for additional information.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 13

	September 30, 2026	December 31, 2025

Manufacturing equipment	$34,700	$30,957
Leasehold improvements	23,074	23,260
Computer equipment, software and office equipment	21,904	19,194
Furniture and fixtures	7,991	7,337
Total property and equipment	87,669	80,748
Less: Accumulated depreciation and amortization	(58,764)	(49,234)
Property and equipment, net	$28,905	$31,514

	September 30, 2026	December 31, 2025

Right-of-use assets	$60,752	$57,600
Deferred tax asset	13,724	11,371
Call option to acquire business, at cost (1)	4,810	—
Non-marketable equity investment	2,750	—
Other	4,482	4,616
Other assets	$86,518	$73,587

(1)
On July 31, 2026, the Company completed a Collaboration and License Agreement (the “License Agreement”) and a related Call Option Agreement (the “Call Option Agreement”) with a privately held software technology company (the “Counterparty”). The arrangement grants the Company an exclusive, worldwide license to integrate the Counterparty’s technology into its products and an exclusive option to acquire 100% of the Counterparty’s outstanding equity.

Under the License Agreement, the Company paid the Counterparty a one-time, non-refundable cash payment of $6.0 million. The payment represents consideration for both the license rights and the call option. The Company allocated the payment between the various elements in the agreement on a relative fair value basis, resulting in $4.8 million allocated to the call option. The Call Option Agreement grants the Company an option to acquire all of the Counterparty’s outstanding equity for a purchase price of $60.0 million in cash, subject to a quality-of-earnings adjustment, with aggregate consideration capped at $72.0 million, adjusted for the $6.0 million payment already paid. Exercise of the option and consummation of any acquisition remain subject to negotiation of definitive acquisition agreements and customary closing conditions, including the Counterparty’s board and stockholder approvals.

The Company’s exclusive right to the option is effectively limited to the period through March 31, 2027, after which it becomes non-exclusive. Absent exercise of the option or termination by the Counterparty, the option expires on September 30, 2027. As of the date these condensed consolidated financial statements were issued, the Company had not exercised the call option.

	September 30, 2026	December 31, 2025

Accrued reserves for customer incentive programs	$52,453	$61,173
Accrued reciprocal inventory purchases (1)	40,813	1,040
Accrued reserves for sales returns	36,429	37,760
Accrued payroll and related expenses	21,378	26,830
Operating lease liabilities, current	18,006	16,400
Accrued freight expenses	13,546	16,037
Sales and use tax and value-added tax payable	4,727	11,087
Accrued warranty	7,214	8,065
Contract liabilities	5,977	8,998
Other	27,211	24,885
Other liabilities and accrued expenses	$227,754	$212,275

(1)
See “Nonmonetary Transactions” below for additional information.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 14

	September 30, 2026	December 31, 2025

Operating lease liabilities, noncurrent	$53,868	$52,785
Other	3,647	3,010
Other liabilities, noncurrent	$57,515	$55,795

Nonmonetary Transactions

The sales and purchases of inventory with our manufacturers are accounted for as nonmonetary transactions. Upon sale of raw materials to the manufacturer, for the inventories on-hand with the manufacturer where there is an anticipated reciprocal purchase by us, we record this nonmonetary transaction as prepaid inventories and accrued liabilities. When we transact the reciprocal purchase of inventory from the manufacturer, we record a payable to the manufacturer at the purchase price, which replaces the initial nonmonetary transaction and inventory is reflected at carrying value, which includes the costs for the raw materials and the incremental costs charged by the manufacturer for additional work performed on the inventory. In connection with such nonmonetary transactions with our manufacturers, as of September 30, 2026, we recognized $39.6 million of prepaid inventory in Prepaid expenses and other current assets and reciprocal accrual of $40.8 million in Other liabilities and accrued expenses and as of December 31, 2025, we recognized $0.9 million of prepaid inventory in Prepaid expenses and other current assets and reciprocal accrual of $1.0 million in Other liabilities and accrued expenses.

In connection with these arrangements, the non-cash reclassification of raw materials from inventories to prepaid expenses and other current assets has been excluded from the condensed consolidated statements of cash flows pursuant to ASC 230, while cash paid to vendors for raw materials and cash received from manufacturers are reflected within operating activities.

8. Debt

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

The following table presents the carrying value of our term loans (in thousands):

	September 30, 2026	December 31, 2025

June 2030 Term Loan	$117,188	$121,875
Debt discount and issuance cost, net of amortization	(435)	(533)
Total debt	116,753	121,342
Less: debt maturing within one year, net	6,125	6,120
Long-term debt, net	$110,628	$115,222

As of September 30, 2026, the estimated fair value of the June 2030 Term Loan, which we have classified as a Level 2 financial instrument, was approximately $119.3 million.

The unused capacity of the June 2030 Revolving Facility was $99.4 million and $99.5 million as of September 30, 2026 and December 31, 2025, respectively.

The effective interest rate for our term loans, inclusive of the amortization of debt discount and debt issuance costs, was approximately 5.41% and 6.07% for the three months ended September 30, 2026 and 2025, respectively, and was approximately 5.34% and 6.14% for the nine months ended September 30, 2026 and 2025, respectively.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 15

The Amended and Restated Credit Agreement contains covenants with which we must comply during the term of the agreement, which we believe are ordinary and standard for agreements of this nature, including the maintenance of a maximum Consolidated Total Net Leverage Ratio (“CTNL Ratio”) and a minimum Consolidated Interest Coverage Ratio (“CIC Ratio”) (as defined in the Amended and Restated Credit Agreement). According to the provisions of the Amended and Restated Credit Agreement, we are required to maintain a maximum CTNL Ratio of 3.00 to 1.00 and a minimum CIC ratio of 3.00 to 1.00, with the provision that the maximum CTNL Ratio can be temporarily increased to 3.50 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in, and subject to the requirements of the Amended and Restated Credit Agreement). As of September 30, 2026, we were fully in compliance under the Amended and Restated Credit Agreement.

Our obligations under the Amended and Restated Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries and secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions detailed in the Amended and Restated Credit Agreement and related ancillary documentation.

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Contractual interest expense for term loan	$1,574	$1,859	$4,718	$6,547
Contractual interest expense for revolving facility	—	81	—	81
Amortization of debt discount and issuance cost	58	58	174	353
Other	59	55	164	224
Total interest expense	$1,691	$2,053	$5,056	$7,205

The future principal payments under our total long-term debt as of September 30, 2026 are as follows (in thousands):

Amounts

Remainder of 2026	$1,563
2027	6,250
2028	6,250
2029	6,250
2030	96,875
Thereafter	—
Total debt	$117,188

9. Commitments and Contingencies

Product Warranties

Changes in our assurance-type warranty obligations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Beginning of the period	$6,642	$5,311	$8,065	$8,759
Liabilities assumed from business acquisition	20	—	20	—
Warranty provision related to products shipped	2,388	2,473	4,086	4,447
Deductions for warranty claims processed	(1,836)	(2,069)	(4,957)	(7,491)
End of period	$7,214	$5,715	$7,214	$5,715

Unconditional Purchase Obligations

In the normal course of business, we enter into various purchase commitments for goods or services. Our long-term non-cancelable purchase commitments consist primarily of multi-year contractual arrangements relating to subscriptions for our enterprise resource planning system and the related support services, in addition to commitments related to other cloud computing hosting arrangements. Total long-term non-cancelable purchase commitments as of September 30, 2026 and December 31, 2025 were $2.0 million and $3.9 million, respectively.

Contingent Consideration Payable - Trak Racer

In connection with our acquisition of assets of the sim racing business operated under the Trak Racer brand, we recorded a contingent consideration liability measured at fair value. Refer to Note 3 for further details.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 16

Letters of Credit

Letters of credit outstanding as of September 30, 2026 and December 31, 2025 were $0.6 million and $0.5 million, respectively. No amounts have been drawn upon the letters of credit for the nine months ended September 30, 2026 and for the year ended December 31, 2025, respectively.

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

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms with respect to certain transactions. We have entered into indemnification agreements with directors and certain officers and employees that will require Corsair, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon Corsair to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, statements of operations, or statements of cash flows. We currently maintain directors’ and officers’ insurance.

10. Stockholders’ Equity

Share Repurchase Program

On January 30, 2026, the Board of Directors authorized us to repurchase up to $50.0 million of our outstanding shares of common stock. This represents Corsair’s first repurchase authorization. This program has no expiration date and may be suspended or discontinued at any time.

There were no share repurchases for the three months ended September 30, 2026. As of September 30, 2026, approximately $45.0 million remained available under this program.

Shelf-Registration Statement

On August 7, 2025, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on August 15, 2025 (the “2025 Shelf Registration Statement”). The 2025 Shelf Registration Statement registered securities to be offered by us, in an amount up to $300.0 million, including common stock, preferred stock and warrants through August 15, 2028. As of September 30, 2026, all $300.0 million remained unsold. The shelf also registered 56,300,771 shares held by certain selling securityholders, all of which remained unsold as of September 30, 2026.

11. Equity Incentive Plans and Stock-Based Compensation

As of September 30, 2026, we have two active equity incentive plans: the 2020 Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”).

From time to time, we may grant options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain members of our management team under the 2020 Equity Incentive Plan.

In February 2026, we granted PSUs (“2026 PSUs”) to certain members of our management team under the 2020 Equity Incentive Plan. Vesting of the 2026 PSUs is conditional upon the achievement of certain financial performance targets tied to the year ending December 31, 2026, and therefore, no 2026 PSUs vested in the three or nine months ended September 30, 2026. The number of units that may be earned ranges from 0% to 200% of the target shares based on the achievement of the performance conditions, with vesting subject to such performance achievement and continued service. In the event the minimum targets are not achieved, no 2026 PSUs would vest.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 17

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

We measure and recognize compensation for all stock-based compensation awards, including stock options, stock purchase rights, RSUs and PSUs, based upon the grant-date fair value of those awards. The grant-date fair value of our stock options and stock purchase rights is estimated using a Black-Scholes-Merton option-pricing model. The fair value of our RSUs and PSUs are calculated based on the market value of our stock at the grant date.

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Cost of revenue	$586	$445	$1,676	$1,517
Sales, general and administrative	5,271	4,089	15,619	20,205
Product development	645	653	1,836	2,122
Stock-based compensation expense, net of amounts capitalized (1)	$6,502	$5,187	$19,131	$23,844
Excess income tax benefits (deficiencies) related to stock-based compensation expense	$130	$134	$335	$249

(1)
Stock-based compensation expense capitalized was not material for each of the periods presented.

The following table summarizes by type of grant, the total unrecognized stock-based compensation expense and the remaining period over which such expense is expected to be recognized (in thousands, except number of years):

	September 30, 2026
	Unrecognized Expense	Remaining Weighted Average Period (In Years)

Stock options	$12,551	2.8
RSUs	21,972	2.9
PSUs	2,090	2.1
ESPP	528	0.4
Total unrecognized stock-based compensation expense	$37,141

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 18

12. Net Income (Loss) Per Share

The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator
Net income (loss)	$(2,387)	$(10,392)	$19,819	$(41,015)
Less: Net income attributable to noncontrolling interest	170	237	749	935
Net income (loss) attributable to Corsair Gaming, Inc.	(2,557)	(10,629)	19,070	(41,950)
Change in redemption value of redeemable noncontrolling interest	96	1,095	(2,839)	5,348
Net income (loss) attributable to common stockholders of Corsair Gaming, Inc.	$(2,461)	$(9,534)	$16,231	$(36,602)
Denominator
Basic weighted-average shares outstanding	108,706	106,289	107,648	105,802
Effect of dilutive securities	—	—	1,972	—
Total diluted weighted-average shares outstanding	108,706	106,289	109,620	105,802

Net income (loss) per share attributable to common stockholders of Corsair Gaming, Inc.:
Basic	$(0.02)	$(0.09)	$0.15	$(0.35)
Diluted	$(0.02)	$(0.09)	$0.15	$(0.35)

Anti-dilutive potential common shares (1)	14,867	14,455	10,897	14,319
(1)
Potential common share equivalents were not included in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

13. Income Taxes

The following table presents our income (loss) before income taxes, income tax expense and effective income tax rates for all periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Income (loss) before income taxes	$(1,397)	$(8,312)	$20,622	$(37,243)
Income tax expense	(990)	(2,080)	(803)	(3,772)
Effective tax rate	(70.9)%	(25.0)%	3.9%	(10.1)%

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, changes in management's assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

Our effective tax rates were tax expense of (70.9)% and (25.0)% for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rates were tax expense of 3.9% and (10.1)% for the nine months ended September 30, 2026 and 2025, respectively. The U.S. tax provision for the three months and nine months ended September 30, 2026 and 2025 was consistently recorded based on actual quarterly tax provision in lieu of annual projected effective tax rate. The change in our effective tax rate for the three months ended September 30, 2026, compared to the prior year period, was primarily driven by changes in the geographic mix of income and losses across jurisdictions and the continued application of a full valuation allowance against our U.S. deferred tax assets, which limited the tax benefit on the U.S. pre-tax loss, combined with an increase in foreign pre-tax income.

For the nine months ended September 30, 2026, the effective tax rate was similarly impacted by jurisdictional earnings mix and the Netherlands audit settlement, as well as a discrete tax benefit of approximately $1.0 million recognized in the current period related to an internal reorganization and intellectual property transfer from the U.K. to the U.S.

We assess our deferred tax assets and liabilities to determine if it is more likely than not that they will be realized; if not, a valuation allowance is required to be recorded. Previously, in the third quarter of 2024, we reached a cumulative loss position over the

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 19

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

Unrecognized tax benefits were $1.7 million as of September 30, 2026 and $3.8 million as of December 31, 2025, respectively, and if recognized, would favorably affect the effective income tax rate in future periods.

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

Segment Profit and Loss

The tables below present the reportable segment profit and loss measure - segment gross profit for each of the periods presented (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Gamer and Creator Peripherals	Gaming Components and Systems	Total	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$116,481	$250,544	$367,025	$112,660	$233,103	$345,763
Less:
Inventory costs (2)	62,187	195,124	257,311	60,971	183,477	244,448
Other segment items (3)	9,254	2,634	11,888	7,397	822	8,219
Total cost of revenue	71,441	197,758	269,199	68,368	184,299	252,667
Gross profit	$45,040	$52,786	$97,826	$44,292	$48,804	$93,096

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Gamer and Creator Peripherals	Gaming Components and Systems	Total	Gamer and Creator Peripherals	Gaming Components and Systems	Total

Net revenue(1)	$355,675	$680,197	$1,035,872	$327,275	$708,350	$1,035,625
Less:
Inventory costs (2)	185,805	508,976	694,781	175,417	554,087	729,504
Other segment items (3)	22,496	452	22,948	20,063	4,729	24,792
Total cost of revenue	208,301	509,428	717,729	195,480	558,816	754,296
Gross profit	$147,374	$170,769	$318,143	$131,795	$149,534	$281,329

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 20

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

Revenue by Major Customer

The following table sets forth the customer that individually comprised 10% or more of our total net revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Customer A	22.2%	29.5%	24.5%	29.3%

No other customer represented 10% or more of our total net revenue in the periods presented.

Revenue by Major Products

The following table sets forth our net revenue by major product category for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Gamer and Creator Peripherals
Gaming Peripherals products	$116,481	$112,660	$355,675	$327,275
Gaming Components and Systems segment
Memory products	167,299	117,179	439,874	363,242
Other Component products	83,245	115,924	240,323	345,108
Total net revenue	$367,025	$345,763	$1,035,872	$1,035,625

Geographic Information

The following table summarizes our net revenue by geographic region based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

United States	$149,527	$139,586	$447,324	$453,906
Americas (excluding United States) (1)	23,459	21,249	67,392	65,747
Europe and Middle East (1)	134,588	139,140	364,631	385,230
Asia Pacific (1)	59,451	45,788	156,525	130,742
Total net revenue	$367,025	$345,763	$1,035,872	$1,035,625
(1)
No individual country, other than disclosed above, represented 10% or more of our consolidated net revenue in the periods presented.

15. Redeemable Noncontrolling Interest (“RNCI”)

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

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 21

The following table presents the changes in RNCI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Balance at beginning of period	$15,498	$11,274	$12,197	$15,149
Share of net income	170	237	749	935
Share of other comprehensive income (loss)	—	(71)	(38)	103
Dividend paid	—		(175)	(494)
Change in redemption value	(96)	(1,095)	2,839	(5,348)
Balance at end of period	$15,572	$10,345	$15,572	$10,345

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 22

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

On August 4, 2026, we completed the acquisition of the Trak Racer Business for a purchase consideration of $44.9 million. Refer to Note 5, “Business Combinations” for more information on this transaction. Trak Racer designs, manufactures, distributes and sells racing, flight, motorcycle and other simulation cockpits, chassis, rigs and related peripherals and accessories for gaming enthusiasts, professional sim racers, and commercial customers. The acquisition expands our sim racing product portfolio within our Gamer and Creator Peripherals segment.

Summary of Financial Results

Our net revenue was $367.0 million and $345.8 million for the three months ended September 30, 2026 and 2025, respectively. Our gross margin was 26.7% and 26.9% for the three months ended September 30, 2026 and 2025, respectively. We had net loss of $2.4 million and $10.4 million for the three months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, we had cash and restricted cash, in the aggregate of $136.2 million and the principal balance outstanding on our June 2030 Term Loan was $117.2 million. Cash generated from operations was $90.5 million and $12.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Key Factors Affecting Our Business

Our results of operations and financial condition are affected by numerous factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those described below.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 23

Impact of Macroeconomic Conditions

Our business and financial performance depend significantly on worldwide economic conditions. We continue to face global macroeconomic challenges, including evolving dynamics in the global trade environment, changes in laws or policies governing foreign trade, in particular tariffs, trade restrictions or taxes on imports or exports from or to countries where we manufacture or sell our products, inflationary pressure, uncertainty in key financial markets, and volatility in exchange rates.

Ongoing geopolitical developments, including conflicts and tensions in the Middle East, Ukraine, the Red Sea region, and between China and Taiwan, have contributed to volatility in global energy prices, transportation costs, and supply chains. These developments have and may continue to increase our freight, logistics, and other input costs, and may affect consumer spending due to broader economic uncertainty. We continue to monitor these situations and implement mitigating actions; however, their duration, severity, and broader economic consequences remain uncertain.

Since February 2025, the U.S. government has proposed and, in certain cases, implemented new, substantial tariffs on imports to the United States from various countries, including Taiwan, China, and Vietnam, where we manufacture or source our products. As previously disclosed, following a February 2026 U.S. Supreme Court ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA), we received and recognized substantially all of the associated refunds totaling $18.1 million including interest earned, of which approximately $15.6 million was recorded as a reduction to cost of goods sold during the second quarter of 2026. However, the trade and tariff environment remains uncertain, and additional tariffs, trade measures, or investigations may be introduced or modified in the future. While we have taken mitigating actions, including shifting production across jurisdictions, the extent to which these actions will offset the impact of ongoing trade and tariff developments remains uncertain.

We also experience seasonality in the sale of our products, which may be affected by general economic conditions. The extent of the impact of macroeconomic conditions and geopolitical tensions on our business, sales, results of operations, cash flows and financial condition will depend on future developments, which are not within our control and are highly uncertain and cannot be predicted. We will continue to evaluate these risks and uncertainties and further our plans to mitigate them.

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

Impact of Industry Trends

Our results of operations and financial condition are impacted by industry trends in the gaming market, including:

•
Increasing gamer and creators engagement. We believe that gaming’s increasing time share of global entertainment consumption will drive continued growth in spending on both games and gaming products. Gaming continues to become increasingly social, as streaming viewership becomes more widely adopted along with increasing numbers of content creators. More members of the younger generation are gamers and spend more time on gaming related activities than older generations. We believe these trends will over time bring more gamers and creators to purchase dedicated hardware and help grow the market for peripheral products. The growth of these markets will not be linear, as these markets are impacted by macroeconomic and consumer confidence, amongst other conditions. Our Gaming Components and Systems segment makes components used for self-built PCs and full gaming systems. The self-built PC market is heavily influenced by the price of memory, GPUs, CPUs , timing of release of new game titles and next-generation CPUs and GPUs, as discussed in the bullet below. In our Gamer and Creator Peripherals segment, we expect continued contribution from our Fanatec product portfolio, which broadens our sim racing offerings and complements our broader ecosystem of gaming and streaming products. On August 4, 2026, we acquired substantially all of the assets of Trak Racer, which designs, manufactures, distributes and sells racing, flight, motorcycle and other simulation cockpits, chassis, rigs and related peripherals and accessories, pursuant to an asset purchase agreement. The acquisition expands our sim racing product offerings and provides us with immediate access to a larger addressable market. In addition, we acquired a minority interest in Bitfocus AS, a Norwegian software company specializing in production automation and control software for streaming, broadcast, and live event workflows. This investment supports our strategy of deepening the integration between our hardware and software ecosystem, including through planned integration with our Stream Deck platform, and provides us with access to the broader professional streaming and content creation software market. We continue to broaden our portfolio. SCUF Omega expanded our premium controller offering for PlayStation 5 and PlayStation 5 Pro. Further, following quarter-end, we launched the SABRE v3 PRO PureVector gaming mouse series, which features exclusive technology co-developed with Aimlabs to personalize directional sensitivity and improve aiming speed and consistency. Also, Elgato expanded into mobile recording with Wave Go, its first wireless microphone, extending the Wave ecosystem beyond the desktop with a convertible clip-on and handheld design.
•
Introduction of new high-performance computing hardware and sophisticated games. We believe that the introduction of more powerful CPUs and GPUs that place increased demands on other system components, such as memory, power

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 24

supply units or cooling, has a significant effect on increasing the demand for our products. In addition, we believe that the introduction and success of games with sophisticated graphics that place increasing demands on system processing speed and capacity and therefore require more powerful CPUs or GPUs, drives demand for our high-performance gaming components and systems, such as power supply units and cooling solutions, and our gaming PC memory. Because our product portfolio is purpose-built to support high-performance CPUs and GPUs through advanced cooling and power delivery solutions, we believe we are well positioned to benefit from this ongoing market evolution toward more demanding computing and gaming workloads. Demand for our product and our operating results may be affected by the timing, market pricing and pace of new CPU and GPU launches, the price of memory, as well as the introduction and adoption of new game titles that require higher levels of system performance. For example, following the early 2025 launch of the latest generation of GPUs, we experienced a period of elevated demand as enthusiasts upgraded their systems to support new architectures. Market conditions remained mid-cycle for the three months ended September 30, 2026, as the market anticipates potential hardware refreshes and major software titles scheduled for release over the remainder of 2026 and 2027. However, the timing and market acceptance of these new products, as well as the ongoing impact of component costs on hardware affordability, may continue to influence the rate of consumer upgrades.
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

Impact of Customer Concentration and Shipping Costs

We operate a global sales network that consists primarily of retailers (including e-retailers), as well as distributors, which we use to access certain retailers. Further, a limited number of retailers and distributors represent a significant portion of our net revenue, with e-retailer Amazon accounting for 24.5% and 29.3% of our net revenue for the nine months ended September 30, 2026 and 2025, respectively, and sales to our ten largest customers accounting for approximately 46.8% and 50.4% of our net revenue for the nine months ended September 30, 2026 and 2025, respectively. Our customers, including Amazon, typically do not enter into long-term agreements to purchase our products but instead enter into purchase orders with us. As a result of this concentration of revenue and the lack of long-term agreements with our customers, a primary driver of our net revenue and operating performance is maintaining good relationships with these retailers and distributors. To help maintain good relationships, we implement initiatives such as our updated packaging design which helps e-retailers such as Amazon process our packages more efficiently. Further, given our global operations, a significant percentage of our expenses relate to shipping costs. Our ability to effectively optimize these shipping costs, for example utilizing expensive shipping options such as air freight for smaller packages and more urgent deliveries and more cost-efficient options, such as ground or ocean freight, for other shipments, has an impact on our expenses and results of operations.

Impact of New Product Introductions

Gamers demand new technology and product features, and we expect our ability to accurately anticipate and meet these demands will be one of the main drivers for any future sales growth and market share expansion. We believe our net revenue for 2025 and for the nine months ended September 30, 2026 was favorably impacted by the release of 105 and 71 new products, respectively. While we intend to continue to develop and release new products, there can be no assurance that our new product introductions will have a favorable impact on our operating results or that customers will choose our new products over those of our competitors.

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

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 25

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

Impact of Product Mix

Our Gamer and Creator Peripherals segment has a higher gross margin than our Gaming Components and Systems segment. As a result, our overall gross margin is affected by changes in product mix. External factors can have an impact on our product mix, such as popular game releases that can increase sales of peripherals and availability and cost of new CPUs and GPUs and the price of memory that can impact component sales. In addition, within our Gamer and Creator Peripherals and Gaming Components and Systems segments, gross margin varies between products, and significant shifts in product mix within either segment may also significantly impact our overall gross margin.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net revenue	$367,025	$345,763	$1,035,872	$1,035,625
Cost of revenue	269,199	252,667	717,729	754,296
Gross profit	97,826	93,096	318,143	281,329
Operating expenses:
Sales, general and administrative	84,367	82,032	250,588	254,304
Product development	15,100	16,691	47,792	51,838
Total operating expenses	99,467	98,723	298,380	306,142
Operating income (loss)	(1,641)	(5,627)	19,763	(24,813)
Other (expense) income:
Interest expense	(1,691)	(2,053)	(5,056)	(7,205)
Interest income	887	197	2,712	1,407
Other (expense) income, net	1,048	(829)	3,203	(6,632)
Total other (expense) income, net	244	(2,685)	859	(12,430)
Income (loss) before income taxes	(1,397)	(8,312)	20,622	(37,243)
Income tax expense	(990)	(2,080)	(803)	(3,772)
Net income (loss)	(2,387)	(10,392)	19,819	(41,015)
Less: Net income attributable to noncontrolling interest	170	237	749	935
Net income (loss) attributable to Corsair Gaming, Inc.	$(2,557)	$(10,629)	$19,070	$(41,950)

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 26

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.3	73.1	69.3	72.8
Gross profit	26.7	26.9	30.7	27.2
Operating expenses:
Sales, general and administrative	23.0	23.7	24.2	24.6
Product development	4.0	4.8	4.6	5.0
Total operating expenses	27.0	28.5	28.8	29.6
Operating income (loss)	(0.3)	(1.6)	1.9	(2.4)
Other (expense) income:
Interest expense	(0.5)	(0.6)	(0.5)	(0.7)
Interest income	0.2	0.1	0.3	0.1
Other (expense) income, net	0.3	(0.2)	0.3	(0.6)
Total other (expense) income, net	—	(0.7)	0.1	(1.2)
Income (loss) before income taxes	(0.3)	(2.3)	2.0	(3.6)
Income tax expense	(0.3)	(0.6)	(0.1)	(0.4)
Net income (loss)	(0.6)	(2.9)	1.9	(4.0)
Less: Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.1
Net income (loss) attributable to Corsair Gaming, Inc.	(0.7)%	(3.0)%	1.8%	(4.1)%

Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net revenue	$367,025	$345,763	$1,035,872	$1,035,625

Net revenue increased by 6.1% and 0.0% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods last year.

The increase in net revenue in the three-month period was due to a 7.5% increase in sales for our Gaming Components and Systems segment and a 3.4% increase in sales for our Gamer and Creator Peripherals segment.

Net revenue for the nine-month ended September 30, 2026 was essentially flat with the same period last year. A 4.0% decrease in net revenue of the Gaming Components and Systems segment was offset by an 8.7% increase in sales for our Gamer and Creator Peripherals segment.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to “Segment Results” section below.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except percentages)
Gross profit	$97,826	$93,096	$318,143	$281,329
Gross margin	26.7%	26.9%	30.7%	27.2%

Gross margin decreased by 20 bps for the three months ended September 30, 2026 as compared to the same period last year. The decrease was primarily attributable to a 145 bps decrease from unfavorable product mix, a 80 bps decrease from higher inventory reserves, a 40 bps decrease from amortization of inventory fair value step-up related to a recent acquisition. These decreases were primarily offset by a 180 bps increase from lower promotional cost, and a 45 bps increase from lower tariff cost.

Gross margin increased by 350 bps for the nine months ended September 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 220 bps increase from favorable product mix, a 125 bps increase from lower tariff costs,

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 27

including refund of duties previously paid under tariffs imposed pursuant to the International Emergency Economic Powers Act (IEEPA), a 85 bps increase from lower promotional cost, and a 60 bps increase from lower freight costs. These increases were partially offset by a 50 bps decrease from higher inventory reserves and a 45 bps decrease from higher royalty cost on certain new product launches.

For further discussions specific to our Gaming Components and Systems and Gamer and Creator Peripherals segments, refer to the “Segment Results” section below.

Sales, General and Administrative (SG&A)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Sales, general and administrative	$84,367	$82,032	$250,588	$254,304

SG&A expenses increased by $2.3 million, or 2.8%, for the three months ended September 30, 2026 as compared to the same period last year primarily due to a $2.0 million increase in personnel-related costs, a $1.4 million increase in legal and other professional service expenses, and a $1.2 million increase in stock-based compensation expense. These increases were partially offset by a $0.8 million decrease in distribution costs, a $0.6 million decrease in facilities and maintenance expense and a $0.4 million decrease from the recovery of previously recognized bad debt.

SG&A expenses decreased by $3.7 million, or 1.5%, for the nine months ended September 30, 2026 as compared to the same period last year, primarily due to a $6.9 million decrease in distribution costs, a $4.6 million decrease in stock-based compensation expense, and a $2.8 million decrease in the provision for doubtful accounts. These decreases were partially offset by an $8.1 million increase in personnel-related costs as higher compensation more than offset a decline in headcount, a $0.8 million increase in facilities and maintenance expense, a $0.8 million increase in the allocation of corporate IT-related and facility-related costs and a $0.7 million increase in legal and other professional service expenses.

Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Product development	$15,100	$16,691	$47,792	$51,838

Product development expenses decreased by $1.6 million, or 9.5%, for the three months ended September 30, 2026 as compared to the same period last year, primarily due to a $0.8 million decrease in intangible amortization expense, a $0.7 million decrease in consultant and contractor costs, and a $0.4 million decrease in the allocation of corporate IT-related and facility-related costs.

Product development expenses decreased by $4.0 million, or 7.8%, for the nine months ended September 30, 2026 as compared to the same period last year, primarily due to a $3.3 million decrease in consultant and contractor costs, a $2.3 million decrease in intangible amortization expense, a $0.8 million decrease in project materials costs, and a $0.6 million decrease in the allocation of corporate IT-related and facility-related costs. These decreases were partially offset by a $2.5 million increase in personnel-related costs.

Interest expense, Interest income and Other (expense) income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Interest expense	$(1,691)	$(2,053)	$(5,056)	$(7,205)
Interest income	887	197	2,712	1,407
Other (expense) income, net	1,048	(829)	3,203	(6,632)

Interest expense decreased by 17.6% and 29.8% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods last year, primarily due to a lower principal balance on our term loans.

Interest income increased by 350.3% for the three months ended September 30, 2026 as compared to the same period last year, primarily due to higher cash balances in our interest-bearing accounts.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 28

Interest income increased by 92.8% for the nine months ended September 30, 2026 as compared to the same period last year, primarily due to higher cash balances in our interest-bearing accounts and $0.6 million of interest income recognized in the second quarter of 2026 in connection with a refund of duties previously paid under the tariffs imposed pursuant to IEEPA, which the U.S. Supreme Court ruled invalid in February 2026.

Other (expense) income, net for the three months ended September 30, 2026 and 2025 was primarily comprised of foreign exchange gains and losses on cash, accounts receivable, and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries, and other non-operating income.

Other (expense) income, net for the nine months ended September 30, 2026 was primarily comprised of foreign exchange gains and losses on cash, accounts receivable, and intercompany balances denominated in currencies other than the functional currencies of our subsidiaries, and other non-operating income. In addition, other (expense) income, net for the nine months ended September 30, 2025 included a $2.6 million reversal of a bargain purchase gain from the Fanatec Acquisition that was recognized in the prior year. Our foreign currency exposure was primarily driven by fluctuations in the foreign currency exchange rates of the Euro, British Pound, and Taiwan Dollar.

Income tax expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except percentages)
Income (loss) before income taxes	$(1,397)	$(8,312)	$20,622	$(37,243)
Income tax expense	(990)	(2,080)	(803)	(3,772)
Effective tax rate	(70.9)%	(25.0)%	3.9%	(10.1)%

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, changes in management's assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

Because the Company is unable to make a reliable estimate of its annual effective tax rate given the non-recurring nature of certain items affecting operating results in 2026, income tax expense for the three and nine months ended September 30, 2026 was computed using the actual year-to-date effective tax rate method, rather than the estimated annual effective tax rate method, adjusted for discrete items.

Our effective tax rates were tax expense of (70.9)% and (25.0)% for the three months ended September 30, 2026 and 2025, respectively. The change in our effective tax rate for the three months ended September 30, 2026, compared to the prior year period, was primarily driven by changes in the geographic mix of income and losses across jurisdictions and the continued application of a full valuation allowance against our U.S. deferred tax assets, which limited the tax benefit on the U.S. pre-tax loss, combined with an increase in foreign pre-tax income.

Our effective tax rates were tax expense of 3.9% and (10.1)% for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate in both periods reflects the continued application of a full valuation allowance against our U.S. federal and state deferred tax assets, which limits the extent to which U.S. pre-tax results affect our consolidated provision. The change in our effective tax rate for the nine months ended September 30, 2026, was primarily due to discrete tax benefits recognized upon the favorable resolution of a tax audit in the Netherlands and the transfer of intellectual property from the United Kingdom to the United States, partially offset by increased tax expense from shifting from a consolidated pre-tax loss in the prior-year period to consolidated pre-tax income in the current period.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 29

Segment Results

Segment Net Revenue

The following table sets forth our net revenue by segment expressed both in dollars (thousands) and as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025

Gamer and Creator Peripherals Segment	$116,481	31.7%	$112,660	32.6%	$355,675	34.3%	$327,275	31.6%
Gaming Components and Systems Segment
Memory Products	167,299	45.6	117,179	33.9	439,874	42.5	363,242	35.1
Other Component Products	83,245	22.7	115,924	33.5	240,323	23.2	345,108	33.3
	250,544	68.3	233,103	67.4	680,197	65.7	708,350	68.4
Total Net Revenue	$367,025	100.0%	$345,763	100.0%	$1,035,872	100.0%	$1,035,625	100.0%

Gamer and Creator Peripherals Segment

Net revenue of the Gamer and Creator Peripherals segment increased by 3.4% and 8.7%, respectively, for the three and nine months ended September 30, 2026 as compared to the same periods last year. The increase was primarily driven by higher sales within our peripherals, streaming and sim racing categories as a result of new product introductions, channel expansion and the acquisition of Trak Racer during the quarter.

Gaming Components and Systems Segment

Net revenue of the Gaming Components and Systems segment increased by 7.5% for the three months ended September 30, 2026 compared to the same period last year, primarily driven by memory, which grew 42.7% on higher demand and increased prices. For the nine months ended September 30, 2026, net revenue decreased by 4.0% as the memory growth was more than offset by lower sales of other components products, resulting from softer demand in the self-built PC market, due to the lack of a significant GPU-driven upgrade cycle and elevated memory pricing.

Segment Gross Profit and Gross Margin

The following table sets forth our gross profit expressed in dollars (thousands) and gross margin (which we define as gross profit as a percentage of net revenue) by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025

Gamer and Creator Peripherals Segment	$45,039	38.7%	$44,292	39.3%	$147,373	41.4%	$131,795	40.3%
Gaming Components and Systems Segment
Memory Products	35,652	21.3	19,632	16.8	111,354	25.3	59,802	16.5
Other Component Products	17,135	20.6	29,172	25.2	59,416	24.7	89,732	26.0
	52,787	21.1	48,804	20.9	170,770	25.1	149,534	21.1
Total Gross Profit	$97,826	26.7%	$93,096	26.9%	$318,143	30.7%	$281,329	27.2%

Gamer and Creator Peripherals Segment

The gross margin of the Gamer and Creator Peripherals segment decreased by 60 bps for the three months ended September 30, 2026 as compared to the same period last year. The decrease was primarily attributable to a 170 bps decrease related to a release of inventory reserve in the prior-year period, a 130 bps decrease from amortization of inventory fair value step-up related to a recent acquisition, and a 110 bps decrease from higher royalty expense on certain new product launches. These decreases were partially offset by a 210 bps increase from retail promotional event shift from Q3 to Q2, a 55 bps increase from higher inventory absorption resulting from higher factory utilization, a 35 bps increase from lower tariff and a 25 bps increase from favorable product mix.

The gross margin of the Gamer and Creator Peripherals segment increased by 110 bps for the nine months ended September 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 150 bps benefit from lower tariff costs related to the IEEPA tariff refund, a 145 bps benefit from favorable product mix and a 80 bps benefit from lower promotional costs. These increases were partially offset by an 125 bps decrease from higher royalty costs on certain new product launches, a 60 bps decrease from costs to process and rework inventory returns and related warranty costs, a 25 bps decrease from higher air freight cost and a 25 bps decrease from amortization of the inventory fair value step-up related to recent acquisition.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 30

Gaming Components and Systems Segment

The gross margin of the Gaming Components and Systems segment increased by 20 bps for the three months ended September 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 185 bps increase from lower promotional cost from strong DRAM demand and retail promotional event shift from Q3 to Q2, a 50 bps increase from lower tariff costs. These increases were partially offset by a 210 bps decrease from unfavorable product mix.

The gross margin of the Gaming Components and Systems segment increased by 400 bps for the nine months ended September 30, 2026 as compared to the same period last year. The increase was primarily attributable to a 120 bps increase from favorable product mix, a 115 bps increase from lower promotional cost, a 85 bps increase from lower air freight costs, and a 110 bps increase from lower tariff costs related to the IEEPA tariff refund. These increases were partially offset by a 60 bps decrease from lower inventory absorption from lower factory utilization.

Liquidity and Capital Resources

Overview

We have financed our operations and acquisitions through cash from operations, and when necessary, through debt facilities and issuance of equity securities. As of September 30, 2026, our principal sources of liquidity were cash and restricted cash, in aggregate of $136.2 million, and our borrowing capacity under the June 2030 Revolving Facility (as defined under “Capital Resources” below) of $99.4 million.

Our principal uses of cash generally include purchases of inventory, payroll and other operating expenses related to the development and marketing of our products, capital expenditures, repayments of debt and related interest, income tax payments, share repurchases, future investments in business and technology, and selective mergers and acquisitions.

We believe that the anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash balances at September 30, 2026, supplemented with the borrowing capacity under our June 2030 Revolving Facility, if and as needed, will be sufficient to fund our principal uses of cash for at least the next twelve months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on the demand for our products. We may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could require operating and financial covenants that would restrict our operations. There can be no assurance that any such equity or debt financing will be available on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025

Net cash provided by (used in):
Operating activities	$90,511	$11,952
Investing activities	(53,644)	(10,124)
Financing activities	534	(47,398)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $90.5 million and consisted of net income of $19.8 million, adjusted for non-cash items of $54.2 million and a net cash inflow of $16.5 million from changes in our net operating assets and liabilities. The non-cash adjustments primarily consisted of $27.5 million of amortization of intangibles, $19.1 million of stock-based compensation expense, and $11.0 million of depreciation, partially offset by a $5.1 million net deferred tax benefit. The net cash inflow from changes in our net operating assets and liabilities was primarily related to a $43.5 million decrease in accounts receivable, a $28.0 million increase in accounts payable due to timing of vendor payments and mix of vendor terms, and an $9.6 million increase in other liabilities and accrued expenses, partially offset by a $65.7 million increase in inventories primarily reflecting higher average prices of DRAM.

Net cash provided by operating activities for the nine months ended September 30, 2025 was $12.0 million and consisted of a net inflow from non-cash adjustments of $68.3 million and was partially offset by a net loss of $41.0 million and a net cash outflow of $15.3 million from changes in our net operating assets and liabilities. The non-cash adjustments primarily consisted of amortization of intangibles, depreciation, stock-based compensation expense, provision for doubtful accounts, and the reversal of the Fanatec Acquisition bargain purchase gain previously recognized in the year ended December 31, 2024. The net cash outflow from changes in

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 31

our net operating assets and liabilities was primarily related to higher inventory purchases as we prepare for year-end sales, as well as a decrease in other liabilities and accrued expenses primarily due to a reduction in the accruals for operating expenses and accruals for customer incentives programs and sales returns with lower revenues. These net cash outflows were partially offset by an increase in accounts payable due to an increase in inventory purchases and the timing of payments, as well as a decrease in accounts receivable from lower revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $53.6 million for the nine months ended September 30, 2026 and consisted of $37.0 million for the acquisition of Trak Racer in August 2026, net of cash acquired, $9.1 million for capital expenditures, and $7.6 million of other investing activities.

Cash used in investing activities was $10.1 million for the nine months ended September 30, 2025 for capital expenditures.

Cash Flows from Financing Activities

Cash provided in financing activities was $0.5 million for the nine months ended September 30, 2026 and consisted of $4.7 million repayment of debt and debt issuance costs, $5.0 million of repurchases of common stock, $1.1 million payment of taxes related to net share settlement of equity awards, and $0.2 million payment of dividends to noncontrolling interest, partially offset by $11.5 million proceeds received from the issuance of shares through employee equity incentive plans.

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

Share Repurchase Program

On January 30, 2026, the Board of Directors authorized us to repurchase up to $50.0 million of our outstanding shares of common stock representing our first repurchase authorization. The repurchase program was effective immediately, does not have an expiration date and is subject to market conditions, applicable laws and regulatory guidelines. The timing and amount of any repurchases will depend on a variety of factors, and the program may be suspended or discontinued at any time and without prior notice.

There were no share repurchases for the three months ended September 30, 2026. As of September 30, 2026, approximately $45.0 million remained available under this program.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 32

Contractual Cash and Other Obligations

The following table summarizes our contractual cash and other obligations as of September 30, 2026 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt principal and interest payments (1)	$142,271	$13,169	$26,068	$103,034	$—
Inventory-related purchase obligations (2)	130,512	130,512	—	—	—
Operating lease obligations (3)	87,342	18,294	24,960	18,396	25,692
Other purchase obligations (4)	9,585	8,394	1,079	112	—
Total	$369,710	$170,369	$52,107	$121,542	$25,692
(1)
Amounts represent the principal cash payments as of September 30, 2026 of our June 2030 Term Loan based on the repayment schedule according to the Amended and Restated Credit Agreement and the expected interest payments associated with the June 2030 Term Loan. See Note 8, “Debt” to our condensed consolidated financial statements for more information.
(2)
Amounts represent an estimate of purchase obligations related to inventory.
(3)
Amounts represent contractual obligations from our operating leases for offices and warehouse spaces.
(4)
Amounts represent non-cancelable obligations related to capital expenditures, software licenses, marketing and other activities.

As of September 30, 2026, we had $1.3 million in non-current income tax payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual cash obligation table above.

In connection with our acquisition of Trak Racer, we recorded a contingent consideration liability measured at fair value. Under the terms of the arrangement, a contingent consideration of up to $10.0 million is payable following a twelve-month earn-out period based on a scale of attainment of the projected upside to the acquired business’s contribution profit, net of payroll costs, as compared to the prior twelve-month period.

Critical Accounting Policies and Estimates

A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results may differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition.

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

Recent Accounting Pronouncements

Refer to Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of September 30, 2026, we had cash and restricted cash of $136.2 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

As of September 30, 2026, under the Amended and Restated Credit Agreement, we had $117.2 million (face value) outstanding on the June 2030 Term Loan which bears interest at variable market rates, primarily SOFR. A significant change in these market rates may adversely affect our operating results. As of September 30, 2026, a hypothetical 100 basis point change in interest rates would result in a change to the annual interest expense by approximately $1.2 million.

Foreign Currency Risk

Approximately 20.0% of our net revenue for the nine months ended September 30, 2026 was denominated in foreign currencies, primarily the Euro, and to a lesser extent, the British Pound. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our net revenue and gross margins as we may have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Germany, United Kingdom, Taiwan, and China. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We enter into forward currency contracts to reduce the short-term effects of currency fluctuations on Euro and British Pound denominated cash, accounts receivable, and intercompany receivable and payable balances. These forward contracts generally mature within two months, and we do not enter into foreign currency forward contracts for trading purposes. The outstanding notional principal amount was $22.4 million and $28.5 million as of September 30, 2026 and December 31, 2025, respectively. The gains or losses on these contracts are recognized in earnings based on the changes in fair value of the foreign currency forward contracts.

The net impact of changes in foreign currency rates, including the net gains or (losses) on the forward currency contracts, recognized in other expense, net was $(2.1) million and $(4.3) million for the nine months ended September 30, 2026 and 2025, respectively. A hypothetical ten percent change in exchange rates between foreign currencies and the U.S. dollar would increase or decrease our gains or losses on foreign currency exchange of approximately $0.5 million in our condensed consolidated financial statements for the nine months ended September 30, 2026.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 34

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 35

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

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. The risks that we describe in our public filings are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely effect our business, financial condition and/or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no share repurchases during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) On September 14, 2026, Thi La, our Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act (the “Trading Plan”). The Trading Plan is for the sale of up to 825,000 shares of our common stock subject to options granted pursuant to our equity incentive plans, of which 725,000 stock options are scheduled to expire on November 12, 2027, as well as shares of common stock subject to restricted stock units (“RSUs”) and performance stock units (“PSUs”) also granted pursuant to our equity incentive plans, in amounts and prices determined in accordance with formulae set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and June 30, 2028.

The number of shares of common stock subject to RSUs and PSUs previously granted to Ms. La (the “RSU Shares”) to be sold pursuant to the Trading Plan vest at various dates between January 1, 2022 and May 27, 2028. As a result, the aggregate number of RSU Shares and PSU shares that will be sold under the Trading Plan is not yet determinable, because each of the planned sale amounts is equal to a certain percentage of the shares underlying the RSU award and PSU award, that have vested pursuant to the RSU award terms and PSU award terms, net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards PSU awards.

Other than abovementioned Trading Plan, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 36

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

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corsair Gaming, Inc.

Date: November 5, 2026	By:	/s/ Gordon Mattingly
Gordon Mattingly
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Corsair Gaming, Inc. | Q3 2026 Form 10-Q | 38